Form 10-Q
period 2021-06-30
BROADWAY FINANCIAL CORP \DE\
filed 2021-08-23
CIK 1001171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 16, 2021, 43,674,046 shares of the Registrant’s Class A voting common stock, 11,404,621 shares of the Registrant’s Class B non-voting common stock and 16,689,775 shares of the Registrant’s Class C non-voting common stock were outstanding.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition
(In thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Cash and due from banks	$41,730	$71,110
Interest-bearing deposits in other banks	168,653	24,999
Cash and cash equivalents	210,383	96,109
Securities available-for-sale, at fair value	158,832	10,698
Loans receivable held for investment, net of allowance of $3,296 and $3,215	614,718	360,129
Accrued interest receivable	2,572	1,202
Federal Home Loan Bank (FHLB) stock	2,896	3,431
Federal Reserve Bank (FRB) stock	693	-
Office properties and equipment, net	9,159	2,540
Bank owned life insurance	3,168	3,147
Deferred tax assets, net	5,513	5,633
Core deposit intangible, net	3,198	-
Goodwill	25,996	-
Other assets	3,870	489
Total assets	$1,040,998	$483,378

Liabilities and stockholders’ equity
Liabilities:
Deposits	$705,041	$315,630
Securities sold under agreements to repurchase	70,660	-
FHLB advances	96,022	110,500
Junior subordinated debentures	2,805	3,315
Notes payable	14,000	-
Accrued expenses and other liabilities	8,975	5,048
Total liabilities	897,503	434,493
Cumulative Redeemable Perpetual Preferred stock, Series A, authorized 3,000 shares at June 30, 2021 and none at December 31, 2020; issued and outstanding 3,000 shares at June 30, 2021 and none at December 31, 2020, liquidation value $1,000 per share	3,000	-
Common stock, Class A, $0.01 par value, voting, authorized 75,000,000 shares at June 30, 2021 and 50,000,000 shares at December 31, 2020; issued 46,248,710 shares at June 30, 2021 and 21,899,584 shares at December 31, 2020; outstanding 43,630,884 shares at June 30, 2021 and 19,281,758 shares at December 31, 2020	462	219
Common stock, Class B, $0.01 par value, non-voting, authorized 15,000,000 shares at June 30, 2021 and none at December 31, 2020; issued and outstanding 11,404,621 shares at June 30, 2021 and none at December 31, 2020	114	-
Common stock, Class C, $0.01 par value, non-voting, authorized 25,000,000 shares at June 30, 2021 and December 31, 2020; issued and outstanding 16,689,775 at June 30, 2021 and 8,756,396 shares at December 31, 2020	167	87
Additional paid-in capital	140,125	46,851
Retained earnings	4,997	7,783
Unearned Employee Stock Ownership Plan (ESOP) shares	(861)	(893)
Accumulated other comprehensive income, net of tax	785	164
Treasury stock-at cost, 2,617,826 shares at June 30, 2021 and at December 31, 2020	(5,326)	(5,326)
Total Broadway Financial Corporation and Subsidiary stockholders’ equity	143,463	48,885
Non-controlling interest	32	-
Total liabilities and stockholders’ equity	$1,040,998	$483,378

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Income (Loss)
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share)

Interest income:
Interest and fees on loans receivable	$6,300	$4,429	$9,944	$8,788
Interest on available for sale securities	440	65	496	135
Other interest income	144	74	221	216
Total interest income	6,884	4,568	10,661	9,139

Interest expense:
Interest on deposits	477	967	860	2,022
Interest on borrowings	586	570	1,135	1,188
Total interest expense	1,063	1,537	1,995	3,210

Net interest income	5,821	3,031	8,666	5,929
Loan loss provision	81	-	81	29
Net interest income after loan loss provision	5,740	3,031	8,585	5,900

Non-interest income:
Service charges	36	94	129	238
Gain on sale of loans	-	116	-	123
CDFI Grant	1,826	-	1,826	-
Other	330	32	360	78
Total non-interest income	2,192	242	2,315	439

Non-interest expense:
Compensation and benefits	2,819	1,983	8,209	4,038
Occupancy expense	627	320	935	635
Information services	566	221	807	458
Professional services	513	571	2,452	835
Supervisory costs	177	95	247	112
Office services and supplies	59	87	154	163
Corporate insurance	8	32	254	64
Amortization of core deposit intangible	131	-	131	-
Other	474	93	812	246
Total non-interest expense	5,374	3,402	14,001	6,551

Income (loss) before income taxes	2,558	(129)	(3,101)	(212)
Income tax expense (benefit)	1,824	(345)	(348)	(395)
Net income (loss)	$734	$216	$(2,753)	$183
Less: Net income attributable to non-controlling interest	(33)	-	(33)	-
Net Income (loss) Attributable to Broadway Financial Corporation	$701	$216	$(2,786)	$183

Other comprehensive income, net of tax:
Unrealized gains on securities available-for-sale arising during the period	$1,022	$155	$864	$330
Income tax expense	290	46	243	98
Other comprehensive income, net of tax	732	109	621	232

Comprehensive income (loss)	$1,433	$325	$(2,165)	$415

Earnings (loss) per common share-basic	$0.01	$0.01	$(0.06)	$0.01
Earnings (loss) per common share-diluted	$0.01	$0.01	$(0.06)	$0.01

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(2,753)	$183
Adjustments to reconcile net income to net cash used in operating activities:
Loan loss provision	81	29
Depreciation	345	115
Net amortization of deferred loan origination costs	964	136
Net amortization of premiums on available for sale securities	231	19
Amortization of investment in affordable housing limited partnership	26	53
Amortization of core deposit intangible	131	-
Director compensation expense-common stock	45	45
Accretion of premium on FHLB advances	(7)	-
Stock-based compensation expense	169	179
Valuation allowance on deferred tax asset	370	-
ESOP compensation expense	47	32
Earnings on bank owned life insurance	(21)	(23)
Originations of loans receivable held for sale	-	(110,908)
Proceeds from sales of loans receivable held for sale	-	60,997
Repayments on loans receivable held for sale	-	315
Gain on sale of loans receivable held for sale	-	(123)
Change in assets and liabilities:
Net change in deferred taxes	(1,210)	(271)
Net change in accrued interest receivable	267	(68)
Net change in other assets	(1,118)	(349)
Net change in advance payments by borrowers for taxes and insurance	310	43
Net change in accrued expenses and other liabilities	(447)	442
Net cash used in operating activities	(2,570)	(49,154)

Cash flows from investing activities:
Cash acquired in merger	84,745	-
Net change in loans receivable held for investment	(29,749)	23,265
Principal payments on available-for-sale securities	6,547	1,125
Purchase of available-for-sale securities	(4,073)	-
Purchase of FHLB stock	(152)	(670)
Proceeds from redemption of FHLB stock	1,055	-
Purchase of office properties and equipment	(56)	(328)
Proceeds from disposals of office property and equipment	45	-
Net cash provided by investing activities	58,362	23,392

Cash flows from financing activities:
Net change in deposits	35,690	18,054
Net increase in securities sold under agreements to repurchase	10,613	-
Proceeds from sale of stock (net of costs)	30,837	-
Distributions to non-controlling interest	(165)	-
Proceeds from FHLB advances	5,000	66,000
Repayments of FHLB advances	(22,535)	(33,500)
Stock cancelled for income tax withholding	(448)	-
Repayments of junior subordinated debentures	(510)	(510)
Net cash provided by financing activities	58,482	50,044
Net change in cash and cash equivalents	114,274	24,282
Cash and cash equivalents at beginning of the period	96,109	15,566
Cash and cash equivalents at end of the period	$210,383	$39,848

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,803	$3,290
Cash paid for income taxes	429	3
Assets acquired (liabilities assumed) in acquisition:
Securities available for sale, at fair value	$149,975	$-
Loans receivable	225,885	-
Accrued interest receivable	1,637	-
FHLB and FRB stock	1,061	-
Office property and equipment	6,953	-
Goodwill	25,966	-
Core deposit intangible	3,329	-
Other assets	2,290	-
Deposits	(353,722)	-
FHLB advances	(3,166)	-
Securities sold under agreements to repurchase	(59,945)	-
Other borrowings	(14,000)	-
Deferred taxes	(717)	-
Accrued expenses and other liabilities	(4,063)	-
Preferred stock	(3,000)	-
Common stock	(63,257)	-

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

		Three-Month Period Ended June 30, 2021 and 2020
	Preferred Stock Non-Voting	Common Stock Voting	Common Stock Non-Voting	Additional Paid‑in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Substantially Restricted)	Unearned ESOP Shares	Treasury Stock	Non-controlling Interest	Total Stockholders’ Equity
					(In thousands)
Balance at March 31, 2021	$-	$218	$87	$46,625	$53	$4,296	$(877)	$(5,326)	$-	$45,076
Net income for the three months ended June 30, 2021	-	-	-	-	-	701	-	-	33	734
Preferred shares issued in business combination	3,000	-	-	-	-	-	-	-	-	3,000
Common shares issued in business combination	-	140	114	62,839	-	-	-	-	164	63,257
Shares transferred from voting to non-voting after business combination	-	(7)	7	-	-	-	-	-	-	-
Common shares issued in private placement	-	112	73	30,652	-	-	-	-	-	30,837
Release of unearned ESOP shares	-	-	-	9	-	-	16	-	-	25
Common stock cancelled for payment of tax withholdings	-	(1)	-	-	-	-	-	-	-	(1)
Payment to non-controlling interest	-	-	-	-	-	-	-	-	(165)	(165)
Other comprehensive income, net of tax	-	-	-	-	732	-	-	-	-	732
Balance at June 30, 2021	$3,000	$462	$281	$140,125	$785	$4,997	$(861)	$(5,326)	$32	$143,495

Balance at March 31, 2020	$-	$219	$87	$46,550	$100	$8,392	$(942)	$(5,326)	$-	$49,080
Net income for the three months ended June 30, 2020	-	-	-	-	-	216	-	-	-	216
Release of unearned ESOP shares	-	-	-	-	-	-	15	-	-	15
Restricted stock Compensation expense	-	-	-	90	-	-	-	-	-	90
Stock option compensation expense	-	-	-	10	-	-	-	-	-	10
Other comprehensive income, net of tax	-	-	-	-	109	-	-	-	-	109
Balance at June 30, 2020	$-	$219	$87	$46,650	$209	$8,608	$(927)	$(5,326)	$-	$49,520

See accompanying notes to unaudited consolidated financial statements.

		Six-Month Period Ended June 30, 2021 and 2020
	Preferred Stock Non-Voting	Common Stock Voting	Common Stock Non-Voting	Additional Paid‑in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Substantially Restricted)	Unearned ESOP Shares	Treasury Stock	Non-controlling interest	Total Stockholders’ Equity
					(In thousands)
Balance at January 1, 2021	$-	$219	$87	$46,851	$164	$7,783	$(893)	$(5,326)	$-	$48,885
Net income (loss) for the six months ended June 30, 2021	-	-	-	-	-	(2,786)	-	-	33	(2,753)
Preferred shares issued in business combination	3,000	-	-	-	-	-	-	-	-	3,000
Common shares issued in business combination	-	140	114	62,839	-	-	-	-	164	63,257
Shares transferred from voting to non-voting after business combination	-	(7)	7	-	-	-	-	-	-	-
Common shares issued in private placement	-	112	73	30,652	-	-	-	-	-	30,837
Release of unearned ESOP shares	-	-	-	15	-	-	32	-	-	47
Restricted stock compensation expense	-	-	-	162	-	-	-	-	-	162
Stock awarded to directors	-	-	-	45	-	-	-	-	-	45
Stock option compensation expense	-	-	-	7	-	-	-	-	-	7
Common stock cancelled for payment of tax withholdings	-	(2)	-	(446)	-	-	-	-	-	(448)
Payment to non-controlling interest	-	-	-	-	-	-	-	-	(165)	(165)
Other comprehensive income, net of tax	-	-	-	-	621	-	-	-	-	621
Balance at June 30, 2021	$3,000	$462	$281	$140,125	$785	$4,997	$(861)	$(5,326)	$32	$143,495

Balance at January 1, 2020	$-	$218	$87	$46,426	$(23)	$8,425	$(959)	$(5,326)	$-	$48,848
Net income for the six months ended June 30, 2020	-	-	-	-	-	183	-	-	-	183
Release of unearned ESOP shares	-	-	-	-	-	-	32	-	-	32
Restricted stock compensation expense	-	1	-	160	-	-	-	-	-	161
Stock awarded to directors	-	-	-	45	-	-	-	-	-	45
Stock option compensation expense	-	-	-	19	-	-	-	-	-	19
Other comprehensive loss, net of tax	-	-	-	-	232	-	-	-	-	232
Balance at June 30, 2020	$-	$219	$87	$46,650	$209	$8,608	$(927)	$(5,326)	$-	$49,520

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements

NOTE (1) – Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements include Broadway Financial Corporation (the “Company”) and its wholly owned subsidiary, City First Bank, National Association (the “Bank” and, together with the Company, “City First Broadway”). Also included in the unaudited consolidated financial statements are the following subsidiaries of City First Bank: 1432 U Street LLC, Broadway Service Corporation, City First Real Estate LLC, City First Real Estate II LLC, City First Real Estate III LLC, City First Real Estate IV LLC, and CF New Markets Advisors, LLC (“CFNMA”). In addition, CFNMA also consolidates CFC Fund Manager II, LLC; City First New Markets Fund II, LLC; City First Capital IX, LLC; and City First Capital 45, LLC (“CFC 45”) into its financial results. The results of Broadway Service Corporation, a wholly owned subsidiary of the Bank, are also included in the unaudited consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q.  These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”) and, accordingly, should be read in conjunction with such audited consolidated financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Subsequent events have been evaluated through August 23, 2021, which is the date these financial statements were issued.

 Except as discussed below, our accounting policies are described in Note 1 – Summary of Significant Accounting Policies of our audited consolidated financial statements included in (the “2020 Form 10-K”).

Purchased Credit Impaired Loans

As part our recent merger, see Note 2 – Business Combination, the Company acquired certain loans that have shown evidence of credit deterioration since origination; these loans are referred to as purchased credit impaired loans (“PCI loans”). These PCI loans are recorded at their fair value at acquisition, such that there is no carryover of the seller’s allowance for loan losses. Such PCI loans are accounted for individually. The Company estimates the amount and timing of expected cash flows for each PCI loan, and the expected cash flows in excess of the allocated fair value is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (non-accretable difference). Over the life of the PCI loan, expected cash flows continue to be estimated each quarter. If the present value of expected cash flows decreases from the prior estimate, a provision for loan losses is recorded and an allowance for loan losses is established. If the present value of expected cash flows increases from the prior estimate, the increase is recognized as part of future interest income. If the timing and amount of cash flows is uncertain, then cash payments received will be recognized as a reduction of the recorded investment.

Business Combinations

Business combinations are accounted for using the acquisition accounting method. Under the purchase accounting method, the Company measures the identifiable assets acquired, including identifiable intangible assets, and liabilities assumed in a business combination at fair value on the acquisition date. Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. See Note 2 - Business Combination and Note 7 - Goodwill and Intangible Assets for further information.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
Goodwill and intangible assets acquired in a purchase business combination and that are determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate the necessity for such impairment tests to be performed. The Company has selected November 30th as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Company’s consolidated statement of financial condition.

Core deposit intangible assets arising from mergers and acquisitions are amortized on an accelerated basis reflecting the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. The estimated life of the core deposit intangible is approximately 10 years.

Variable Interest Entities (“VIE”)

An entity is considered to be a VIE when it does not have sufficient equity at investment at risk, the equity investors as a group lack the characteristics of a controlling financial interest, or the entity is structured with disproportionate voting rights and substantially all of the entity’s activities are conducted on behalf of an investor with disproportionately few voting rights. The Company is required to consolidate a VIE when it holds a variable interest in the VIE and is also the primary beneficiary of the VIE. CFC 45 is a Community Development Entity (“CDE”), and is considered to be a VIE. The Company is the primary beneficiary because it has the power to direct activities that most significantly affect the economic performance of CFC 45 and have the obligation to absorb the majority of the losses or benefits of its financial performance.

Noncontrolling Interests

For consolidated subsidiaries that are less than wholly-owned, the third-party holdings of equity interests are referred to as noncontrolling interests. The portion of net income attributable to noncontrolling interests for such subsidiaries is presented as net income applicable to noncontrolling interests on the consolidated statements of operations and comprehensive income, and the portion of the stockholders’ equity of such subsidiaries is presented as noncontrolling interests on the consolidated statements of financial condition and consolidated statements of changes in stockholders’ equity.

Recent Accounting Guidance

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

NOTE (2) – Business Combination

The Company completed its merger with CFBanc Corporation (“CFBanc”) on April 1, 2021, with the Company continuing as the surviving entity (the “CFBanc Merger”). Immediately following this merger, Broadway Federal Bank, f.s.b., a subsidiary of Broadway Financial Corporation, merged with and into City First Bank of D.C., National Association, with City First Bank of D.C., National Association continuing as the surviving entity (which concurrently changed its name to City First Bank, National Association). As of the acquisition date, CFBanc Corporation had $471.0 million in total assets, $227.7 million in gross loans, and $353.7 million of total deposits.

On April 1, 2021, (1) each share of CFBanc Corporation’s Class A Common Stock, par value $0.50 per share, and Class B Common Stock, par value $0.50 per share, issued and outstanding immediately prior to the CFBanc Merger was converted into 13.626 validly issued, fully paid and nonassessable shares, respectively, of the voting common stock of the Company, par value $0.01 per share, which were renamed Class A Common Stock, and a new class of non-voting common stock of the Company, par value $0.01 per share, which was named Class B Common Stock, and (2) each share of Fixed Rate Cumulative Redeemable Perpetual Preferred Stock, Series B, par value $0.50 per share, of CFBanc Corporation (“CFBanc Corporation Preferred Stock”) issued and outstanding immediately prior to the effective time of the CFBanc Merger was converted into one validly issued, fully paid and non-assessable share of a new series of preferred stock of the Company, which was designated as the Company’s Fixed Rate Cumulative Redeemable Perpetual Preferred Stock, Series A, with such rights, preferences, privileges and voting powers, and limitations and restrictions thereof, which taken as a whole, are not materially less favorable to the holders of CFBanc Corporation Preferred Stock than the rights, preferences, privileges and voting powers, and limitations and restrictions thereof of CFBanc Corporation Preferred Stock. The total value of the consideration transferred to CFBanc Corporation shareholders was approximately $66.3 million, which was based on the closing price of the Company’s common stock on March 31, 2021, the last trading day prior to the consummation of the merger.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
The Company accounted for the CFBanc Merger under the acquisition method of accounting which requires purchased assets and liabilities assumed to be recorded at their respective fair values at the date of acquisition. The Company determined the fair value of the acquired assets and assumed liabilities with the assistance of third-party valuation firms.  Goodwill in the amount of $26.0 million was recognized in the CFBanc Merger. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities. Goodwill is not amortized for financial reporting purposes; rather, it is tested for impairment annually, or more frequently if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit’s fair value. Goodwill recognized in this transaction is not deductible for income tax purposes.

The following table represents the assets acquired and liabilities assumed in the CFBanc Merger as of April 1, 2021, and the fair value adjustments and amounts recorded by the Company as of the same date under the acquisition method of accounting:

	CFBanc Book Value	Fair Value Adjustments	Fair Value
Assets acquired	(In thousands)
Cash and cash equivalents	$84,745	$-	$84,745
Securities available-for-sale	150,052	(77)	149,975
Loans receivable held for investment:
Gross loans receivable held for investment	227,669	(1,784)	225,885
Deferred fees and costs	(315)	315	-
Allowance for loan losses	(2,178)	2,178	-
	225,176	709	225,885
Accrued interest receivable	1,637	-	1,637
FHLB and FRB stock	1,061	-	1,061
Office properties and equipment	5,152	1,801	6,953
Deferred tax assets, net	890	(1,608)	(718)
Core deposit intangible	-	3,329	3,329
Other assets	2,290	-	2,290
Total assets	$471,003	$4,154	$475,157

Liabilities assumed
Deposits	$353,671	$51	$353,722
Securities sold under agreements to repurchase	59,945	-	59,945
FHLB advances	3,057	109	3,166
Notes payable	14,000	-	14,000
Accrued expenses and other liabilities	4,063	-	4,063
Total liabilities	$434,736	$160	$434,896

Excess of assets acquired over liabilities assumed	$36,267	$3,994	$40,261
Consideration paid			$66,257
Goodwill recognized			$25,996

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
The fair values are preliminary estimates and are subject to adjustment for up to one year after the merger date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. These changes could differ materially from what is presented above.

The contractual amounts due, expected cash flows to be collected, the interest component, and the fair value of loans acquired from CFBanc as of the acquisition date were as follows:

Acquired Loans
(In thousands)

Contractual amounts due	$231,432
Cash flows not expected to be collected	(3,666)
Expected cash flows	227,766
Interest component of expected cash flows	(1,881)
Fair value of acquired loans	$225,885

A component of total loans acquired from CFBanc were loans that were considered to be purchased credit impaired loans (PCI loans). Refer to Note 6 for additional information regarding PCI loans. The following table presents the amounts that comprise the fair value of PCI loans (in thousands):

Contractual amounts due	$1,825
Nonaccretable difference (cash flows not expected to be collected)	(634)
Expected cash flows	1,191
Accretable yield	(346)
Fair value of acquired loans	$845

In accordance with generally accepted accounting principles, there was no carryover of the allowance for loan losses that had been previously recorded on loans by CFBanc.

The operating results of CFBanc for the three and six months ended June 30, 2021 are included in the operating results of the Company since the merger date. The following table presents the amounts related to CFBanc’s operations included in the Company’s consolidated statement of operations from April 1 through June 30, 2021:

(In thousands)
Net interest income	$2,896
Net income	$966

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
The following table presents the net interest income, net income, and earnings per share as if the CFBanc Merger was effective as of January 1, 2020. The unaudited pro forma financial information included in the table below is based on various estimates and is presented for informational purposes only and does not indicate the financial condition or results of operations of the combined Company that would have been achieved for the periods presented had the transactions been completed as of the date indicated or that may be achieved in the future.

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(Dollars in thousands except per share amounts)
Net interest income	$5,821	$5,173	$11,011	$10,331
Net income (loss)	723	476	(3,539)	189

Basic earnings per share	$0.01	$0.01	$(0.06)	$0.00
Diluted earnings per share	$0.01	$0.01	$(0.06)	$0.00

NOTE (3) – Capital Raise

On April 6, 2021, the Company completed the sale of 18,474,000 shares of Broadway Financial Corporation common stock in private placements to institutional and accredited investors at a purchase price of $1.78 per share for an aggregate purchase price of $32.9 million (net of expenses).

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

  NOTE (4) – Earnings Per Share of Common Stock

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements

 The following table shows how the Company computed basic and diluted earnings (loss) per share of common stock for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per share )

Net income (loss) attributable to Broadway Financial Corporation	$701	$216	$(2,786)	$183
Less net income (loss) attributable to participating securities	-	2	-	2
Income (loss) available to common stockholders	$701	$214	$(2,786)	$181

Weighted average common shares outstanding for basic earnings (loss) per common share	70,163,639	27,143,340	48,873,496	27,055,750
Add: dilutive effects of unvested restricted stock awards	140,247	307,376	-	337,097
Weighted average common shares outstanding for diluted earnings (loss) per common share	70,303,886	27,450,716	48,873,496	27,392,847

Earnings (loss) per common share - basic	$0.01	$0.01	$(0.06)	$0.01
Earnings (loss) per common share - diluted	$0.01	$0.01	$(0.06)	$0.01

Stock options for 450,000 shares of common stock for the six months ended June 30, 2021 were not considered in computing diluted earnings per common share because they were anti-dilutive due to the net loss. There were no unvested restricted stock awards outstanding during the three months ended June 30, 2021.

NOTE (5) – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios as of the periods indicated and the corresponding amounts of unrealized gains and losses which were recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2021:
Federal agency mortgage-backed securities	$83,687	$629	$(60)	$84,256
Federal agency debt	33,207	199	-	33,406
Municipal bonds	4,914	63	(5)	4,972
U. S. Treasuries	18,191	24	-	18,215
SBA pools	17,581	403	(1)	17,983
Total available-for-sale securities	$157,580	$1,318	$(66)	$158,832
December 31, 2020:
Federal agency mortgage-backed securities	$5,550	$257	$-	$5,807
Federal agency debt	2,682	190	-	2,872
Municipal bonds	2,000	19	-	2,019
Total available-for-sale securities	$10,232	$466	$-	$10,698

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
At June 30, 2021, the Bank had thirteen (13) federal agency debt securities with total amortized cost of $33.2 million, estimated total fair value of $33.4 million and an estimated average remaining life of 6.1 years; ninety-four (94) federal agency mortgage-backed securities with total amortized cost of $83.7 million, estimated total fair value of $84.3 million and an estimated average remaining life of 4.6 years; nine (9) U.S. treasury securities with total amortized cost of $18.2 million, estimated total fair value of $18.2 million and an estimated average remaining life of 4.1 years; seventeen (17) SBA pools securities with total amortized cost of $17.6 million, estimated total fair value of $18.0 and an estimated average remaining life of 5.4 years; two (2) municipal bond – taxable securities with total amortized cost of $1.2 million, estimated total fair value of $1.2 million and an estimated average remaining life of 4.1 years; seven (7) municipal bonds – exempt  pools  securities with total amortized cost of $3.7 million, estimated total fair value of $3.8 million and an estimated average remaining life of 12.5 years . The entire securities portfolio at June 30, 2021, consisted of one hundred forty-two securities (142) with an estimated average remaining life of 4.7 years.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties

The amortized cost and estimated fair value of all investment securities available-for-sale at June 30, 2021, by contractual maturities are shown below.  Contractual maturities may differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Due in one year or less	$-	$-	$-	$-
Due after one year through five years	30,244	42	-	30,286
Due after five years through ten years	23,002	294	(11)	23,285
Due after ten years (1)	104,334	982	(55)	105,261
	$157,580	$1,318	$(66)	$158,832

(1)	Mortgage-backed securities, collateralized mortgage obligations and SBA pools do not have a single stated maturity date and therefore have been included in the “Due after ten years” category.

The Bank held 32 securities with unrealized losses of $66 thousand at June 30, 2021. None of these securities has been in a loss position for greater than one year.  The Bank’s securities were primarily issued by the federal government or its agencies. The unrealized gains or losses on our available-for-sale securities at June 30, 2021 were primarily caused by movements in market interest rates subsequent to the purchase of such securities

Securities with a market value of $71.9 million were pledged as collateral for securities sold under agreements to repurchase as of June 30, 2021 and included $17.8 million of U.S. Government Agency securities, $47.5 million of mortgage-backed securities, and $6.6 million of collateralized mortgage obligations. (See Note 8 – Borrowings.) There were no securities pledged as collateral for securities sold under agreements to repurchase as December 31, 2020. There were no securities pledged to secure public deposits at June 30, 2021 or December 31, 2020.

At June 30, 2021 and December 31, 2020, there were no holdings of securities by any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

There were no sales of securities during the three and six months ended June 30, 2021 and 2020.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
  NOTE (6) – Loans Receivable Held for Investment

Loans receivable held for investment were as follows as of the dates indicated:

	June 30, 2021	December 31, 2020
	(In thousands)
Real estate:
Single family	$53,556	$48,217
Multi-family	346,192	272,387
Commercial real estate	92,491	24,289
Church	15,652	16,658
Construction	22,677	429
Commercial – other	46,973	57
SBA loans (1)	40,027	-
Consumer	73	7
Gross loans receivable before deferred loan costs and premiums	617,641	362,044
Unamortized net deferred loan costs and premiums	373	1,300
Gross loans receivable	618,014	363,344
Allowance for loan losses	(3,296)	(3,215)
Loans receivable, net	$614,718	$360,129

    (1)          Including Paycheck Protection Program (PPP) loans.

Purchased Credit Impaired (PCI) Loans

As part of the CFBanc Merger, the Company acquired loans for which there was, at acquisition, evidence of credit deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. Prior to the CFBanc Merger, there were no such acquired loans. The carrying amount of those loans as of June 30, 2021, is as follows:

June 30, 2021
(In thousands)
Real estate:
Single family	$534
Commercial real estate	187
Commercial - other	84
$805

On the acquisition date, the amount by which the undiscounted expected cash flows of the purchased credit impaired loans exceeded the estimated fair value of the loan is the accretable yield. The accretable yield is measured at each financial reporting date and represents the difference between the remaining undiscounted cash flows and the current carrying value of the purchased credit impaired loan. At June 30, 2021, none of the Company’s purchased credit impaired loans were classified as nonaccrual.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
The following table summarizes the accretable yield on the purchased credit impaired loans for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(In thousands)
Balance at the beginning of the period	$-	$-
Additions	346	346
Accretion	(19)	(19)
Balance at the end of the period	$327	$327

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	Three Months Ended June 30, 2021
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	SBA Loans	Consumer	Total
	(In thousands)
Beginning balance	$275	$2,473	$219	$221	$22	$5	$-	$-	$3,215
Provision for (recapture of) loan losses	(105)	133	8	(13)	59	(1)	-	-	81
Recoveries	-	-	-	-	-	-	-	-	-
Loans charged off	-	-	-	-	-	-	-	-	-
Ending balance	$170	$2,606	$227	$208	$81	$4	$-	$-	$3,296

	Three Months Ended June 30, 2020
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	SBA Loans	Consumer	Total
	(In thousands)
Beginning balance	$308	$2,408	$140	$323	$24	$7	$-	$1	$3,211
Provision for (recapture of) loan losses	-	16	29	(41)	(2)	(1)	-	(1)	-
Recoveries	4	-	-	-	-	-	-	-	4
Loans charged off	-	-	-	-	-	-	-	-	-
Ending balance	$312	$2,424	$169	$282	$22	$6	$-	$-	$3,215

	Six Months Ended June 30, 2021
	Real Estate
	Single family	Multi-family	Commercial real estate	Church	Construction	Commercial - other	SBA Loans	Consumer	Total
		(In thousands)
Beginning balance	$296	$2,433	$222	$237	$22	$4	$-	$1	$3,215
Provision for (recapture of) loan losses	(126)	173	5	(29)	59	-	-	(1)	81
Recoveries	-	-	-	-	-	-	-	-	-
Loans charged off	-	-	-	-	-	-	-	-	-
Ending balance	$170	$2,606	$227	$208	$81	$4	$-	$-	$3,296

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
	Six Months Ended June 30, 2020
	Real Estate
	Single family	Multi-family	Commercial real estate	Church	Construction	Commercial - other	SBA Loans	Consumer	Total
		(In thousands)
Beginning balance	$312	$2,319	$133	$362	$48	$7	$-	$1	$3,182
Provision for (recapture of) loan losses	(4)	105	36	(80)	(26)	(1)	-	(1)	29
Recoveries	4	-	-	-	-	-	-	-	4
Loans charged off	-	-	-	-	-	-	-	-	-
Ending balance	$312	$2,424	$169	$282	$22	$6	$-	$-	$3,215

The following tables present the balance in the allowance for loan losses and the recorded investment (unpaid contractual principal balance less charge-offs, less interest applied to principal, plus unamortized deferred costs and premiums) by loan type and based on impairment method as of the dates indicated:

	June 30, 2021
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	SBA Loans	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3	$-	$-	$42	$-	$-	$-	$-	$45
Collectively evaluated for impairment	167	2,606	227	166	81	4	-	-	3,251
Total ending allowance balance	$170	$2,606	$227	$208	$81	$4	$-	$-	$3,296
Loans:
Loans individually evaluated for impairment	$66	$290	$-	$3,718	$-	$-	$-	$-	$4,074
Loans collectively evaluated for impairment	53,600	347,540	92,491	11,602	22,583	46,973	39,078	73	613,940
Total ending loans balance	$53,666	$347,830	$92,491	$15,320	$22,583	$46,973	$39,078	$73	$618,014

	December 31, 2020
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	SBA Loans	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$89	$-	$-	$52	$-	$-	$-	$-	$141
Collectively evaluated for impairment	207	2,433	222	185	22	4	-	1	3,074
Total ending allowance balance	$296	$2,433	$222	$237	$22	$4	$-	$1	$3,215
Loans:
Loans individually evaluated for impairment	$573	$298	$-	$3,813	$-	$47	$-	$-	$4,731
Loans collectively evaluated for impairment	47,784	273,566	24,322	12,495	430	9	-	7	358,613
Total ending loans balance	$48,357	$273,864	$24,322	$16,308	$430	$56	$-	$7	$363,344

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
The following table presents information related to loans individually evaluated for impairment by loan type as of the periods indicated:

	June 30, 2021			December 31, 2020
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Single family	$-	$-	$-	$2	$1	$-
Multi-family	290	290	-	298	298	-
Church	2,487	1,914	-	2,527	1,970	-
With an allowance recorded:
Single family	66	66	3	573	573	88
Church	1,804	1,804	42	1,842	1,842	52
Commercial - other	-	-	-	47	47	1
Total	$4,647	$4,074	$45	$5,289	$4,731	$141

 The recorded investment in loans excludes accrued interest receivable due to immateriality.  For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

The following tables present the monthly average of loans individually evaluated for impairment by loan type and the related interest income for the periods indicated:

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$316	$4	$597	$7
Multi-family	292	5	308	5
Church	3,742	63	4,160	74
Commercial - other	11	-	59	1
Total	$4,361	$72	$5,124	$87

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$426	$10	$599	$14
Multi-family	294	10	309	11
Church	3,766	126	4,190	309
Commercial - other	26	1	60	2
Total	$4,512	$147	$5,158	$336

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
Cash-basis interest income recognized represents cash received for interest payments on accruing impaired loans and interest recoveries on non-accrual loans that were paid off.  Interest payments collected on non-accrual loans are characterized as payments of principal rather than payments of the outstanding accrued interest on the loans until the remaining principal on the non-accrual loans is considered to be fully collectible or paid off.  When a loan is returned to accrual status, the interest payments that were previously applied to principal are deferred and amortized over the remaining life of the loan.  Foregone interest income that would have been recognized had loans performed in accordance with their original terms amounted to $19 thousand and $22 thousand for the three months ended June 30, 2021 and 2020, respectively, and $38 thousand and $45 thousand for the six months ended June 30, 2021 and 2020, respectively, and were not included in the consolidated results of operations.
As of June 30, 2021, the Bank had $1.9 million in 30 to 89 days delinquencies, and no loans were past due 90 days or more. The following tables present the aging of the recorded investment in past due loans by loan type as of the periods indicated:

	June 30, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single family	$-	$-	$-	$-	$53,666	$53,666
Multi-family	-	-	-	-	347,830	347,830
Commercial real estate	1,554	-	-	1,554	90,937	92,491
Church	-	-	-	-	15,320	15,320
Construction	-	-	-	-	22,583	22,583
Commercial - other	-	310	-	310	46,663	46,973
SBA loans	21	-	-	21	39,057	39,078
Consumer	-	-	-	-	73	73
Total	$1,575	$310	$-	$1,885	$616,129	$618,014

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single family	$-	$-	$-	$-	$48,357	$48,357
Multi-family	-	-	-	-	273,864	273,864
Commercial real estate	-	-	-	-	24,322	24,322
Church	-	-	-	-	16,308	16,308
Construction	-	-	-	-	430	430
Commercial - other	-	-	-	-	56	56
Consumer	-	-	-	-	7	7
Total	$-	$-	$-	$-	$363,344	$363,344

The following table presents the recorded investment in non-accrual loans by loan type as of the periods indicated:

	June 30, 2021	December 31, 2020
	(In thousands)
Loans receivable held for investment:
Single-family residence	$-	$1
Church	735	786
Total non-accrual loans	$735	$787

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
There were no loans 90 days or more delinquent that were accruing interest as of June 30, 2021 or December 31, 2020. None of the church non-accrual loans were delinquent, but none qualified for accrual status as of the periods indicated.

Troubled Debt Restructurings (TDRs)

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

The Bank has implemented a loan modification program for the effects of COVID-19 on its borrowers. At the date of this filing, no borrowers have requested loan modifications. To date, no modifications have been granted.

At June 30, 2021, loans classified as TDRs totaled $4.1 million, of which $408 thousand were included in non-accrual loans and $3.7 million were on accrual status.  At December 31, 2020, loans classified as TDRs totaled $4.2 million, of which $232 thousand were included in non-accrual loans and $4.0 million were on accrual status.  The Company has allocated $45 thousand and $141 thousand of specific reserves for accruing TDRs as of June 30, 2021 and December 31, 2020, respectively.  TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period of time and for which the Bank anticipates full repayment of both principal and interest.  TDRs that are on non-accrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments, as modified.  A well-documented credit analysis that supports a return to accrual status based on the borrower’s financial condition and prospects for repayment under the revised terms is also required.  As of June 30, 2021 and December 31, 2020, the Company had no commitment to lend additional amounts to customers with outstanding loans that are classified as TDRs.  No loans were modified during the three or six months ended June 30, 2021 and 2020.

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

	June 30, 2021
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$53,666	$-	$-	$-	$-	$-
Multi-family	347,477	-	-	353	-	-
Commercial real estate	91,018	-	-	1,473	-	-
Church	13,615	647	-	1,058	-	-
Construction	22,583	-	-	-	-	-
Commercial - other	46,973	-	-	-	-	-
SBA loans	39,078	-	-	-	-	-
Consumer	73	-	-	-	-	-
Total	$614,483	$647	$-	$2,884	$-	$-

	December 31, 2020
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$48,357	$-	$-	$1	$-	$-
Multi-family	273,501	-	-	362	-	-
Commercial real estate	22,834	1,488	-	-	-	-
Church	12,899	657	-	2,752	-	-
Construction	430	-	-	-	-	-
Commercial - other	9	-	-	47	-	-
Consumer	7	-	-	-	-	-
Total	$358,037	$2,145	$-	$3,162	$-	$-

  In 2015, CFC 45 was formed to, in effect, act as a pass-through entity for a Merrill Lynch NMTC Corp. (“Merrill Lynch”) allocation of funds in connection with the Bank’s participation in the New Markets Tax Credit (“NMTC”) Program totaling $14.0 million. (See Note 8 - Borrowings.) The financial statements for CFC 45 are consolidated with those of the Company, and as such the Company has reflected a $14.0 million loan made by CFC 45 to a Qualified Active Low Income Business in gross loans above as of June 30, 2021, in connection with the NMTC Program.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
NOTE (7) – Goodwill and Intangible Assets

 In connection with the CFBanc Merger (See Note 2 - Business Combination.), the Company recognized goodwill of $26.0 million and a core deposit intangible of $3.3 million. The following table presents the changes in the carrying amounts of goodwill and core deposit intangibles for the three months ended June 30, 2021:

	Goodwill	Core Deposit Intangible
	(In thousands)
Balance at the beginning of the period	$-	$-
Additions	25,996	3,329
Accretion	-	(131)
Impairment	-	-
Balance at the end of the period	$25,996	$3,198

 The carrying amount of the core deposit intangible consisted of the following at June 30, 2021:

(In thousands)
Core deposit intangible acquired	$3,329
Less: accumulated amortization	(131)
$3,198

  The following table outlines the estimated amortization expense for the core deposit intangible during the next five fiscal years:
(In thousands)
2021	$262
2022	435
2023	390
2024	336
2025	315
Thereafter	1,460
$3,198

NOTE (8) – Borrowings

The Bank enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Bank may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Bank to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Banks’s consolidated statements of financial condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. As of June 30, 2021, securities sold under agreements to repurchase totaled $70.7 million at an average rate of 0.10%. The market value of securities pledged totaled $71.9 million as of June 30, 2021 and included $17.8 million of U.S. Government Agency securities, $47.5 million of mortgage-backed securities,  and $6.6 million of collateralized mortgage obligations. There were no securities pledged as of December 31, 2020.

At June 30, 2021 and December 31, 2020, the Bank had outstanding Advances from the Federal Home Loan Bank (“FHLB”) totaling $96.0 million and $110.5 million, respectively. The weighted rate interest rate was 1.95% and 1.94% as of June 30, 2021 and December 31, 2020, respectively. The weighted average contractual maturity was 26 months and 27 months as of June 30, 2021 and December 31, 2020, respectively. The advances were collateralized by loans with a market value of $193.6 million at June 30, 2021.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures (the “Debentures”) in a private placement to a trust that was capitalized to purchase subordinated debt and preferred stock of multiple community banks.  Interest on the Debentures is payable quarterly at a rate per annum equal to the 3-Month LIBOR plus 2.54%.  The interest rate is determined as of each March 17, June 17, September 17, and December 17, and was 2.69% at June 30, 2021.  On October 16, 2014, the Company made payments of $900 thousand of principal on Debentures, executed a Supplemental Indenture for the Debentures that extended the maturity of the Debentures to March 17, 2024, and modified the payment terms of the remaining $5.1 million principal amount thereof.  The modified terms of the Debentures require quarterly payments of interest only through March 2019 at the original rate of 3-Month LIBOR plus 2.54%.  Starting in June 2019, the Company began making quarterly payments of equal amounts of principal, plus interest, and will continue until the Debentures are fully amortized on March 17, 2024. At June 30, 2021, the Company had repaid a total of $2.2 million of the scheduled principal. The Debentures may be called for redemption at any time by the Company.

In connection with the New Market Tax Credit activities of City First Bank CFC 45 is a partnership whose members include CFNMA and City First New Markets Fund II, LLC. This CDE acts in effect as a pass-through for a Merrill Lynch allocation totaling $14.0 million that needed to be deployed. In December 2015, Merrill Lynch made a $14.0 million non-recourse loan to CFC 45, whereby CFC 45 passed that loan through to a Qualified Active Low-Income Business (“QALICB”). The loan to the QALICB is secured by a Leasehold Deed of Trust that, due to the pass-through, non-recourse structure is operationally and ultimately for the benefit of Merrill Lynch rather than CFC 45. Debt service payments received by CFC 45 from the QALICB are passed through to Merrill Lynch in return for which CFC 45 receives a servicing fee. The financial statements of CFC 45 are consolidated with those of the Bank and the Company.

There are two notes for CFC 45. Note A is in the amount of $9.9 million with a fixed interest rate of 5.2% per annum. Note B is in the amount of $4.1 million with a fixed interest rate of 0.24% per annum. Quarterly interest only payments commenced in March 2016 and will continue through March 2023 for Notes A and B. Beginning in June 2023, quarterly principal and interest payments will be due for Notes A and B. Both notes will mature on December 1, 2040.

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
At June 30, 2021:
Securities available-for-sale – federal agency mortgage-backed	$-	$84,256	$-	$84,256
Securities available-for-sale – federal agency debt	-	33,406	-	33,406
Municipal bonds	-	4,972	-	4,972
U. S. Treasuries	-	18,215	-	18,215
SBA pools	-	17,983	-	17,983

At December 31, 2020:
Securities available-for-sale – federal agency mortgage-backed	$-	$5,807	$-	$5,807
Securities available-for-sale – federal agency debt	-	2,872	-	2,872
Municipal bonds	-	2,019	-	2,019

There were no transfers between Level 1, Level 2, or Level 3 during the three and six months ended June 30, 2021 and 2020.

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

As of June 30, 2021 and December 31, 2020, the Bank did not have any impaired loans carried at fair value of collateral.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
Fair Values of Financial Instruments

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of June 30, 2021 and December 31, 2020.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and due from banks, interest-bearing deposits in other banks, and accrued interest receivable/payable, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

		Fair Value Measurements at June 30, 2021
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$210,383	$210,383	$-	$-	$210,383
Securities available-for-sale	158,832	-	158,832	-	158,832
Loans receivable held for investment	614,718	-	-	612,712	612,712
Accrued interest receivables	2,572	206	282	2,084	2,572
Bank owned life insurance	3,168	3,168	-	-	3,168

Financial Liabilities:
Deposits	$705,041	$-	$705,199	$-	$705,199
Securities sold under agreements to repurchase	70,660	-	70,063	-	70,063
Federal Home Loan Bank advances	96,022	-	98,160	-	98,160
Junior subordinated debentures	2,805	-	-	2,344	2,344
Note payable	14,000	-	-	14,000	14,000
Accrued interest payable	104	-	104	-	104

		Fair Value Measurements at December 31, 2020
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)

Financial Assets:
Cash and cash equivalents	$96,109	$96,109	$-	$-	$96,109
Securities available-for-sale	10,698	-	10,698	-	10,698
Loans receivable held for investment	360,129	-	-	366,279	366,279
Accrued interest receivables	1,202	60	14	1,128	1,202
Bank owned life insurance	3,147	3,147	-	-	3,147

Financial Liabilities:
Deposits	$315,630	$-	$312,725	$-	$312,725
Federal Home Loan Bank advances	110,500	-	113,851	-	113,851
Junior subordinated debentures	3,315	-	-	2,798	2,798
Accrued interest payable	88	-	84	4	88

In accordance with ASU No. 2016-01, the fair value of certain financial assets and liabilities, including loans, time deposits, and junior subordinated debentures, as of June 30, 2021 and December 31, 2020 was measured using an exit price notion.  Although the exit price notion represents the value that would be received to sell an asset or paid to transfer a liability, the actual price received for a sale of assets or paid to transfer liabilities could be different from exit price disclosed.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
NOTE (10) – Stock-based Compensation

The Long-Term Incentive Plan, which was adopted by the Company and approved by the stockholders in 2018 (the “LTIP”), permits the grant of non-qualified and incentive stock options, stock appreciation rights, full value awards and cash incentive awards. The plan is in effect for ten years.  The maximum number of shares that can be awarded under the plan is 1,293,109 shares of common stock as of December 31, 2018.  As of June 30, 2021, 490,007 shares had been awarded and 803,102 shares are available under the 2018 LTIP.

At June 30, 2021, no restricted stock awards were outstanding, and during the first half of June 2021, the Company did not grant any restricted stock awards to its officers and employees.

No stock options were granted during the six months ended June 30, 2021 and 2020.

The following table summarizes stock option activity during the six months ended June, 2021 and 2020:

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
Outstanding at beginning of period	450,000	$1.62	455,000	$1.67
Granted during period	-	-	-	-
Exercised during period	-	-	-	-
Forfeited or expired during period	-	-	(5,000)	6.00
Outstanding at end of period	450,000	$1.62	450,000	$1.62
Exercisable at end of period	450,000	$1.62	360,000	$1.62

The Company did not record any stock-based compensation expense related to stock options during the three months ended June 30, 2021 since these options became fully vested and all compensation cost was recognized in February 2021.  For the six months ended June 30, 2021, the Company recorded $7 thousand expense related to stock options. During the three and six months ended June 30, 2020, the Company recorded $10 thousand and $19 thousand of stock-based compensation expense related to stock options, respectively.

Options outstanding and exercisable at June 30, 2021 were as follows:

	Outstanding				Exercisable
Grant Date	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
February 24, 2016	450,000	4.65 years	$1.62		450,000	$1.62
	450,000	4.65 years	$1.62	$481,500	450,000	$1.62	$481,500

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
NOTE (11) – ESOP Plan

Employees participate in an Employee Stock Option Plan (“ESOP”) after attaining certain age and service requirements.  In December 2016, the ESOP purchased 1,493,679 shares of the Company’s common stock at $1.59 per share, for a total cost of $2.4 million, of which $1.2 million was funded with a loan from the Company.  The loan will be repaid from the Bank’s annual discretionary contributions to the ESOP, net of dividends paid, over a period of 20 years.  Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants.  When loan payments are made, shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants.  As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital.  Any dividends on allocated shares increase participant accounts.  Any dividends on unallocated shares will be used to repay the loan.  Participants will receive shares for their vested balance at the end of their employment.  Compensation expense related to the ESOP was $25 thousand and $15 thousand for the  three months ended June 30, 2021 and 2020, respectively, and $47 thousand and $32 thousand for the six months ended June 30, 2021 and 2020, respectively.

Shares held by the ESOP were as follows:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)

Allocated to participants	1,051,088	1,065,275
Committed to be released	30,708	10,236
Suspense shares	541,919	562,391
Total ESOP shares	1,623,715	1,637,902
Fair value of unearned shares	$1,458	$1,040

At June 30, 2021, 30,708 of ESOP shares were committed to be allocated to participants during 2021.  During 2021 and 2020, 41,665 and 43,321 of ESOP shares were released for allocation to participants, respectively.  Unearned shares, which are reported as Unearned ESOP shares in the equity section of the consolidated statements of financial condition, were $861 thousand and $893 thousand at June 30, 2021 and December 31, 2020, respectively.

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

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have developed a “Community Bank Leverage Ratio” (“CBLR”) (the ratio of a bank’s tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies have set the Community Bank Leverage Ratio at 9%. The CARES Act temporarily lowered this ratio to 8% beginning in the three months ended June 30, 2020. The ratio then rose to 8.5% for 2021 and reestablishes at 9% on January 1, 2022.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
City First Bank, N.A. elected to adopt the CBLR option on April 1, 2020 as reflected in its June 30, 2020  Call Report. Its CBLR as of June 30, 2021 is shown in the table below. The  Company’s former subsidiary, Broadway Federal Bank, f.s.b., did not elect to adopt the CBLR and reported the December 31, 2020 capital ratios as shown in the table below.

Actual and required capital amounts and ratios as of the periods indicated are presented below.

	Actual		Minimum Capital Requirements			Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2021:
Community Bank Leverage Ratio (1)	$97,639	10.10%	$			$82,171	8.50%
December 31, 2020:
Tier 1 (Leverage)	$46,565	9.54%		$19,530	4.00%	$24,413	5.00%
Common Equity Tier 1	$46,565	18.95%		$11,059	4.50%	$15,975	6.50%
Tier 1	$46,565	18.95%		$14,746	6.00%	$19,661	8.00%
Total Capital	$49,802	20.20%		$19,661	8.00%	$24,577	10.00%

(1)
At the Merger on April 1, 2021, the Company’s former subsidiary, Broadway Federal Bank, f.s.b., was merged into City First Bank of D.C, N. A., with City First Bank of D.C, N.A. as the surviving entity and the resultant bank being named City First Bank, National Association, which had elected to adopt Community Bank Leverage Ratio option on April 1, 2020 as reflected in its June 30, 2020 Call Report.

At June 30, 2021, the Company and the Bank met all the capital adequacy requirements to which they were subject. In addition, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since December 31, 2020 that would materially adversely change the Bank’s capital classifications. From time to time, we may need to raise additional capital to support the Bank’s further growth and to maintain the “well capitalized” status.

NOTE (13) – Income Taxes

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

The Company recorded a $370 thousand impairment allowance on its deferred tax assets during the three months ended June 30, 2021 because the number of shares sold in the private placements completed on April 6, 2021 triggered limitations on the use of certain tax attributes under the Section 382 of the federal tax code. The ability to use net operating losses (“NOLs”) to offset future taxable income will be restricted and these NOLs could expire or otherwise be unavailable. In general, under Section 382 of the Code and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements

NOTE (14) – Concentration of Credit Risk

The Bank has a significant concentration of deposits with one customer that accounted for approximately 9% of its deposits as of June 30, 2021. The Bank also has a significant concentration of short term borrowings from one customer that accounted for 80% of the outstanding balance of securities sold under agreements to repurchase as of June 30, 2021. The Bank expects to maintain the relationships with these customers for the foreseeable future.

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

Critical Accounting Policies and Estimates

Our significant accounting policies, which are essential to understanding MD&A, are described in the “Notes to Consolidated Financial Statements” and in the “Critical Accounting Policies” section of MD&A in our Annual Report on Form 10-K for the year ended December 31, 2020.

As a result of the Company’s acquisition of CFBanc Corporation on April 1, 2021, the accounting policy related to business combinations has been added to our critical accounting policies during the six months ended June 30, 2021. See Note 1 - Basis of Financial Statement Presentation in the accompanying Notes to Unaudited Consolidated Financial Statements contained in Item 1. Consolidated Financial Statements (Unaudited).

COVID-19 Pandemic Impact

The Company continues to monitor the impact of the lingering COVID-19 pandemic on its operations.  To date, the Bank has not implemented layoffs or furloughs of any employees because of the pandemic.

Although the Bank developed plans and policies for providing financial relief to borrowers that may experience difficulties in meeting the terms of their loans, as of June 30, 2021, none of its borrowers had requested loan modifications and the Bank had no delinquencies related to COVID-19.

As of June 30, 2021, the Company participated in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) by way of its merger with CFBanc Corporation. The Bank originated $26.4 million in PPP loans during the three months ended June 30, 2021.

Overview

Broadway Financial Corporation (the “Company”) merged with CFBanc Corporation (“CFBanc”) on April 1, 2021, with Broadway Financial Corporation continuing as the surviving entity (the “CFBanc Merger”).  Immediately following the CFBanc Merger, Broadway Federal Bank, f.s.b. merged with and into City First Bank of D.C, National Association with City First Bank of D.C., National Association continuing as the surviving entity (which concurrently changed its name to City First Bank, National Association). The results for the three months ended June 30, 2021 reflect the contribution of the consolidated operations of CFBanc Corporation.  Accordingly, results for the second quarter include the operations of Broadway Financial Corporation and its subsidiary, City First Bank, National Association (the “Bank”), whereas results for the first quarter of 2021 and the first half of 2020 include the results of Broadway Financial Corporation and its former subsidiary, Broadway Federal Bank, f.s.b., which was merged into City First Bank of D.C., National Association on April 1, 2021 and the resultant bank was renamed City First Bank, National Association.

Total assets increased by $557.6 million to $1.041 billion at June 30, 2021 from $483.4 million at December 31, 2020.  The increase in total assets was primarily due to the merger, which increased total assets by $501.2 million for the period. The increase in total assets was also the result of loan originations of $89.1 million for the six months ended June 30, 2021.

Total liabilities increased by $463.0 million to $897.5 million at June 30, 2021 from $434.5 million at December 31, 2020. The increase in total liabilities primarily consisted of the assumption of $353.7 million of deposits, $3.2 million of FHLB advances, and $73.9 million of other borrowings in the CFBanc Merger.

We recorded net income of $701 thousand and a net loss of $2.8 million for the three and six months ended June 30, 2021, respectively, compared to net income of $216 thousand and $183 thousand for the three and six months ended June 30, 2020, respectively.

Our net income increased by $485 thousand during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to an increase of $2.7 million, or 89.4%, in net interest income after loan loss provision, and a grant award of $1.8 million from the U.S. Department of the Treasury’s Community Development Financial Institution (“CDFI”) Fund.  Results for the quarter were negatively impacted by an increase in non-interest expenses as a result of the merger, and an effective tax rate of 71.3%, which reflected changes in assumptions for the Company’s estimated annualized tax expense and an increase of $370 thousand in the valuation allowance on the Company’s deferred tax assets.  The issuance of 18,474,000 shares of common stock in the private placements that closed a few days after the Merger triggered a limitation on the use of the Company’s deferred tax assets.  As previously disclosed in the Company’s filings with the U.S. Securities and Exchange Commission (the “SEC”), the Company raised $32.9 million in gross proceeds from the sale of common stock in the private placements in the three months ended June 30, 2021. Net proceeds after expenses were $30.8 million.

For the six months ended June 30, 2021, the Company reported a net loss of $2.8 million compared to net income of $183 thousand for the six months ended June 30, 2020.  Merger-related costs of $5.6 million were recorded during the six months ended June 30, which significantly impacted the results for the period. However, during the six months ended June 30, 2021, net interest income increased by $2.7 million, and a gain of $1.8 million was recognized from the grant from the CDFI Fund discussed above. These increases were offset by an increase in non-interest expenses of $7.5 million, which included the merger-related costs discussed above and the inclusion of the non-interest expenses of CFBanc after the merger date.

Results of Operations

Net Interest Income

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2021

Net interest income before loan loss provisions for the three months ended June 30, 2021 totaled $5.8 million, compared to $3.0 million for the three months ended June 30, 2020.  The increase primarily resulted from an increase in interest income of $2.3 million during the three months ended June 30, 2021 due to the higher interest income and fees on loans receivable of $1.9 million and interest on investment securities of $375 thousand. These increases were primarily the result of the CFBanc Merger. Total interest expense decreased during the period by $474 thousand to $1.1 million for the three months ended June 30, 2021, compared to $1.5 million for the three months ended June 30, 2020. The decrease was largely due to the decrease in interest expense on interest bearing deposits, which decreased by $490 thousand compared to the same period in the prior year as a result of a reduction in the rates offered on deposit accounts during the period. The cost of interest bearing deposits for the three months ended June 30, 2021, was 0.30% compared to 1.17% for the three months ended June 30, 2020. The net interest margin for the three months ended June 30, 2021 was 2.33%, compared to 2.43% for the three months ended June 30, 2020, a change of 10 basis points.

Interest income and fees on loans receivable increased by $1.9 million to $6.3 million for the three months ended June 30, 2021, from $4.4 million for the three months ended June 30, 2020 due to an increase of $166.6 million in the average balance of loans receivable, which increased interest income by $1.7 million. The average yield on loans also increased by 13 basis points from the three months ended June 30, 2020 to the three months ended June 30, 2021, which increased interest income by $159 thousand.

Interest income on securities increased by $375 thousand for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.  The increase in interest income on securities was the result of an increase in the average balance of securities of $148.2 million due to the addition of the securities in the CFBanc Merger. The higher average balance of securities increased interest income by $430 thousand. This increase was partially offset by the effects of a decrease of 138 basis points in the average interest rate earned on securities, which decreased interest income by $55 thousand.

Other interest income increased by $70 thousand for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.  The increase was primarily due to an increase in the average balance of interest earnings cash deposits of $186.6 million, which resulted in an increase of $79 thousand in other interest income. Other interest income was also positively impacted by an increase in the yield of FRB and FHLB stock, which increased to 7.14% for the three months ended June 30, 2021 compared to 3.18% for the three months ended June 30, 2020, resulting in an increase in other interest income of $40 thousand. Offsetting these increases was a reduction in the yield earned on interest earning deposits of 33 basis points, from 0.46% for the three months ended June 30, 2020, to 0.13% for the three months ended June 30, 2021. This decrease resulted in a reduction of other interest income of $54 thousand.

Interest expense on deposits decreased by $490 thousand for the three months ended June 30, 2021, compared to the three months ended June 30, 2020.  The decrease was attributable to a decrease of 87 basis points in the average rate paid on deposits, which caused interest expense on deposits to decrease by $797 thousand.  This decrease was partially offset by the effects of an increase of $306.1 million in the average balance of deposits, primarily because of the merger, which increased interest expense by $307 thousand.

Interest expense on borrowings increased by $16 thousand for the three months ended June 30, 2021, compared to the three months ended June 30, 2020 primarily due to an increase in average short term borrowings (securities sold under agreements to repurchase) of $60.1 million and a long term borrowing of $14 million that were assumed in the Merger at an average rate of 0.09%.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

For the six months ended June 30, 2021, net interest income before provisions increased by $2.7 million to $8.7 million compared to $5.9 million for the six months ended June 30, 2020.  The increase in net interest income during the six months ended June 30, 2021 primarily resulted from an increase in interest income of $1.5 million due to higher interest income on loans receivable due to loans added in the CFBanc Merger. The increase in net interest income was also the result of a decrease in total interest expense of $1.2 million due to a reduction in rates paid on interest bearing liabilities from 1.46% for the six months ended June 30, 2020, to 0.64% for the six months ended June 30, 2021.

Interest income and fees on loans receivable increased by $1.2 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to an increase of $50.9 million in the average balance of loans receivable, primarily resulting from the Merger, which increased interest income by over $1.0 million, and an increase of 5 basis points in the average loan yield, due to a higher average yield on the loan portfolio acquired from City First Bank in the Merger, which increased interest income by $116 thousand.

Interest income on securities increased by $361 thousand for the six months ended June 30, 2021, compared to the six months ended June 30, 2020.  The increase in interest income on securities primarily resulted from an increase of $73.8 million in the average balance of securities because of the merger, which increased interest income by $469 thousand, partially offset by a decrease of 135 basis points in the average interest yield earned on investment securities, which decreased interest income by $108 thousand.

Other interest income increased $5 thousand during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.  The Company recorded higher interest income on regulatory stock during the six months ended June 30, 2021, primarily due to interest earned on FRB and FHLB stock acquired from the CFBanc Merger during the period, which combined with interest on Broadway Federal Bank’s holdings of FHLB stock, increased interest income by $32 thousand.  This increase was partially offset by a decrease of $27 thousand in interest income generated on interest-earning cash in other banks for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.  The decrease was primarily due to a decrease of 65 basis points in the average rate earned on interest-earning cash, which more than offset the positive effects of an increase of $128.4 million in the average balance of interest-earning cash because of the merger.

During the six months ended June 30, 2021, interest expense on deposits decreased by $1.2 million due to a decrease of 90 basis points in the average cost of deposits, which decreased interest expense by $1.3 million, partially offset by the effects of an increase of $155.2 million in the average balance of deposits, largely because of the deposits assumed in the merger, which increased interest expense by $145 thousand.

During the six months ended June 30, 2021, interest expense on borrowings decreased by $53 thousand, compared to the first half of 2020.  The lower interest expense on borrowings during the first half of 2021 reflected a reduction in the average balance of FHLB advances of $2.8 million, which reduced interest expense by $27 thousand, as well as a reduction in the interest rate paid on subordinated debt of 116 basis points, which reduced interest expense by $21 thousand. These decreases were offset by an increase in interest expense on other borrowings assumed in the merger with CFBanc of $16 thousand, although the rate paid on these borrowings was only 0.09%.

The net interest margin decreased by 10 basis points to 2.35% for the six months ended June 30, 2021 from 2.45% for the same period in 2020.

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

	For the three months ended
	June 30, 2021			June 30, 2020
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits	$227,043	$71	0.13%	$40,416	$46	0.46%
Securities	158,608	440	1.11%	10,431	65	2.49%
Loans receivable (1)	611,092	6,300	4.12%	444,530	4,429	3.99%
FRB and FHLB stock	4,087	73	7.14%	3,518	28	3.18%
Total interest-earning assets	1,000,830	$6,884	2.75%	498,895	$4,568	3.66%
Non-interest-earning assets	33,296			10,466
Total assets	$1,034,126			$509,361

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$178,819	$223	0.50%	$46,364	$112	0.97%
Passbook deposits	69,401	57	0.33%	53,167	81	0.61%
NOW and other demand deposits	190,734	40	0.08%	54,362	3	0.02%
Certificate accounts	198,403	157	0.32%	177,392	771	1.74%
Total deposits	637,357	477	0.30%	331,285	967	1.17%
FHLB advances	111,120	549	1.98%	119,315	536	1.80%
Junior subordinated debentures	3,144	21	2.67%	4,038	34	3.37%
Other borrowings	74,136	16	0.09%	-	-	-
Total interest-bearing liabilities	825,757	$1,063	0.51%	454,638	$1,537	1.35%
Non-interest-bearing liabilities	66,279			5,523
Stockholders’ Equity	142,090			49,200
Total liabilities and stockholders’ equity	$1,034,126			$509,361

Net interest rate spread (2)		$5,821	2.24%		$3,031	2.31%
Net interest rate margin (3)			2.33%			2.43%
Ratio of interest-earning assets to interest-bearing liabilities			121.20%			109.73%

(1)	Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs and loan premiums.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

	For the six months ended
	June 30, 2021			June 30, 2020
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits	$162,630	$106	0.13%	$34,250	$133	0.78%
Securities	84,509	496	1.17%	10,689	135	2.53%
Loans receivable (1)	486,317	9,944	4.09%	435,388	8,788	4.04%
FHLB stock	3,759	115	6.12%	3,320	83	5.00%
Total interest-earning assets	737,215	$10,661	2.89%	483,647	$9,139	3.78%
Non-interest-earning assets	22,425			10,464
Total assets	$759,640			$494,111

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$127,807	$304	0.48%	$42,130	$217	1.03%
Passbook deposits	66,800	114	0.34%	50,936	169	0.66%
NOW and other demand deposits	122,712	47	0.08%	48,545	6	0.02%
Certificate accounts	159,572	395	0.50%	180,106	1,630	1.81%
Total deposits	476,891	860	0.36%	321,717	2,022	1.26%
FHLB advances	110,803	1,076	1.94%	113,595	1,108	1.95%
Junior subordinated debentures	3,209	43	2.68%	4,164	80	3.84%
Other borrowings	37,068	16	0.09%	-	-	-
Total interest-bearing liabilities	627,971	$1,995	0.64%	439,476	$3,210	1.46%
Non-interest-bearing liabilities	36,030			5,574
Stockholders’ Equity	95,639			49,061
Total liabilities and stockholders’ equity	$759,640			$494,111

Net interest rate spread (2)		$8,666	2.26%		$5,929	2.32%
Net interest rate margin (3)			2.35%			2.45%
Ratio of interest-earning assets to interest-bearing liabilities			117.40%			110.05%

(1)	Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs and loan premiums.
(2)   Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

Loan loss provision

The Company recorded a loan loss provision of $81 thousand for the three months ended June 30, 2021. No loan loss provision was recorded during the first quarter of 2021, so the loan loss provision for the six months ended June 30, 2021, was also $81 thousand. The provision recorded for the three months ended June 30, 2021, was the result of growth in the loan portfolio. There were no loan charge-offs recorded during the six months ended June 30, 2021.

The Bank did not record a loan loss provision or recapture during the three months ended June 30, 2020 and recorded a loan loss provision of $29 thousand during the six months ended June 30, 2020.  During the three months ended June 30, 2020 the Bank recorded additional provisions to increase the Allowance for Loan and Lease Losses (“ALLL”) for economic uncertainties related to the COVID-19 Pandemic.  During the three months ended June 30, 2020, the Bank maintained its ALLL at $3.2 million, after adjusting for a loan loss recovery of $4 thousand, despite a net decrease of $6.9 million in the loans held for investment portfolio during the three months ended June 30, 2020.  No loan charge-offs were recorded during the three months or the six months ended June 30, 2020.

Non-interest Income

Non-interest income for the three months ended June 30, 2021 totaled $2.2 million compared to $242 thousand for the three months ended June 30, 2020.  Non-interest income increased by $2.0 million primarily due to a grant of $1.8 million from the CDFI Fund during the second quarter.  The Bank fulfilled the requirements to receive the award during the second quarter.  Other income during the three months ended June 30, 2021 included $154 thousand in management fees related to New Market Tax Credit projects managed by City First Bank in Washington, D.C.  No gain on sale of loans was recorded during the three months and six months ended June 30, 2021 compared to gains of $116 thousand recorded during the three months ended June 30, 2020.

For the six months ended June 30, 2021, non-interest income totaled $2.3 million compared to $439 thousand for the same period in the prior year.  The increase of $1.9 million in non-interest income was primarily due to the grant of $1.8 million received from the CDFI Fund during the three months ended June 30, 2021.

Non-interest Expense

Non-interest expense for the three months ended June 30, 2021 totaled $5.4 million, compared to $3.4 million for the three months ended June 30, 2020.  The increase of $2.0 million in non-interest expense during the three months ended June 30, 2021 compared to the same quarter of 2020 was primarily due to the inclusion of the non-interest expenses for the merged Bank, which included increases of $836 thousand in compensation and benefits expense, $345 thousand in information services expense, $307 thousand in occupancy expense, $93 thousand in loan related expenses, and $82 thousand in supervisory costs.  In addition, non-interest expense for the three months ended June 30, 2021 included $207 thousand in Merger-related costs and $131 thousand in amortization of the core deposit intangible that was recorded in connection with the Merger.

For the six months ended June 30, 2021, non-interest expense totaled $14.0 million, compared to $6.6 million for the same period in the prior year.  The increase of $7.4 million in non-interest expense was primarily due to merger-related expenses of $5.6 million in 2021, as well as the inclusion of the non-interest expenses of the acquired operations of the Bank.

Income Taxes

Income tax expense or benefit is computed by applying the statutory federal income tax rate of 21%.  State taxes are recorded at the State of California tax rate and apportioned based on an allocation schedule to reflect that a portion of the Company’s operations are conducted in the Washington, D.C. area.  The Company recorded income tax expense of $1.8 million during the second quarter, representing an effective rate of 71.3%, and a benefit of $348 thousand during the six months ended June 30, 2021.  The high effective income tax for the second quarter reflects changes in the assumptions used to estimate the Company’s annual income tax expense.  Income tax expense for the three months and six months ended June 30, 2021 also includes an increase of $370 thousand in the valuation allowance on the Company’s deferred tax assets to record an allowance against net operating loss carryforwards for the State of California, net of federal tax benefit.  This change in the valuation allowance was required because shares of common stock issued in the private placements that closed a few days after the merger triggered a limitation on the use of the deferred tax assets.

The Company recorded income tax benefits of $345 thousand and $395 thousand for the three and six months ended June 30, 2020, respectively. The income tax benefit during the three months and six months ended June 30, 2020 was primarily due to a tax adjustment of $273 thousand upon the resolution of an outstanding audit issue with the California Franchise Tax Board for tax years 2009 to 2013. In addition, the Company recorded low-income housing tax credits of $29 thousand and $58 thousand during the three months and six months ended June 30, 2020, respectively.

Financial Condition

Total Assets

Total assets increased by $557.6 million to $1.041 billion at June 30, 2021 from $483.4 million at December 31, 2020.  The increase in total assets was primarily due to the addition of assets in the CFBanc Merger, which increased total assets by $501.2 million on the merger date.

Securities Available-For-Sale

Securities available-for-sale totaled $158.8 million at June 30, 2021, compared with $10.7 million at December 31, 2020. The $148.1 million of increase in securities available-for-sale during the six months ended June 30, 2021 was primarily due to the addition of $150.0 million of securities as a result of the CFBanc Merger, as well as additional purchases of securities of $4.1 million. These increases were partially offset by net amortizations and paydowns of mortgage-backed securities of $6.5 million.

Allowance for Loan Losses

As a smaller reporting  company as defined by the SEC, the Company is not required to adopt the current expected credit losses (“CECL”) accounting standard until 2023; consequently, the Bank’s ALLL is based on probable incurred losses at the date of the consolidated balance sheet, rather than projections of future economic conditions over the life of the loans.  In determining the adequacy of the ALLL within the context of the current uncertainties posed by the COVID-19 Pandemic, management has considered the historical and current performance of the Company’s portfolio, as well as various measures of the quality and safety of the portfolio, such as debt servicing and loan-to-value ratios.  Management is continuing to monitor the loan portfolio and regularly communicating with borrowers to determine the continuing adequacy of the ALLL.

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

The ALLL was $3.3 million or 0.53% of gross loans held for investment at June 30, 2021, compared to $3.2 million, or 0.88% of gross loans held for investment, at December 31, 2020.  The decrease in the ALLL as a percentage of gross loans is because there is no ALLL associated with the loans acquired in the merger.  The increase in balance of the ALLL during the six months ended June 30, 2021 was the result of additional loan loss provisions due to loan growth during the period.

As of June 30, 2021, loan delinquencies totaled $1.9 million, compared to $0 at December 31, 2020.  None of these loans were greater than 90 days delinquent. The increase in delinquencies was due to commercial real loans and commercial loans acquired in the merger.

Non-performing loans (“NPLs”) consist of delinquent loans that are 90 days or more past due and other loans, including troubled debt restructurings that do not qualify for accrual status.  At June 30, 2021, NPLs totaled $735 thousand, compared to $787 thousand at December 31, 2020.  The decrease of $50 thousand in NPLs was due to repayments.

In connection with our review of the adequacy of our ALLL, we track the amount and percentage of our NPLs that are paying currently, but nonetheless must be classified as NPL for reasons unrelated to payments, such as lack of current financial information and an insufficient period of satisfactory performance.  As of June 30, 2021, all our non-performing loans were current in their payments.  Also, in determining the ALLL, we considered the ratio of the ALLL to NPLs, which was 448.4% at June 30, 2021 compared to 408.5% at December 31, 2020.

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

There were no recoveries or charge-offs recorded during the first half of 2021 and $4 thousand in recoveries were recorded during the first half of 2020.

Impaired loans at June 30, 2021 were $4.1 million, compared to $4.7 million at December 31, 2020.  The  decrease of $657 thousand in impaired loans was primarily due to the payoff of a $30 thousand commercial loan and loan repayments.  Specific reserves for impaired loans were $45 thousand, or 1.10% of the aggregate impaired loan amount at June 30, 2021, compared to $141 thousand, or 2.98% at December 31, 2020.

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

We believe that the ALLL is adequate to cover probable incurred losses in the loan portfolio as of June 30, 2021, but because of the current uncertainties posed by the COVID-19 Pandemic, there can be no assurance that actual losses will not exceed the estimated amounts.  In addition, the OCC and the Federal Deposit Insurance Corporation (“FDIC”) periodically review the ALLL as an integral part of their examination process.  These agencies may require an increase in the ALLL based on their judgments of the information available to them at the time of their examinations.

Office Properties and Equipment

Net office properties and equipment increased by $6.6 million to $9.2 million at June 30, 2021 from $2.5 million as of December 31, 2020.  The large increase was due to the result of the merger, as CFBanc owned the land and building that in which it operates its headquarters and branch. Office properties and equipment, net increased by $7.0 million as of the date of the merger.

Goodwill and Intangible Assets

As a result of the merger, the Company recorded $26.0 million of goodwill and $3.3 million of core deposit intangible assets. Goodwill and intangible assets acquired in a purchase business combination and that are determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate the necessity for such impairment tests to be performed.

The core deposit intangible asset is amortized on an accelerated basis reflecting the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. The estimated life of the core deposit intangible is approximately 10 years. During the six months ended June 30, 2021, the Company recorded $131 thousand of amortization expense related to the core deposit intangible.

No impairment charges were recorded during 2021 for goodwill or the core deposit intangible.

Total Liabilities

Total liabilities increased by $463.0 million to $897.5 million at June 30, 2021 from $434.5 million at December 31, 2020.  The increase in total liabilities was largely the result of the liabilities assumed in the CFB merger, and was primarily comprised of an increase of $ 389.4 million in deposits and $84.7 million of other borrowings, offset by reductions of $14.5 million in FHLB advances during the period.

Deposits

Deposits increased to $705.0 million at June 30, 2021 from $315.6 million at December 31, 2020, due to deposits of $353.7 million that were assumed in the Merger and additional growth in deposits of $39.0 million since the Merger, primarily in money market and demand deposit accounts.

Single customer relationships accounted for approximately 9% and 13% of our deposits at June 30, 2021 and December 31, 2020, respectively.  We expect to maintain this relationship with these customers for the foreseeable future.

Borrowings

Total borrowings increased by $69.7 million to $183.5 million at June 30, 2021 from $113.8 million at December 31, 2020. The increase consisted of the addition of $73.9 million of other borrowings at the merger date, which further increased to $84.7 million as of June 30, 2021.  This increase was offset by reductions in FHLB advances of $14.5 million and in our junior subordinated floating rate debentures of $510 thousand.

The Bank enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Bank may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Bank to repurchase the assets.  As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Banks’s consolidated balance sheets, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. The securities that have been pledged as collateral include $17.6 million of U.S. Government Agency securities, $47.2 million of mortgage-backed securities,  and $6.5 million of collateralized mortgage obligations as of June 30, 2021.   The weighted average rate paid on repurchase agreements was 0.10% for the three months ended June 30, 2021.

The weighted average interest rate on the FHLB Advances was 1.95% at June 30, 2021, compared with 1.94% at December 31, 2020. The weighted average interest rate on the subordinated floating rate debentures decreased to 2.69% at June 30, 2021 from 2.77% at December 31, 2020, primarily due to decreases in LIBOR.

Stockholders’ Equity

Stockholders’ equity was $143.5 million, or 13.8% of the Company’s total assets, at June 30, 2021, compared to $48.9 million, or 10.1% of the Company’s total assets at December 31, 2020.  The Company issued $63.3 million in common stock at a price per share of $2.49 and $3.0 million in preferred stock in connection with the merger.  In addition, the Company raised $30.9 million in net proceeds from the sale of common stock in private placements immediately following the merger on April 6, 2021.

The Company’s book value was $1.96 per share at June 30, 2021, and its tangible book value was $1.55 per share as of June 30, 2021 after adjusting for goodwill of $26.0 million and the net unamortized core deposit intangible of $3.2 million, which were both originally recorded in connection with the merger. The Company’s tangible book value per share was $1.74 per share as of December 31, 2021.

A capital contribution of $20 million was made to the Bank from the Company during the three months ended June 30, 2021.  The Bank (City First Bank, N.A.) elected to adopt the Community Bank Leverage Ratio (“CBLR”) as of April 1, 2020 as reflected in its June 30, 2020 Call Report. The Bank’s CBLR was 10.10% at June 30, 2021.

Prior to Merger, the Company’s former subsidiary, Broadway Federal Bank, f.s.b., did not elect to adopt the CBLR and reported a Total Capital ratio of 20.20% and a Leverage ratio of 9.54% at December 31, 2020.

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet our obligations on a timely and cost-effective basis.  The Bank’s sources of funds include deposits, advances from the FHLB, other borrowings, proceeds from the sale of loans and investment securities, and payments of principal and interest on loans and investment securities.  The Bank is currently approved by the FHLB to borrow up to 25% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock.  This approved limit and collateral requirement would have permitted the Bank to borrow an additional $24.6 million at June 30, 2021.  In addition, the Bank has additional lines of credit of  $11 million with other financial institutions.

The Bank’s primary uses of funds include withdrawals of and interest payments on deposits, originations of loans, purchases of investment securities, and the payment of operating expenses.  Also, when the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank invests in federal funds with the Federal Reserve Bank or in money market accounts with other financial institutions.  The Bank’s liquid assets at June 30, 2021 consisted of $210.4 million in cash and cash equivalents and $68.4 million in securities available-for-sale that were not pledged, compared to $96.1 million in cash and cash equivalents and $10.7 million in securities available-for-sale that were not pledged at December 31, 2020.  The increases were due to assets acquired in the CFBanc Merger. Currently, we believe that the Bank has sufficient liquidity to support growth over the foreseeable future.

The Company’s liquidity, separate from the Bank, is based primarily on the proceeds from financing transactions, such as the private placements completed in August 2013, October 2014, December 2016, and April 2021 and dividends received from the Bank in 2021 and 2020.  The Bank is currently under no prohibition to pay dividends, but is subject to restrictions as to the amount of the dividends based on normal regulatory guidelines.

The Company recorded consolidated net cash outflows from operating activities of $2.6 million during the six months ended June 30, 2021, compared to consolidated net cash outflows from operating activities of $49.2 million during the six months ended June 30, 2020.  Net cash outflows from operating activities during the six months ended June 30, 2021 were primarily attributable to the Company’s net loss, whereas net cash outflows from operating activities for the six months ended June 30, 2020 were primarily due to originations of loans receivable held for sale of $110.9 million, offset primarily by proceeds from sales of loans receivable held for sale of $61.0 million.

The Company recorded consolidated net cash inflows from investing activities of $58.4 million during the six months ended June 30, 2021, compared to consolidated net cash inflows of $23.4 million during the six months ended June 30, 2020.  Net cash inflows from investing activities during the six months ended June 30, 2021 were primarily due to net cash acquired in the merger with City First Bank N.A. of $84.7 million, offset by cash used to fund new loans receivable held for investment of $29.7 million. In comparison, cash inflows from investing activities million during the six months ended June 30, 2020 were primarily due to principal payments on loans receivable held for investment

The Company recorded consolidated net cash inflows from financing activities of $58.5 million during the six months ended June 30, 2021, compared to consolidated net cash inflows from financing activities of $50.0 million during the six months ended June 30, 2020.  Net cash inflows from financing activities during the six months ended June 30, 2021 were primarily attributable to a net increase in deposits of $35.9 million and proceeds from the sale of stock of $30.8 million, and $10.6 million in additional securities sold under agreements to repurchase, offset by a net decrease of $17.5 million in FHLB advances. During the six months ended June 30, 2020, net cash inflows from financing activities were primarily due to a net increase in deposits of $18.1 million and net proceeds from FHLB advances of $32.5 million.

Capital Resources and Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of June 30, 2021 and December 31, 2020, the Bank exceeded all capital adequacy requirements to which it is subject and meets the qualifications to be considered “well capitalized.” As of April 1, 2020, the Bank elected to follow the Community Bank Leverage Ratio guidelines. (See Note 12 – Regulatory Matters.)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of June 30, 2021.  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as noted below.

During the three months ended June 30, 2021, we completed the CFBanc Merger.  (See Note 2 - Business Combination.)  We are currently integrating CFBanc into our operations and internal control processes. As we complete this integration, we are analyzing, evaluating, and where necessary, making changes in control and procedures related to the CFBanc business, which we expect to complete within one year after the date of acquisition. Pursuant to the SEC’s guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our internal controls over financial reporting at December 31, 2021 may exclude CFBanc to the extent that they are not yet integrated into our internal controls environment.

Inherent Limitations on Effectiveness of Controls

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions, and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None

Item 1A.	RISK FACTORS

Not Applicable

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

Item 5.	OTHER INFORMATION

On August 12, 2020, the Board of Directors of the Company approved an amendment and restatement of the Bylaws of the Company to, among other things, conform the deadlines for stockholder director nominations and new business proposals under the Bylaws, such that both are due in writing to the Corporate Secretary not less than 90 days nor more than 120 days in advance of the anniversary of the previous year’s annual meeting; provided, however, that if the date of the annual meeting is more than 30 days before or more than 60 days after the anniversary date, the stockholder notice must be received by the Corporate Secretary not later than 90 days prior to the annual meeting or, if later, 10 days following the day on which public disclosure of the date of the annual meeting is first made by the Company.

Item 6.	EXHIBITS

Exhibit Number*
3.1	Amended and Restated Certificate of Incorporation of Broadway Financial Corporation effective as of April 1, 2021 (Exhibit 3.1 to Form 8-K filed by Registrant on April 5, 2021)
3.2	Bylaws of Registrant (Exhibit 3.2 to Form 8-K filed by Registrant on August 24, 2020)
10.1	Employment Agreement, dated as of December 29, 2017, by and among City First Bank of D.C., National Association, CFBanc Corporation and Brian Argrett. **.
10.2	City First Bank Deferred Compensation Plan for Brian Argrett.**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Exhibits followed by a parenthetical reference are incorporated by reference herein from the document filed by the Registrant with the SEC described therein.  Except as otherwise indicated, the SEC File No. for each incorporated document is 000-27464.

**	Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 23, 2021	By:	/s/ Brian Argrett
Brian Argrett
Chief Executive Officer

Date: August 23, 2021	By:	/s/ Brenda J. Battey
Brenda J. Battey
Chief Financial Officer