Form 10-Q
period 2021-09-30
BROADWAY FINANCIAL CORP \DE\
filed 2021-11-15
CIK 1001171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 12, 2021, 43,674,026 shares of the Registrant’s Class A voting common stock, 11,404,618 shares of the Registrant’s Class B non-voting common stock and 16,689,775 shares of the Registrant’s Class C non-voting common stock were outstanding.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition
(In thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Cash and due from banks	$39,705	$71,110
Interest-bearing deposits in other banks	168,982	24,999
Cash and cash equivalents	208,687	96,109
Securities available-for-sale, at fair value	157,628	10,698
Loans receivable held for investment, net of allowance of $3,661 and $3,215	642,198	360,129
Accrued interest receivable	2,565	1,202
Federal Home Loan Bank (“FHLB”) stock	2,708	3,431
Federal Reserve Bank (FRB) stock	693	-
Office properties and equipment, net	9,221	2,540
Bank owned life insurance	3,179	3,147
Deferred tax assets, net	5,645	5,633
Core deposit intangible, net	3,067	-
Goodwill	25,996	-
Other assets	1,974	489
Total assets	$1,063,561	$483,378

Liabilities and stockholders’ equity
Liabilities:
Deposits	$749,645	$315,630
Securities sold under agreements to repurchase	52,876	-
FHLB advances	91,070	110,500
Junior subordinated debentures	-	3,315
Notes payable	14,000	-
Accrued expenses and other liabilities	12,591	5,048
Total liabilities	920,182	434,493
Cumulative Redeemable Perpetual Preferred stock, Series A, authorized 3,000 shares at September 30, 2021 and none at December 31, 2020; issued and outstanding 3,000 shares at September 30, 2021 and none at December 31, 2020, liquidation value $1,000 per share	3,000	-
Common stock, Class A, $0.01 par value, voting, authorized 75,000,000 shares at September 30, 2021 and 50,000,000 shares at December 31, 2020; issued 46,291,852 shares at September 30, 2021 and 21,899,584 shares at December 31, 2020; outstanding 43,674,026 shares at September 30, 2021 and 19,281,758 shares at December 31, 2020	463	219
Common stock, Class B, $0.01 par value, non-voting, authorized 15,000,000 shares at September 30, 2021 and none at December 31, 2020; issued and outstanding 11,404,618 shares at September 30, 2021 and none at December 31, 2020	114	-
Common stock, Class C, $0.01 par value, non-voting, authorized 25,000,000 shares at September 30, 2021 and December 31, 2020; issued and outstanding 16,689,775 at September 30, 2021 and 8,756,396 shares at December 31, 2020	167	87
Additional paid-in capital	140,275	46,851
Retained earnings	5,149	7,783
Unearned Employee Stock Ownership Plan (ESOP) shares	(844)	(893)
Accumulated other comprehensive income, net of tax	325	164
Treasury stock-at cost, 2,617,826 shares at September 30, 2021 and at December 31, 2020	(5,326)	(5,326)
Total Broadway Financial Corporation and Subsidiary stockholders’ equity	143,323	48,885
Non-controlling interest	56	-
Total liabilities and stockholders’ equity	$1,063,561	$483,378

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Income (Loss)
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share)

Interest income:
Interest and fees on loans receivable	$6,296	$4,438	$16,240	$13,226
Interest on available for sale securities	457	59	953	194
Other interest income	156	77	377	293
Total interest income	6,909	4,574	17,570	13,713

Interest expense:
Interest on deposits	446	631	1,306	2,653
Interest on borrowings	472	566	1,607	1,754
Total interest expense	918	1,197	2,913	4,407

Net interest income	5,991	3,377	14,657	9,306
Loan loss provision	365	-	446	29
Net interest income after loan loss provision	5,626	3,377	14,211	9,277

Non-interest income:
Service charges	76	93	205	331
Gain on sale of loans	-	76	-	199
CDFI Grant	217	-	2,043	-
Other	316	37	676	115
Total non-interest income	609	206	2,924	645

Non-interest expense:
Compensation and benefits	3,334	1,909	11,543	5,947
Occupancy expense	392	332	1,327	967
Information services	787	242	1,594	700
Professional services	616	840	3,068	1,675
Supervisory costs	139	-	386	-
Office services and supplies	65	97	219	260
Corporate insurance	47	30	301	94
Amortization of core deposit intangible	131	-	262	-
Other	467	282	1,279	640
Total non-interest expense	5,978	3,732	19,979	10,283

Income (loss) before income taxes	257	(149)	(2,844)	(361)
Income tax expense (benefit)	51	95	(297)	(300)
Net income (loss)	$206	$(244)	$(2,547)	$(61)
Less: Net income attributable to non-controlling interest	24	-	57	-
Net Income (loss) Attributable to Broadway Financial Corporation	$182	$(244)	$(2,604)	$(61)

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on securities available-for-sale arising during the period	$(640)	$(40)	$224	$290
Income tax (benefit) expense	(180)	(12)	63	86
Other comprehensive (loss) income, net of tax	(460)	(28)	161	204

Comprehensive (loss) income	$(278)	$(272)	$(2,443)	$143

Earnings (loss) per common share-basic	$0.00	$(0.01)	$(0.05)	$0.00
Earnings (loss) per common share-diluted	$0.00	$(0.01)	$(0.05)	$0.00

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net loss	$(2,547)	$(61)
Adjustments to reconcile net loss to net cash used in operating activities:
Loan loss provision	446	29
Depreciation	198	170
Net amortization of deferred loan origination costs	457	183
Net amortization of premiums on available for sale securities	705	30
Amortization of investment in affordable housing limited partnership	39	79
Amortization of core deposit intangible	262	-
Director compensation expense-common stock	45	45
Accretion of premium on FHLB advances	(26)	-
Stock-based compensation expense	369	279
Write down of deferred tax asset	370	-
ESOP compensation expense	81	50
Earnings on bank owned life insurance	(32)	(35)
Originations of loans receivable held for sale	-	(118,626)
Proceeds from sales of loans receivable held for sale	-	77,642
Repayments on loans receivable held for sale	-	530
Gain on sale of loans receivable held for sale	-	(199)
Change in assets and liabilities:
Net change in deferred taxes	(1,162)	(175)
Net change in accrued interest receivable	274	(102)
Net change in other assets	765	15
Net change in advance payments by borrowers for taxes and insurance	310	508
Net change in accrued expenses and other liabilities	3,359	(125)
Net cash provided by (used in) operating activities	3,913	(39,763)

Cash flows from investing activities:
Cash acquired in merger	84,745	-
Net change in loans receivable held for investment	(57,087)	35,843
Principal payments on available-for-sale securities	12,662	1,744
Purchase of available-for-sale securities	(10,098)	(850)
Purchase of FHLB stock	(152)	(670)
Proceeds from redemption of FHLB stock	1,243	-
Purchase of office properties and equipment	(119)	(501)
Proceeds from disposals of office property and equipment	3	-
Net cash provided by investing activities	31,197	35,566

Cash flows from financing activities:
Net change in deposits	80,294	27,612
Net increase in securities sold under agreements to repurchase	(7,069)	-
Proceeds from sale of stock (net of costs)	30,837	-
Distributions to non-controlling interest	(165)	-
Dividends paid on preferred stock	(30)	-
Proceeds from FHLB advances	5,000	66,000
Repayments of FHLB advances	(27,570)	(34,500)
Stock cancelled for income tax withholding	(514)	-
Repayments of junior subordinated debentures	(3,315)	(765)
Net cash provided by financing activities	77,468	58,347
Net change in cash and cash equivalents	112,578	54,150
Cash and cash equivalents at beginning of the period	96,109	15,566
Cash and cash equivalents at end of the period	$208,687	$69,716

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,424	$4,530
Cash paid for income taxes	454	8
Assets acquired (liabilities assumed) in acquisition:
Securities available for sale, at fair value	$149,975	$-
Loans receivable	225,885	-
Accrued interest receivable	1,637	-
FHLB and FRB stock	1,061	-
Office property and equipment	6,953	-
Goodwill	25,966	-
Core deposit intangible	3,329	-
Other assets	2,290	-
Deposits	(353,722)	-
FHLB advances	(3,166)	-
Securities sold under agreements to repurchase	(59,945)	-
Other borrowings	(14,000)	-
Deferred taxes	(717)	-
Accrued expenses and other liabilities	(4,063)	-
Preferred stock	(3,000)	-
Common stock	(63,257)	-

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

		Three-Month Period Ended September 30, 2021 and 2020
	Preferred Stock Non-Voting	Common Stock Voting	Common Stock Non-Voting	Additional Paid‑in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Substantially Restricted)	Unearned ESOP Shares	Treasury Stock	Non-controlling Interest	Total Stockholders’ Equity
					(In thousands)
Balance at June 30, 2021	$3000	$462	$281	$140,125	$785	$4,997	$(861)	$(5,326)	$32	$143,495
Net income for the three months ended September 30, 2021	-	-	-	-	-	182	-	-	24	206
Release of unearned ESOP shares	-	-	-	17	-	-	17	-	-	34
Dividends paid on preferred stock	-	-	-	-	-	(30)	-	-	-	(30)
Common stock cancelled for payment of tax withholdings	-	-	-	(66)	-	-	-	-	-	(66)
Restricted stock compensation expense	-	1	-	199	-	-	-	-	-	200
Other comprehensive loss, net of tax	-	-	-	-	(460)	-	-	-	-	(460)
Balance at September 30, 2021	$3,000	$463	$281	$140,275	$325	$5,149	$(844)	$(5,326)	$56	$143,379

Balance at June 30, 2020	$-	$219	$87	$46,650	$209	$8,608	$(927)	$(5,326)	$-	$49,520
Net loss for the three months ended September 30, 2020	-	-	-	-	-	(244)	-	-	-	(244)
Release of unearned ESOP shares	-	-	-	-	-	-	18	-	-	18
Restricted stock Compensation expense	-	-	-	90	-	-	-	-	-	90
Stock option compensation expense	-	-	-	10	-	-	-	-	-	10
Other comprehensive loss, net of tax	-	-	-	-	(28)	-	-	-	-	(28)
Balance at September 30, 2020	$-	$219	$87	$46,750	$181	$8,364	$(909)	$(5,326)	$-	$49,366

See accompanying notes to unaudited consolidated financial statements.

		Nine-Month Period Ended September 30, 2021 and 2020
	Preferred Stock Non-Voting	Common Stock Voting	Common Stock Non-Voting	Additional Paid‑in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Substantially Restricted)	Unearned ESOP Shares	Treasury Stock	Non-controlling interest	Total Stockholders’ Equity
					(In thousands)
Balance at December 31, 2020	$-	$219	$87	$46,851	$164	$7,783	$(893)	$(5,326)	$-	$48,885
Net (loss) income for the nine months ended September 30, 2021	-	-	-	-	-	(2,604)	-	-	57	(2,547)
Preferred shares issued in business combination	3,000	-	-	-	-	-	-	-	-	3,000
Dividends paid on preferred stock	-	-	-	-	-	(30)	-	-	-	(30)
Common shares issued in business combination	-	140	114	62,839	-	-	-	-	164	63,257
Shares transferred from voting to non-voting after business combination	-	(7)	7	-	-	-	-	-	-	-
Common shares issued in private placement	-	112	73	30,652	-	-	-	-	-	30,837
Release of unearned ESOP shares	-	-	-	32	-	-	49	-	-	81
Restricted stock compensation expense	-	1	-	361	-	-	-	-	-	362
Stock awarded to directors	-	-	-	45	-	-	-	-	-	45
Stock option compensation expense	-	-	-	7	-	-	-	-	-	7
Common stock cancelled for payment of tax withholdings	-	(2)	-	(512)	-	-	-	-	-	(514)
Payment to non-controlling interest	-	-	-	-	-	-	-	-	(165)	(165)
Other comprehensive income, net of tax	-	-	-	-	161	-	-	-	-	161
Balance at September 30, 2021	$3,000	$463	$281	$140,275	$325	$5,149	$(844)	$(5,326)	$56	$143,379

Balance at December 31, 2019	$-	$218	$87	$46,426	$(23)	$8,425	$(959)	$(5,326)	$-	$48,848
Net loss for the nine months ended September 30, 2020	-	-	-	-	-	(61)	-	-	-	(61)
Release of unearned ESOP shares	-	-	-	-	-	-	50	-	-	50
Restricted stock compensation expense	-	1	-	250	-	-	-	-	-	251
Stock awarded to directors	-	-	-	45	-	-	-	-	-	45
Stock option compensation expense	-	-	-	29	-	-	-	-	-	29
Other comprehensive loss, net of tax	-	-	-	-	204	-	-	-	-	204
Balance at September 30, 2020	$-	$219	$87	$46,750	$181	$8,364	$(909)	$(5,326)	$-	$49,366

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q.  These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”) and, accordingly, should be read in conjunction with such audited consolidated financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Subsequent events have been evaluated through November 15, 2021, which is the date these financial statements were issued.

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

Variable Interest Entities (“VIE”)

An entity is considered to be a VIE when it does not have sufficient equity investment at risk, the equity investors as a group lack the characteristics of a controlling financial interest, or the entity is structured with disproportionate voting rights and substantially all of the entity’s activities are conducted on behalf of an investor with disproportionately few voting rights. The Company is required to consolidate a VIE when it holds a variable interest in the VIE and is also the primary beneficiary of the VIE. CFC 45 is a Community Development Entity (“CDE”), and is considered to be a VIE. The Company is the primary beneficiary because it has the power to direct activities that most significantly affect the economic performance of CFC 45 and has the obligation to absorb the majority of the losses or benefits of its financial performance.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY Notes to Unaudited Consolidated Financial Statements
Accounting Pronouncements Yet to Be Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  ASU 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model.  The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor.  For debt securities with other-than-temporary impairment, the guidance will be applied prospectively.  Existing purchased credit impaired assets will be grandfathered and classified as purchased credit deteriorated (“PCD”) assets at the date of adoption.  The asset will be grossed up for the allowance for expected credit losses for all PCD assets at the date of adoption and the noncredit discount in interest income based on the yield of such assets as of the adoption date.  Subsequent changes in expected credit losses will be recorded through the allowance.  For all other assets within the scope of CECL, a cumulative-effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective.

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY Notes to Unaudited Consolidated Financial Statements
The Company accounted for the CFBanc Merger under the acquisition method of accounting which requires purchased assets and liabilities assumed to be recorded at their respective fair values at the date of acquisition. The Company determined the fair value of the acquired assets and assumed liabilities with the assistance of third-party valuation firms.  Goodwill in the amount of $26.0 million was recognized in the CFBanc Merger. Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized and are attributable to synergies expected to be derived from the combination of the two entities. Goodwill is not amortized for financial reporting purposes; rather, it is tested for impairment annually, or more frequently if events or changes in circumstances indicate that it might be impaired, by comparing its carrying value to the reporting unit’s fair value. Goodwill recognized in this transaction is not deductible for income tax purposes.

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

A component of total loans acquired from CFBanc were loans that were considered to be PCI loans. Refer to Note 6 for additional information regarding PCI loans. The following table presents the amounts that comprise the fair value of PCI loans (in thousands):

Contractual amounts due	$1,825
Non-accretable difference (cash flows not expected to be collected)	(634)
Expected cash flows	1,191
Accretable yield	(346)
Fair value of acquired loans	$845

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

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(Dollars in thousands except per share amounts)
Net interest income	$5,978	$5,738	$16,988	$16,068
Net income (loss)	191	(343)	(3,348)	(157)

Basic earnings per share	$0.00	$(0.01)	$(0.05)	$0.00
Diluted earnings per share	$0.00	$(0.01)	$(0.05)	$0.00

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY Notes to Unaudited Consolidated Financial Statements
 The following table shows how the Company computed basic and diluted earnings (loss) per share of common stock for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands, except per share )

Net income (loss) attributable to Broadway Financial Corporation	$182	$(244)	$(2,604)	$(61)
Less net income attributable to participating securities	-	(2)	-	(1)
Income (loss) available to common stockholders	$182	$(242)	$(2,604)	$(61)

Weighted average common shares outstanding for basic earnings (loss) per common share	71,222,869	27,224,344	56,403,545	27,114,022
Add: dilutive effects of unvested restricted stock awards	228,082	-	-	-
Weighted average common shares outstanding for diluted earnings (loss) per common share	71,450,951	27,224,344	56,403,545	27,114,022

Earnings (loss) per common share - basic	$0.00	$(0.01)	$(0.05)	$0.00
Earnings (loss) per common share - diluted	$0.00	$(0.01)	$(0.05)	$0.00

Stock options for 450,000 shares of common stock for the nine months ended September 30, 2021 were not considered in computing diluted earnings per common share for three months ended September 30, 2020, the nine months ended September 30, 2021 or the nine months ended September 30, 2020 because they were anti-dilutive due to the net loss. There were no unvested restricted stock awards outstanding during the three months ended September 30, 2021.

NOTE (5) – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios as of the periods indicated and the corresponding amounts of unrealized gains and losses that were recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2021:
Federal agency mortgage-backed securities	$81,943	$506	$(84)	$82,365
Federal agency CMO	5,509	-	(31)	5,478
Federal agency debt	35,724	348	(11)	36,061
Municipal bonds	4,906	33	(6)	4,933
U. S. Treasuries	18,180	-	(13)	18,167
SBA pools	10,676	40	(92)	10,624
Total available-for-sale securities	$156,938	$927	$(237)	$157,628
December 31, 2020:
Federal agency mortgage-backed securities	$5,550	$257	$-	$5,807
Federal agency debt	2,682	190	-	2,872
Municipal bonds	2,000	19	-	2,019
Total available-for-sale securities	$10,232	$466	$-	$10,698

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY Notes to Unaudited Consolidated Financial Statements
At September 30, 2021, the Bank had thirteen (13) federal agency debt securities with a total amortized cost of $35.7 million, estimated total fair value of $36.1 million and an estimated average remaining life of 6.1 years; ninety-nine (99) federal agency mortgage-backed securities with a total amortized cost of $81.9 million, estimated total fair value of $82.4 million and an estimated average remaining life of 4.8 years; eight (8) federal agency mortgage-backed securities with a total amortized cost of $5.5 million, estimated total fair value of $5.5 million and an estimated average remaining life of 3.7 years; nine (9) U.S. treasury securities with a total amortized cost of $18.2 million, estimated total fair value of $18.2 million and an estimated average remaining life of 3.8 years; five (5) SBA pools securities with a total amortized cost of $10.7 million, estimated total fair value of $10.6 million and an estimated average remaining life of 5.8 years; nine (9) municipal bonds with a total amortized cost of $4.9 million, estimated total fair value of $4.9 million and an estimated average remaining life of 7.0 years. The entire securities portfolio at September 30, 2021, consisted of one hundred forty-five securities (145) with an estimated average remaining life of 4.0 years.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and estimated fair value of all investment securities available-for-sale at September 30, 2021, by contractual maturities are shown below.  Contractual maturities may differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Due in one year or less	$1,019	$1	$(11)	$1,009
Due after one year through five years	30,034	128	(13)	30,149
Due after five years through ten years	20,453	166	(6)	20,613
Due after ten years (1)	105,432	632	(207)	105,857
	$156,938	$927	$(237)	$157,628

(1)	Mortgage-backed securities, collateralized mortgage obligations and SBA pools do not have a single stated maturity date and therefore have been included in the “Due after ten years” category.
The Bank held 58 securities with unrealized losses of $237 thousand at September 30, 2021. None of these securities has been in a loss position for greater than one year.  The Bank’s securities were primarily issued by the federal government or its agencies. The unrealized gains or losses on our available-for-sale securities at September 30, 2021 were primarily caused by movements in market interest rates subsequent to the purchase of such securities.

Securities with a market value of $71.4 million were pledged as collateral for securities sold under agreements to repurchase as of September 30, 2021 and included $23.4 million of U.S. Government Agency securities, $43.8 million of mortgage-backed securities, and $4.2 million of collateralized mortgage obligations. (See Note 9 – Borrowings.) There were no securities pledged as collateral for securities sold under agreements to repurchase as December 31, 2020. There were no securities pledged to secure public deposits at September 30, 2021 or December 31, 2020.

At September 30, 2021 and December 31, 2020, there were no holdings of securities by any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

There were no sales of securities during the three and nine months ended September 30, 2021 and 2020.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY Notes to Unaudited Consolidated Financial Statements
  NOTE (6) – Loans Receivable Held for Investment

Loans receivable held for investment were as follows as of the dates indicated:

	September 30, 2021	December 31, 2020
	(In thousands)
Real estate:
Single family	$50,880	$48,217
Multi-family	383,401	272,387
Commercial real estate	98,411	24,289
Church	15,057	16,658
Construction	21,076	429
Commercial – other	47,306	57
SBA loans (1)	28,873	-
Consumer	12	7
Gross loans receivable before deferred loan costs and premiums	645,016	362,044
Unamortized net deferred loan costs and premiums	843	1,300
Gross loans receivable	645,859	363,344
Allowance for loan losses	(3,661)	(3,215)
Loans receivable, net	$642,198	$360,129

    (1)          Including Paycheck Protection Program (PPP) loans.

Purchased Credit Impaired (PCI) Loans

As part of the CFBanc Merger, the Company acquired loans for which there was, at acquisition, evidence of credit deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. Prior to the CFBanc Merger, there were no such acquired loans. The carrying amount of those loans as of September 30, 2021, was as follows:

September 30, 2021
(In thousands)
Real estate:
Single family	$558
Commercial real estate	221
Commercial - other	104
$883

On the acquisition date, the amount by which the undiscounted expected cash flows of the PCI loans exceeded the estimated fair value of the loan is the accretable yield. The accretable yield is measured at each financial reporting date and represents the difference between the remaining undiscounted cash flows and the current carrying value of the PCI loan. At September 30, 2021, none of the Company’s PCI loans were classified as nonaccrual.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY Notes to Unaudited Consolidated Financial Statements
The following table summarizes the accretable yield on the PCI loans for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	(In thousands)
Balance at the beginning of the period	$327	$-
Additions	-	346
Accretion	(19)	(38)
Balance at the end of the period	$308	$308

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	Three Months Ended September 30, 2021
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	SBA Loans	Consumer	Total
	(In thousands)
Beginning balance	$170	$2,606	$227	$208	$81	$4	$-	$-	$3,296
Provision for (recapture of) loan losses	(10)	325	32	(18)	35	-	-	1	365
Recoveries	-	-	-	-	-	-	-	-	-
Loans charged off	-	-	-	-	-	-	-	-	-
Ending balance	$160	$2,931	$259	$190	$116	$4	$-	$1	$3,661

	Three Months Ended September 30, 2020
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	SBA Loans	Consumer	Total
	(In thousands)
Beginning balance	$312	$2,424	$169	$282	$22	$6	$-	$-	$3,215
Provision for (recapture of) loan losses	9	1	17	(28)	-	(1)	-	2	-
Recoveries	-	-	-	-	-	-	-	-	-
Loans charged off	-	-	-	-	-	-	-	-	-
Ending balance	$321	$2,425	$186	$254	$22	$5	$-	$2	$3,215

	Nine Months Ended September 30, 2021
	Real Estate
	Single family	Multi-family	Commercial real estate	Church	Construction	Commercial - other	SBA Loans	Consumer	Total
		(In thousands)
Beginning balance	$296	$2,433	$222	$237	$22	$4	$-	$1	$3,215
Provision for (recapture of) loan losses	(136)	498	37	(47)	94	-	-	-	446
Recoveries	-	-	-	-	-	-	-	-	-
Loans charged off	-	-	-	-	-	-	-	-	-
Ending balance	$160	$2,931	$259	$190	$116	$4	$-	$1	$3,661

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY Notes to Unaudited Consolidated Financial Statements
	Nine Months Ended September 30, 2020
	Real Estate
	Single family	Multi-family	Commercial real estate	Church	Construction	Commercial - other	SBA Loans	Consumer	Total
		(In thousands)
Beginning balance	$312	$2,319	$133	$362	$48	$7	$-	$1	$3,182
Provision for (recapture of) loan losses	5	106	53	(108)	(26)	(2)	-	1	29
Recoveries	4	-	-	-	-	-	-	-	4
Loans charged off	-	-	-	-	-	-	-	-	-
Ending balance	$321	$2,425	$186	$254	$22	$5	$-	$2	$3,215

The following tables present the balance in the allowance for loan losses and the recorded investment (unpaid contractual principal balance less charge-offs, less interest applied to principal, plus unamortized deferred costs and premiums) by loan type and based on impairment method as of the dates indicated:

	September 30, 2021
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	SBA Loans	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3	$-	$-	$27	$-	$-	$-	$-	$30
Collectively evaluated for impairment	157	2,931	259	163	116	4	-	1	3,631
Total ending allowance balance	$160	$2,931	$259	$190	$116	$4	$-	$1	$3,661
Loans:
Loans individually evaluated for impairment	$65	$286	$-	$3,357	$-	$-	$-	$-	$3,708
Loans collectively evaluated for impairment	50,922	384,959	98,384	11,371	20,907	47,306	28,290	12	642,151
Total ending loans balance	$50,987	$385,245	$98,384	$14,728	$20,907	$47,306	$28,290	$12	$645,859

	December 31, 2020
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	SBA Loans	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$89	$-	$-	$52	$-	$-	$-	$-	$141
Collectively evaluated for impairment	207	2,433	222	185	22	4	-	1	3,074
Total ending allowance balance	$296	$2,433	$222	$237	$22	$4	$-	$1	$3,215
Loans:
Loans individually evaluated for impairment	$573	$298	$-	$3,813	$-	$47	$-	$-	$4,731
Loans collectively evaluated for impairment	47,784	273,566	24,322	12,495	430	9	-	7	358,613
Total ending loans balance	$48,357	$273,864	$24,322	$16,308	$430	$56	$-	$7	$363,344

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY Notes to Unaudited Consolidated Financial Statements
The following table presents information related to loans individually evaluated for impairment by loan type as of the dates indicated:

	September 30, 2021			December 31, 2020
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Single family	$-	$-	$-	$2	$1	$-
Multi-family	286	286	-	298	298	-
Church	2,468	1,879	-	2,527	1,970	-
With an allowance recorded:
Single family	65	65	3	573	573	88
Church	1,478	1,478	27	1,842	1,842	52
Commercial - other	-	-	-	47	47	1
Total	$4,297	$3,708	$30	$5,289	$4,731	$141

 The recorded investment in loans excludes accrued interest receivable due to immateriality.  For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

The following tables present the monthly average of loans individually evaluated for impairment by loan type and the related interest income for the periods indicated:

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$65	$4	$589	$7
Multi-family	288	5	305	5
Church	3,614	64	3,938	67
Commercial - other	-	-	50	1
Total	$3,967	$73	$4,882	$80

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$318	$14	$596	$22
Multi-family	292	15	308	16
Church	3,710	190	4,094	376
Commercial - other	18	1	57	3
Total	$4,338	$220	$5,055	$417

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY Notes to Unaudited Consolidated Financial Statements
Cash-basis interest income recognized represents cash received for interest payments on accruing impaired loans and interest recoveries on non-accrual loans that were paid off.  Interest payments collected on non-accrual loans are characterized as payments of principal rather than payments of the outstanding accrued interest on the loans until the remaining principal on the non-accrual loans is considered to be fully collectible or paid off.  When a loan is returned to accrual status, the interest payments that were previously applied to principal are deferred and amortized over the remaining life of the loan.  Foregone interest income that would have been recognized had loans performed in accordance with their original terms amounted to $19 thousand and $22 thousand for the three months ended September 30, 2021 and 2020, respectively, and $38 thousand and $67 thousand for the nine months ended September 30, 2021 and 2020, respectively, and were not included in the consolidated results of operations.

As of September 30, 2021, the Bank had $249 thousand of loans delinquent 30 to 89 days, and no loans were past due 90 days or more. The following tables present the aging of the recorded investment in past due loans by loan type as of the periods indicated:

	September 30, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single family	$-	$-	$-	$-	$50,987	$50,987
Multi-family	249	-	-	249	384,996	385,245
Commercial real estate	-	-	-	-	98,384	98,384
Church	-	-	-	-	14,728	14,728
Construction	-	-	-	-	20,907	20,907
Commercial - other	-	-	-	-	47,306	47,306
SBA loans	-	-	-	-	28,290	28,290
Consumer	-	-	-	-	12	12
Total	$249	$-	$-	$249	$645,610	$645,859

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single family	$-	$-	$-	$-	$48,357	$48,357
Multi-family	-	-	-	-	273,864	273,864
Commercial real estate	-	-	-	-	24,322	24,322
Church	-	-	-	-	16,308	16,308
Construction	-	-	-	-	430	430
Commercial - other	-	-	-	-	56	56
Consumer	-	-	-	-	7	7
Total	$-	$-	$-	$-	$363,344	$363,344

The following table presents the recorded investment in non-accrual loans by loan type as of the periods indicated:

	September 30, 2021	December 31, 2020
	(In thousands)
Loans receivable held for investment:
Single-family residence	$-	$1
Church	709	786
Total non-accrual loans	$709	$787

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY Notes to Unaudited Consolidated Financial Statements
There were no loans 90 days or more delinquent that were accruing interest as of September 30, 2021 or December 31, 2020. None of the church non-accrual loans were delinquent, but none qualified for accrual status as of the periods indicated.

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

At September 30, 2021, loans classified as TDRs totaled $3.7 million, of which $405 thousand were included in non-accrual loans and $3.3 million were on accrual status.  At December 31, 2020, loans classified as TDRs totaled $4.2 million, of which $232 thousand were included in non-accrual loans and $4.0 million were on accrual status.  The Company has allocated $30 thousand and $141 thousand of specific reserves for accruing TDRs as of September 30, 2021 and December 31, 2020, respectively.  TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period of time and for which the Bank anticipates full repayment of both principal and interest.  TDRs that are on non-accrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments, as modified.  A well-documented credit analysis that supports a return to accrual status based on the borrower’s financial condition and prospects for repayment under the revised terms is also required.  As of September 30, 2021 and December 31, 2020, the Company had no commitment to lend additional amounts to customers with outstanding loans that are classified as TDRs.  No loans were modified during the three or nine months ended September 30, 2021 and 2020.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  For single family residential, consumer and other smaller balance homogenous loans, a credit grade is established at inception, and generally only adjusted based on performance.  Information about payment status is disclosed elsewhere within this footnote.  The Company analyzes all other loans individually by classifying the loans as to credit risk.  This analysis is performed at least on a quarterly basis.  The Company uses the following definitions for risk ratings:

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

	September 30, 2021
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$50,987	$-	$-	$-	$-	$-
Multi-family	384,897	-	-	348	-	-
Commercial real estate	96,918	-	-	1,466	-	-
Church	13,045	641	-	1,042	-	-
Construction	20,907	-	-	-	-	-
Commercial - other	47,306	-	-	-	-	-
SBA loans	28,290	-	-	-	-	-
Consumer	12	-	-	-	-	-
Total	$642,362	$641	$-	$2,856	$-	$-

	December 31, 2020
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss
	(In thousands)
Single family	$48,357	$-	$-	$1	$-	$-
Multi-family	273,501	-	-	362	-	-
Commercial real estate	22,834	1,488	-	-	-	-
Church	12,899	657	-	2,752	-	-
Construction	430	-	-	-	-	-
Commercial - other	9	-	-	47	-	-
Consumer	7	-	-	-	-	-
Total	$358,037	$2,145	$-	$3,162	$-	$-

In 2015, CFC 45 was formed to, in effect, act as a pass-through entity for a Merrill Lynch NMTC Corp. (“Merrill Lynch”) allocation of funds in connection with the Bank’s participation in the New Markets Tax Credit (“NMTC”) Program totaling $14.0 million. (See Note 9 - Borrowings.) The financial statements for CFC 45 are consolidated with those of the Company, and as such the Company has reflected a $14.0 million loan made by CFC 45 to a Qualified Active Low Income Business in gross loans above as of September 30, 2021, in connection with the NMTC Program.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY Notes to Unaudited Consolidated Financial Statements
NOTE (7) – Leases

Effective October 1, 2021, the Bank entered into an operating lease for its administrative offices in Los Angeles.  The ROU asset and operating lease liability will be recorded in fixed assets and other liabilities, respectively, in the consolidated statements of financial condition as of that date.
The ROU asset represents our right to use the underlying asset during the lease term. Operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized based on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate at the date of implementation of the new accounting standard.
The operating lease has one 5-year extension option at the then fair market rate. As this extension option is not reasonably certain of exercise, it is not included in the lease term. The Bank has no finance leases.
As the lease term started on October 1, 2021, there is no rent expense under the operating lease for the three months or nine months ended September 30, 2021.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY Notes to Unaudited Consolidated Financial Statements
NOTE (8) – Goodwill and Intangible Assets

 In connection with the CFBanc Merger (See Note 2 - Business Combination.), the Company recognized goodwill of $26.0 million and a core deposit intangible of $3.3 million. The following table presents the changes in the carrying amounts of goodwill and core deposit intangibles for the three months ended September 30, 2021:

	Goodwill	Core Deposit Intangible
	(In thousands)
Balance at the beginning of the period	$-	$-
Additions	25,996	3,329
Amortization	-	(262)
Impairment	-	-
Balance at the end of the period	$25,996	$3,067

 The carrying amount of the core deposit intangible consisted of the following at September 30, 2021:

(In thousands)
Core deposit intangible acquired	$3,329
Less: accumulated amortization	(262)
$3,067

  The following table outlines the estimated amortization expense for the core deposit intangible during the next five fiscal years:
(In thousands)
2021	$131
2022	435
2023	390
2024	336
2025	315
Thereafter	1,460
$3,067

NOTE (9) – Borrowings

The Bank enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Bank may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Bank to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Banks’s consolidated statements of financial condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. As of September 30, 2021, securities sold under agreements to repurchase totaled $52.9 million at an average rate of 0.10%. The market value of securities pledged totaled $71.4 million as of September 30, 2021 and included $23.4 million of U.S. Government Agency securities, $43.8 million of mortgage-backed securities, and $4.2 million of collateralized mortgage obligations. There were no securities pledged as of December 31, 2020.

At September 30, 2021 and December 31, 2020, the Bank had outstanding Advances from the FHLB totaling $91.1 million and $110.5 million, respectively. The weighted interest rate was 1.91% and 1.94% as of September 30, 2021 and December 31, 2020, respectively. The weighted average contractual maturity was 26 months and 27 months as of September 30, 2021 and December 31, 2020, respectively. The advances were collateralized by loans with a market value of $176.5 million at September 30, 2021.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY Notes to Unaudited Consolidated Financial Statements
On September 17, 2021, the Company fully redeemed its Floating Rate Junior Subordinated Debentures.

In connection with the New Market Tax Credit activities of City First Bank CFC 45 is a partnership whose members include CFNMA and City First New Markets Fund II, LLC. This CDE acts in effect as a pass-through for a Merrill Lynch allocation totaling $14.0 million that needed to be deployed. In December 2015, Merrill Lynch made a $14.0 million non-recourse loan to CFC 45, whereby CFC 45 passed that loan through to a Qualified Active Low-Income Business (“QALICB”). The loan to the QALICB is secured by a Leasehold Deed of Trust that, due to the pass-through, non-recourse structure, is operationally and ultimately for the benefit of Merrill Lynch rather than CFC 45. Debt service payments received by CFC 45 from the QALICB are passed through to Merrill Lynch in return for which CFC 45 receives a servicing fee. The financial statements of CFC 45 are consolidated with those of the Bank and the Company.

There are two notes for CFC 45. Note A is in the amount of $9.9 million with a fixed interest rate of 5.2% per annum. Note B is in the amount of $4.1 million with a fixed interest rate of 0.24% per annum. Quarterly interest only payments commenced in March 2016 and will continue through March 2023 for Notes A and B. Beginning in September 2023, quarterly principal and interest payments will be due for Notes A and B. Both notes will mature on December 1, 2040.

NOTE (10) – Fair Value

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY Notes to Unaudited Consolidated Financial Statements
Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
At September 30, 2021:
Securities available-for-sale – federal agency mortgage-backed	$-	$82,365	$-	$82,365
Securities available-for-sale – federal agency CMO	-	5,478	-	5,478
Securities available-for-sale – federal agency debt	-	36,061	-	36,061
Municipal bonds	-	4,933	-	4,933
U. S. Treasuries	-	18,167	-	18,167
SBA pools	-	10,624	-	10,624

At December 31, 2020:
Securities available-for-sale – federal agency mortgage-backed	$-	$5,807	$-	$5,807
Securities available-for-sale – federal agency debt	-	2,872	-	2,872
Municipal bonds	-	2,019	-	2,019

There were no transfers between Level 1, Level 2, or Level 3 during the three and nine months ended September 30, 2021 and 2020.

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

As of September 30, 2021 and December 31, 2020, the Bank did not have any impaired loans carried at fair value of collateral.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY Notes to Unaudited Consolidated Financial Statements
Fair Values of Financial Instruments

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of September 30, 2021 and December 31, 2020.  This table excludes financial instruments for which the carrying amount approximates fair value.  For short-term financial assets such as cash and due from banks, interest-bearing deposits in other banks, and accrued interest receivable/payable, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution.  For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

		Fair Value Measurements at September 30, 2021
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$208,687	$208,687	$-	$-	$208,687
Securities available-for-sale	157,628	-	157,628	-	157,628
Loans receivable held for investment	642,198	-	-	647,988	647,988
Accrued interest receivables	2,565	206	275	2,084	2,565
Bank owned life insurance	3,179	3,179	-	-	3,179

Financial Liabilities:
Deposits	$749,645	$-	$749,645	$-	$749,645
Securities sold under agreements to repurchase	52,876	-	52,332	-	52,332
Federal Home Loan Bank advances	91,070	-	92,836	-	92,836
Note payable	14,000	-	-	14,000	14,000
Accrued interest payable	99	-	99	-	99

		Fair Value Measurements at December 31, 2020
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$96,109	$96,109	$-	$-	$96,109
Securities available-for-sale	10,698	-	10,698	-	10,698
Loans receivable held for investment	360,129	-	-	366,279	366,279
Accrued interest receivables	1,202	60	14	1,128	1,202
Bank owned life insurance	3,147	3,147	-	-	3,147

Financial Liabilities:
Deposits	$315,630	$-	$312,725	$-	$312,725
Federal Home Loan Bank advances	110,500	-	113,851	-	113,851
Junior subordinated debentures	3,315	-	-	2,798	2,798
Accrued interest payable	88	-	84	4	88

In accordance with ASU No. 2016-01, the fair value of certain financial assets and liabilities, including loans and time deposits as of September 30, 2021 and December 31, 2020 was measured using an exit price notion.  Although the exit price notion represents the value that would be received to sell an asset or paid to transfer a liability, the actual price received for a sale of assets or paid to transfer liabilities could be different from exit price disclosed.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY Notes to Unaudited Consolidated Financial Statements
NOTE (11) – Stock-based Compensation

The Long-Term Incentive Plan, which was adopted by the Company and approved by the stockholders in 2018 (the “LTIP”), permits the grant of non-qualified and incentive stock options, stock appreciation rights, full value awards and cash incentive awards. The plan is in effect for ten years.  The maximum number of shares that can be awarded under the plan is 1,293,109 shares of common stock as of December 31, 2018. As of September 30, 2021, 533,169 shares had been awarded and 759,940 shares are available under the LTIP.

During the third quarter of 2021, the Company issued 64,516 shares of stock that vested immediately to its Chief Executive Officer at a cost of $200 thousand. As permitted by the LTIP, 21,354 of these shares were cancelled to pay income taxes. At September 30, 2021, no unvested restricted stock awards were outstanding.

No stock options were granted during the nine months ended September 30, 2021 and 2020.

The following table summarizes stock option activity during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
Outstanding at beginning of period	450,000	$1.62	455,000	$1.67
Granted during period	-	-	-	-
Exercised during period	-	-	-	-
Forfeited or expired during period	-	-	(5,000)	6.00
Outstanding at end of period	450,000	$1.62	450,000	$1.62
Exercisable at end of period	450,000	$1.62	360,000	$1.62

The Company did not record any stock-based compensation expense related to stock options during the three months ended September 30, 2021 as these options became fully vested and all compensation cost was recognized in February 2021.  For the nine months ended September 30, 2021, the Company recorded $7 thousand expense related to stock options. During the three and nine months ended September 30, 2020, the Company recorded $10 thousand and $20 thousand of stock-based compensation expense related to stock options, respectively.

Options outstanding and exercisable at September 30, 2021 were as follows:

	Outstanding				Exercisable
Grant Date	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
February 24, 2016	450,000		$1.62		450,000	$1.62
	450,000	4.40 years	$1.62	$481,500	450,000	$1.62	$481,500

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY Notes to Unaudited Consolidated Financial Statements
NOTE (12) – ESOP Plan

Employees participate in an Employee Stock Option Plan (“ESOP”) after attaining certain age and service requirements.  In December 2016, the ESOP purchased 1,493,679 shares of the Company’s common stock at $1.59 per share, for a total cost of $2.4 million, of which $1.2 million was funded with a loan from the Company.  The loan will be repaid from the Bank’s annual discretionary contributions to the ESOP, net of dividends paid, over a period of 20 years.  Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants.  When loan payments are made, shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants.  As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital.  Any dividends on allocated shares increase participant accounts.  Any dividends on unallocated shares will be used to repay the loan.  Participants will receive shares for their vested balance at the end of their employment.  Compensation expense related to the ESOP was $34 thousand and $18 thousand for the three months ended September 30, 2021 and 2020, respectively, and $81 thousand and $50 thousand for the nine months ended September 30, 2021 and 2020, respectively.

Shares held by the ESOP were as follows:

	September 30, 2021	December 31, 2020
	(Dollars in thousands)

Allocated to participants	1,092,033	1,065,275
Committed to be released	-	10,236
Suspense shares	531,682	562,391
Total ESOP shares	1,623,715	1,637,902
Fair value of unearned shares	$1,458	$1,040

Unearned shares, which are reported as Unearned ESOP shares in the equity section of the consolidated statements of financial condition, were $844 thousand and $893 thousand at September 30, 2021 and December 31, 2020, respectively.

NOTE (13) – Regulatory Matters

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

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have developed a “Community Bank Leverage Ratio” (“CBLR”) (the ratio of a bank’s tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies have set the Community Bank Leverage Ratio at 9%. The CARES Act temporarily lowered this ratio to 8% beginning in the three months ended September 30, 2020. The ratio then rose to 8.5% for 2021 and reestablishes at 9% on January 1, 2022.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY Notes to Unaudited Consolidated Financial Statements
City First Bank, N.A. elected to adopt the CBLR option on April 1, 2020 as reflected in its September 30, 2020  Call Report. Its CBLR as of September 30, 2021 is shown in the table below. The Company’s former subsidiary, Broadway Federal Bank, f.s.b., did not elect to adopt the CBLR and reported the December 31, 2020 capital ratios as shown in the table below.

Actual and required capital amounts and ratios as of the periods indicated are presented below.

	Actual		Minimum Capital Requirements			Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2021:
Community Bank Leverage Ratio (1)	$98,009	9.41%	$			$88,576	8.50%
December 31, 2020:
Tier 1 (Leverage)	$46,565	9.54%		$19,530	4.00%	$24,413	5.00%
Common Equity Tier 1	$46,565	18.95%		$11,059	4.50%	$15,975	6.50%
Tier 1	$46,565	18.95%		$14,746	6.00%	$19,661	8.00%
Total Capital	$49,802	20.20%		$19,661	8.00%	$24,577	10.00%

(1)
At the Merger on April 1, 2021, the Company’s former subsidiary, Broadway Federal Bank, f.s.b., was merged into City First Bank of D.C, N. A., with City First Bank of D.C, N.A. as the surviving entity and the resultant bank being named City First Bank, National Association, which had elected to adopt Community Bank Leverage Ratio option on April 1, 2020 as reflected in its September 30, 2020 Call Report.

At September 30, 2021, the Company and the Bank met all the capital adequacy requirements to which they were subject. In addition, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since December 31, 2020 that would materially adversely change the Bank’s capital classifications. From time to time, we may need to raise additional capital to support the Bank’s further growth and to maintain the “well capitalized” status.

NOTE (14) – Income Taxes

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

The Company’s tax expense for the nine months ended September 30, 2021 included a $370 thousand impairment allowance on its deferred tax assets because the number of shares sold in the private placements completed on April 6, 2021 triggered limitations on the use of certain tax attributes under the Section 382 of the federal tax code. The ability to use net operating losses (“NOLs”) to offset future taxable income will be restricted and these NOLs could expire or otherwise be unavailable. In general, under Section 382 of the Code and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY Notes to Unaudited Consolidated Financial Statements
NOTE (15) – Concentration of Credit Risk

The Bank has a significant concentration of deposits with one customer that accounted for approximately 9% of its deposits as of September 30, 2021. The Bank also has a significant concentration of short term borrowings from one customer that accounted for 66% of the outstanding balance of securities sold under agreements to repurchase as of September 30, 2021. The Bank expects to maintain the relationships with these customers for the foreseeable future.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.  Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part I Item 1, “Consolidated Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q and Item 8 of Part II, “Financial Statements and Supplementary Data” of our 2020 Form 10-K.  Certain statements herein are forward-looking statements within the meaning of Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the U.S. Securities Act of 1933, as amended that reflect our current views with respect to future events and financial performance.  Forward-looking statements typically include words such as “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “forecast,” “intend,” and other similar expressions.  These forward-looking statements are subject to risks and uncertainties, which could cause actual future results to differ materially from historical results or from those anticipated or implied by such statements.  Readers should not place undue reliance on these forward-looking statements, which speak only as of their dates or, if no date is provided, then as of the date of this Form 10-Q.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

Critical Accounting Policies and Estimates

Our significant accounting policies, which are essential to understanding MD&A, are described in the “Notes to Consolidated Financial Statements” and in the “Critical Accounting Policies” section of MD&A in our 2020 Form 10-K.

As a result of the Company’s acquisition of CFBanc Corporation on April 1, 2021, the accounting policy related to business combinations has been added to our critical accounting policies during the nine months ended September 30, 2021. See Note 1 - Basis of Financial Statement Presentation in the accompanying Notes to Unaudited Consolidated Financial Statements contained in Item 1-- Consolidated Financial Statements (Unaudited).

COVID-19 Pandemic Impact

The Company continues to monitor the impact of the lingering COVID-19 pandemic on its operations.  To date, the Bank has not implemented layoffs or furloughs of any employees because of the pandemic.

Although the Bank developed plans and policies for providing financial relief to borrowers that may experience difficulties in meeting the terms of their loans, as of September 30, 2021, none of its borrowers had requested loan modifications and the Bank had no delinquencies related to COVID-19.

As of September 30, 2021, the Company participated in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) by way of its merger with CFBanc Corporation. The Bank has originated $26.5 million in PPP since the merger. No PPP loans were originated during the three months ended September 30, 2021 as the program ended in June of 2021.

Overview

The Company merged withCFBanc on April 1, 2021, with Broadway Financial Corporation continuing as the surviving entity.  Immediately following the CFBanc Merger, Broadway Federal Bank, f.s.b. merged with and into City First Bank of D.C, National Association with City First Bank of D.C., National Association continuing as the surviving entity (which concurrently changed its name to City First Bank, National Association). Accordingly, results for the third quarter of 2021 include the operations of Broadway Financial Corporation and its subsidiary, City First Bank, National Association. Results for the nine months ended September 30, 2021 include the operations of Broadway Financial Corporation and the results of Broadway Federal Bank, f.s.b., its former subsidiary, for the first quarter and the results for Broadway Financial Corporation and City First Bank, N.A. for the second and third quarters. Results for the three months ended September 30, 2020 and the nine months ended September 30, 2020 include the results of Broadway Financial Corporation and  Broadway Federal Bank, f.s.b.

Total assets increased by $580.2 million to $1.064 billion at September 30, 2021 from $483.4 million at December 31, 2020.  The increase in total assets was primarily due to assets acquired in the merger, which increased total assets by $501.2 million for the period. The increase in total assets was also due to a net increase in cash of $35.8 million since the merger and an increase in the loan portfolio of $53.8 million since the merger, which was primarily due to loan originations of $173.3 million, net of loan repayments and payoffs of $120.8 million for the nine months ended September 30, 2021.

Total liabilities increased by $485.7 million to $920.2 million at September 30, 2021 from $434.5 million at December 31, 2020. The increase in total liabilities primarily consisted of the assumption of $353.7 million of deposits, $3.2 million of FHLB advances, and $73.9 million of other borrowings in the CFBanc Merger. Since the merger, deposits have increased by $83.6 million, FHLB advances have decreased by $22.7 million, short term borrowings have decreased by $7.1 million and the junior subordinated debt, which was $3.3 million at December 31, 2020, was fully paid off.

Net income for the third quarter of 2021 increased by $426 thousand compared to the third quarter of 2020 primarily due to an increase of $2.2 million in net interest income after loan loss provision and an increase of $496 thousand in grant and fee income, which were offset by additional operating expenses of $2.2 million due to the combined operations of the two banks after the merger and higher data processing costs after the merger.  Results for the second quarter of 2021 were $519 thousand higher than the third quarter of 2021 primarily due to a special grant award of $1.8 million, offset by a higher effective tax rate and a tax adjustment of $370 thousand during the second quarter for a valuation allowance on the deferred tax asset due to a limitation on the use of net operating loss carryforwards.

For the year-to-date period ended September 30, 2021, the Company reported a net loss of $2.6 million, or $(0.05) per share, compared to a net loss of $61 thousand or $0.00 per share for the first nine months of 2020.  The net loss during 2021 was due to merger-related costs of $5.6 million, ($4.2 million net of tax) and one-time costs of $408 thousand associated with the data processing conversion. The net loss during the first nine months of 2020 was due to merger-related expenses of $710 thousand as well as $210 thousand in higher professional services costs due to actions by a former shareholder.

Net Interest Income

Third Quarter of 2021 Compared to Third Quarter of 2020

Net interest income for the third quarter of 2021 totaled $6.0 million, representing an increase of $2.6 million over net interest income of $3.4 million for the third quarter of 2020. The increase resulted from higher interest income, primarily due to growth of $508.1 million in average interest-earning assets during the third quarter of 2021 compared to the third quarter of 2020 due to the acquisition of loans, securities, and cash equivalents in the Merger on April 1, 2021.

Interest income and fees on loans receivable increased by $1.9 million to $6.0 million for the third quarter of 2021, from $4.4 million for the third quarter of 2020 due to an increase of $189.5 million in the average balance of loans receivable, which increased interest income by $1.9 million, and an 8 basis point decrease in the average yield on loans, which decreased interest income by $90 thousand.

Interest income on securities increased by $398 thousand for the third quarter of 2021, compared to the third quarter of 2020.  The increase in interest income on securities primarily resulted from growth of $146.9 million in the average balance, which resulted from securities acquired in the Merger of $150 million, net of purchases of  $10.1 million and payoffs and amortization of $12.7 million since the Merger.  The higher average balance of securities increased interest income by $441 thousand.  This increase was partially offset by the effects of a decrease of 114 basis points in the average interest rate earned on securities, which decreased interest income by $43 thousand.

Other interest income increased by $79 thousand during the third quarter of 2021 compared to the third quarter of 2020 primarily due to higher interest earned on cash deposits in other banks which increased by $69 thousand for the third quarter of 2021 compared to the third quarter of 2020.  The average balance increased by $172.0 million, which increased interest income by $85 thousand.  This increase was partially offset by the effects of lower rates earned on interest-earning deposits in other banks, which decreased by 11 basis points and lowered interest income by $16 thousand.  Also, interest income on Federal Reserve Bank (“FRB”) stock and Federal Home Loan Bank (“FHLB”) stock increased by $10 thousand during the third quarter of 2021 compared to the third quarter of 2020.

Interest expense for the third quarter of 2021 decreased by $279 thousand compared to the third quarter of 2020 due to a decrease of 66 basis points in the cost of funds.  The lower rates paid offset the impact of an increase of $405.9 million in average interest-bearing liabilities, due to the assumption of $307.6 million of interest-bearing deposits, $73.9 million of borrowings, and $3.2 million of FHLB advances in the Merger.  In addition, $46.1 million of non-interest-bearing deposits were assumed in the Merger.

Interest expense on deposits decreased by $185 thousand for the third quarter of 2021, compared to the third quarter of 2020.  The decrease was primarily attributable to a decrease of 54 basis points in the average rate paid on deposits, which caused interest expense on deposits to decrease by $605 thousand.  This decrease was partially offset by the effects of an increase of $365.6 million in the average balance of deposits, primarily because of the Merger, which increased interest expense by $420 thousand.

Interest expense on borrowings decreased by $94 thousand for the third quarter of 2021, compared to the third quarter of 2020.  The decrease was attributable to a decrease of 71 basis points in the average borrowing rate, which decreased interest expense by $251 thousand, offset by an increase in average borrowings of $40.3 million during the period, which increased interest expense by $157 thousand.  The increase in borrowings was due to an increase of $51.7 million in the average balance of short term borrowings (securities sold under agreements to repurchase), offset by a decrease of $24.5 million in average borrowings from the FHLB and a decrease of $860 in the average balance of the Company’s junior subordinated debentures during the third quarter of 2021 compared to the third quarter of 2020.

The net interest margin decreased to 2.43% for the third quarter of 2021 from 2.82% for the third quarter of 2020 primarily due to lower rates earned on higher balances of interest-earning cash deposits in other banks, which grew to an average balance of $214.4 million during the third quarter of 2021 compared to an average balance of $42.4 million during the third quarter of 2020.  During the third quarter of 2021, the average interest rate earned on cash deposits decreased to 0.19% from an average rate of 0.30% earned during the third quarter of 2020.

First Nine Months of 2021 Compared to the First Nine Months of 2020

For the first nine months of 2021, net interest income before provisions increased by $5.4 million to $14.7 million compared to $9.3 million for the first nine months of 2020.  The increase in net interest income primarily resulted from additional net interest income earned on assets acquired in the Merger.

Interest income and fees on loans receivable increased by $3.0 million during the first nine months of 2021, compared to the first nine months of 2020, due to an increase of $108.5 million in the average balance of loans receivable, primarily resulting from the Merger, which increased interest income by $3.3 million, and a decrease of 8 basis points in the average loan yield, which decreased interest income by $254 thousand.

Interest income on securities increased by $759 thousand for the first nine months of 2021, compared to the first nine months of 2020.  The increase in interest income on securities primarily resulted from an increase of $110.4 million in the average balance of securities because of the Merger, which increased interest income by $930 thousand.  This increase was partially offset by the effects of a decrease of 140 basis points in the average interest yield earned on investment securities, which decreased interest income by $171 thousand.

Other interest income increased by $42 thousand during the first nine months of 2021, compared to the first nine months of 2020 due to higher average cash balances in other banks, which increased by an average of $161.9 million during the first nine months of 2021 compared to the first nine months of 2020.  The Company also recorded $42 thousand in higher interest income on regulatory stock during the first nine months of 2021, primarily due to interest earned on FRB and FHLB stock acquired in the Merger, along with the existing holdings of FHLB stock.

During the first nine months of 2021, interest expense on deposits decreased by $1.3 million, compared to the first nine months of 2020, due to a decrease of 81 basis points in the average cost of deposits, which decreased interest expense by $2.6 million.  This decrease was partially offset by an increase of $261.4 million in the average balance of deposits, primarily due to deposits assumed in the Merger, which increased interest expense by $1.3 million.

During the first nine months of 2021, interest expense on borrowings decreased by $147 thousand compared to the first nine months of 2020 due to a decrease of 60 basis points in the average cost of borrowings, which decreased interest expense by $612 thousand.  This decrease was offset by an increase of $37.1 million in average outstanding borrowings, which increased interest expense by $465 thousand.  The increase in average borrowings was due primarily due to short-term borrowings assumed in the Merger.

The net interest margin decreased by 31 basis points to 2.26% for the first nine months of 2021 from 2.57% for the same period in 2020.

	For the three months ended
	September 30, 2021			September 30, 2020
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits	$214,366	$101	0.19%	$42,406	$32	0.30%
Securities	157,142	457	1.16%	10,242	59	2.30%
Loans receivable (1)	612,755	6,296	4.12%	423,305	4,438	4.19%
FRB and FHLB stock	3,401	55	6.47%	3,586	45	5.02%
Total interest-earning assets	987,664	$6,909	2.80%	479,539	$4,574	3.82%
Non-interest-earning assets	61,615			10,663
Total assets	$1,049,279			$490,202

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$199,577	$159	0.16%	$50,238	$60	0.48%
Passbook deposits	74,223	61	0.11%	58,377	55	0.38%
NOW and other demand deposits	210,014	37	0.02%	60,835	5	0.03%
Certificate accounts	197,746	189	0.07%	146,469	511	1.40%
Total deposits	681,560	446	0.26%	315,919	631	0.80%
FHLB advances	91,000	440	1.98%	115,500	538	1.86%
Junior subordinated debentures	2,923	17	2.67%	3,783	28	2.96%
Other borrowings	65,657	15	0.09%	-	-	-
Total borrowings	159,580	472	1.18%	119,283	566	1.90%
Total interest-bearing liabilities	841,140	$918	0.44%	435,202	$1,197	1.10%
Non-interest-bearing liabilities	64,271			5,281
Stockholders’ Equity	143,868			49,719
Total liabilities and stockholders’ equity	$1,049,279			$490,202

Net interest rate spread (2)		$5,991	2.36%		$3,377	2.72%
Net interest rate margin (3)			2.43%			2.82%
Ratio of interest-earning assets to interest-bearing liabilities			117.4%			110.19%

(1)	Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs and loan premiums.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

	For the nine months ended
	September 30, 2021			September 30, 2020
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits	$198,922	$207	0.14%	$36,989	$165	0.59%
Securities	120,952	953	1.05%	10,539	194	2.45%
Loans receivable (1)	539,811	16,240	4.01%	431,330	13,226	4.09%
FHLB stock	3,718	170	6.10%	3,410	128	5.00%
Total interest-earning assets	863,403	$17,570	2.71%	482,268	$13,713	3.79%
Non-interest-earning assets	34,696			10,530
Total assets	$898,099			$492,798

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$162,230	$463	0.38%	$44,853	$277	0.82%
Passbook deposits	69,728	175	0.33%	53,451	224	0.56%
NOW and other demand deposits	165,646	84	0.07%	52,655	12	0.03%
Certificate accounts	183,569	584	0.42%	168,812	2,140	1.69%
Total deposits	581,173	1,306	0.30%	319,771	2,653	1.11%
FHLB advances	104,366	1,516	1.94%	114,234	1,646	1.92%
Junior subordinated debentures	3,113	60	2.57%	4,036	108	3.57%
Other borrowings	47,863	31	0.09%	-	-	-
Total borrowings	155,342	1 607	1.38%	118,270	1,754	1.98%
Total interest-bearing liabilities	736,515	$2,913	0.53%	438,041	$4,407	1.34%
Non-interest-bearing liabilities	49,696			5,476
Stockholders’ Equity	111,889			49,281
Total liabilities and stockholders’ equity	$898,099			$492,798

Net interest rate spread (2)		$14,657	2.19%		$9,306	2.45%
Net interest rate margin (3)			2.26%			2.57%
Ratio of interest-earning assets to interest-bearing liabilities			117.2%			110.10%

(1)	Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs and loan premiums.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

Loan Loss Provision

The Company recorded a loan loss provision of $365 thousand for the three months ended September 30, 2021 and $446 thousand for the nine months ended September 30, 2021 due to growth in the loan portfolio. No loan charge-offs were recorded during the three months or the nine months ended September 30, 2021. The Allowance for Loan and Lease Losses (“ALLL”) increased to $3.7 million as of September 30, 2021 compared to $3.2 million as of December 31, 2020.

The Bank did not record a loan loss provision or recapture during the three months ended September 30, 2020, but a loan loss provision of $29 thousand and a loan loss recapture of $4 thousand were recorded during the nine months ended September 30, 2020. Due to economic uncertainty related to the COVID-19 Pandemic, the Bank maintained its ALLL at $3.2 million as of September 30, 2020 despite a net decrease of $36.1 million in loans held for investment portfolio during the nine months ended September 30, 2020.  No loan charge-offs were recorded during the three months or the nine months ended September 30, 2020.

Non-interest Income

Non-interest income for the third quarter of 2021 totaled $609 thousand compared to $206 thousand for the third quarter of 2020.  Non-interest income increased due to $217 thousand in CDFI grant income recognized during the third quarter. No grant income was recorded during the third quarter of 2020. Other non-interest income during the third quarter of 2021 also included $154 thousand in management fees related to New Market Tax Credit projects managed by City First Bank in Washington, D.C.  No gain on the sale of loans was recorded during the third quarter and first nine months of 2021 compared to gains of $76 thousand recorded during the third quarter of 2020 and $199 thousand during the first nine months of 2020.

For the first nine months of 2021, non-interest income totaled $2.9 million compared to $645 thousand for the same period in the prior year.  The increase of $2.3 million in non-interest income was primarily due to the grant of $1.8 million from the CDFI Fund recognized in the second quarter of 2021, grant income of $217 thousand recognized in the third quarter, and management fees of $307 thousand related to the NMTC projects managed by City First Bank in Washington, D.C.

Non-interest Expense

Non-interest expense for the third quarter of 2021 totaled $6.0 million, compared to $3.7 million for the third quarter of 2020.  The increase of $2.3 million in non-interest expense during the third quarter of 2021 compared to the same quarter of 2020 was primarily due to the inclusion of non-interest expenses of the acquired operations of the Bank.  In addition, non-interest expense for the third quarter of 2021 included $359 thousand in one-time costs associated with the data processing conversion and $131 thousand in amortization of the core deposit intangible that was recorded in connection with the Merger.

For the first nine months of  2021, non-interest expense totaled $20.0 million, compared to $10.3 million for the same period in the prior year.  The increase of $9.7 million in non-interest expense was primarily due to Merger-related expenses of $5.6 million and data processing conversion expenses of $359 thousand during the first nine months of 2021, as well as the inclusion of non-interest expenses of the acquired operations of the Bank.

Income Tax Expense or Benefit

Income tax expense or benefit is computed by applying the statutory federal income tax rate of 21%.  State taxes are recorded at the State of California tax rate and apportioned based on an allocation schedule to reflect that a portion of the Bank’s operations are conducted in the Washington, D.C. area.  The Company recorded income tax expense of $51 thousand during the third quarter, representing an effective rate of 19.8%, and a tax benefit of $297 thousand during the first nine months of 2021, representing an effective tax rate of  10.4%.  Income tax expense for the first nine months of 2021 includes a $369 thousand valuation allowance on the Company’s deferred tax assets to record the write down of the tax benefits from net operating losses for the State of California, net of the federal tax benefit.  This change in the valuation allowance was required because the shares of common stock issued in the private placements that closed a few days after the Merger triggered a limitation on the use of net operating loss carryforwards.

 Financial Condition

Total Assets

Total assets increased by $580.2 million to $1.064 billion at September 30, 2021 from $483.4 million at December 31, 2020.  The increase in total assets was primarily due to the Merger, which increased total assets by $501.2 million, and $82.8 million in asset growth since the merger.

Securities Available-For-Sale

Securities available-for-sale totaled $157.6 million at September 30, 2021, compared with $10.7 million at December 31, 2020. The $146.9 million of increase in securities available-for-sale during the nine months ended September 30, 2021 was primarily due to the addition of $150.0 million of securities as a result of the CFBanc Merger, as well as additional purchases of securities of $10.0 million. These increases were partially offset by net amortizations and paydowns of investment securities of $12.7 million.

Loans Receivable

Loans receivable increased by $282.1 million during the first nine months of 2021 primarily due to loans of $225.9 million acquired in the Merger on April 1, 2021. Since the merger, the Bank originated $103.1 million multi-family loans, $23.4 million of commercial real estate loans, $26.5 million in PPP loans, $16.1 million in construction loans and $4.2 million of other loans. Loan repayments since the merger totaled $120.8 million.

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

We record a provision for loan losses as a charge to earnings when necessary in order to maintain the ALLL at a level sufficient, in management’s judgment, to absorb probable incurred losses in the loan portfolio.  At least quarterly we assess the overall quality of the loan portfolio and general economic trends in the local markets in which we operate.  The determination of the appropriate level for the allowance is based on these reviews, considering such factors as historical loss experience for each type of loan, the size and composition of our loan portfolio, the levels and composition of our loan delinquencies, non-performing loans and net loan charge-offs, the value of underlying collateral on problem loans, regulatory policies, general economic conditions, and other factors related to the collectability of loans in the portfolio.

The ALLL was $3.7 million or 0.57% of gross loans held for investment at September 30, 2021, compared to $3.2 million, or 0.88% of gross loans held for investment, at December 31, 2020.  The decrease in the ALLL as a percentage of gross loans is because there is no ALLL associated with the loans acquired in the merger.  The increase in the dollar amount of ALLL during the nine months ended September 30, 2021 was the result of additional loan loss provisions due to loan growth during the period.

As of September 30, 2021, loan delinquencies totaled $249 thousand, compared to $0 at December 31, 2020.  None of these loans were greater than 90 days delinquent. The slight increase in delinquencies was due to one commercial real estate loan acquired in the merger.

Non-performing loans (“NPLs”) consist of delinquent loans that are 90 days or more past due and other loans, including troubled debt restructurings that do not qualify for accrual status.  At September 30, 2021, NPLs totaled $709 thousand, compared to $787 thousand at December 31, 2020.  The decrease of $78 thousand in NPLs during the nine months ended September 30, 2021 was due to loan repayments. The Bank did not have any real estate owned from foreclosures (“REO”) at September  30, 2021 or December 31, 2020.

In connection with our review of the adequacy of our ALLL, we track the amount and percentage of our NPLs that are paying currently, but nonetheless must be classified as NPL for reasons unrelated to payments, such as lack of current financial information and an insufficient period of satisfactory performance.  As of September 30, 2021, all our non-performing loans were current in their payments.  Also, in determining the ALLL, we evaluate the ratio of the ALLL to NPLs, which was 516.4% at September 30, 2021 compared to 408.5% at December 31, 2020.

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

There were no recoveries or charge-offs recorded during the nine months ended September 30, 2021 compared to $4 thousand in recoveries recorded during the nine months ended September 30, 2020.

Impaired loans at September 30, 2021 were $3.7 million, compared to $4.7 million at December 31, 2020.  The  decrease of $1.0 million in impaired loans during the nine months ended September 30, 2021 was primarily due to loan repayments.  Specific reserves for impaired loans were $30 thousand, or 0.82% of the aggregate impaired loan amount at September 30, 2021, compared to $141 thousand, or 2.98% at December 31, 2020.

On March 27, 2020, the Coronavirus Aid Relief and Economic Security Act (“CARES Act”) was signed into law by Congress. The CARES Act provides financial institutions, under specific circumstances, the opportunity to temporarily suspend certain requirements under generally accepted accounting principles related to Troubled Debt Restructurings (“TDR’s”) for a limited period of time to account for the effects of COVID-19.  In March 2020, a joint statement was issued by federal and state regulatory agencies, after consultation with the FASB, to clarify that short-term loan modifications, such as payment deferrals, fee waivers, extensions of repayment terms or other insignificant payment delays, are not TDRs if made on a good-faith basis in response to COVID-19 to borrowers who were current prior to any relief. Under this guidance, nine months or less is provided as an example of short-term, and current is defined as less than 30 days past due at the time the modification program is implemented.  The guidance also provides that these modified loans generally will not be classified as non-accrual loans during the term of the modification.

The Bank has implemented a loan modification program for the effects of COVID-19 on its borrowers. At the date of this filing, two borrowers have requested applications, but no applications for loan modifications have been formally submitted. Both borrowers were current at the time modification program was implemented.  To date, no modifications have been granted.

We believe that the ALLL is adequate to cover probable incurred losses in the loan portfolio as of September 30, 2021, but because of the current uncertainties posed by the COVID-19 Pandemic, there can be no assurance that actual losses will not exceed the estimated amounts.  In addition, the OCC and the Federal Deposit Insurance Corporation (“FDIC”) periodically review the ALLL as an integral part of their examination process.  These agencies may require an increase in the ALLL based on their judgments of the information available to them at the time of their examinations.

Office Properties and Equipment

Net office properties and equipment increased by $6.6 million to $9.2 million at September 30, 2021 from $2.5 million as of December 31, 2020.  The large increase was due to the result of the merger, as CFBanc owned the land and building that in which it operates its headquarters and branch. Office properties and equipment, net increased by $7.0 million as of the date of the merger.

Goodwill and Intangible Assets

As a result of the merger, the Company recorded $26.0 million of goodwill and $3.3 million of core deposit intangible assets. Goodwill and intangible assets acquired in a purchase business combination and that are determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually or more frequently if events and circumstances exist that indicate the necessity for such impairment tests to be performed.

The core deposit intangible asset is amortized on an accelerated basis reflecting the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. The estimated life of the core deposit intangible is approximately 10 years. During the nine months ended September 30, 2021, the Company recorded $262 thousand of amortization expense related to the core deposit intangible.

No impairment charges were recorded during 2021 for goodwill or the core deposit intangible.

Total Liabilities

Total liabilities increased by $463.0 million to $920.2 million at September 30, 2021 from $434.5 million at December 31, 2020.  The increase in total liabilities was largely the result of liabilities assumed in the CFB merger, plus additional activity since the merger date.

Deposits

Deposits increased to $749.6 million at September 30, 2021 from $315.6 million at December 31, 2020, due to deposits of $353.7 million that were assumed in the Merger and additional growth in deposits of $83.6 million since the Merger, primarily in money market and demand deposit accounts.

Single customer relationships accounted for approximately 9% and 13% of deposits at September 30, 2021 and December 31, 2020, respectively.  We expect to maintain these relationships for the foreseeable future.

Borrowings

Total borrowings increased by $44.1 million to $157.9 million at September 30, 2021 from $113.8 million at December 31, 2020. The increase consisted of the addition of $77.1 million of  borrowings assumed at the merger date, and decreases of $10.0 million in short term borrowings, payoffs of $22.7 million in FHLB advances and payoffs of subordinated debt of $3.1 million.

The Bank enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Bank may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Bank to repurchase the assets.  As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Banks’s consolidated balance sheets, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. The outstanding balance of these borrowings totaled $52.9 million as of September 30, 2021. There were no such borrowings as of December 31, 2020.  The market value of securities pledged totaled $71.4 million as of September 30, 2021 and included $23.4 million of U.S. Government Agency securities, $43.8 million of mortgage-backed securities,  and $4.2 million of collateralized mortgage obligations. The weighted average rate paid on repurchase agreements was 0.10% for the three months ended September 30, 2021.

Agreements to sell securities subject to obligations to repurchase with a single customer totaled $34.7 million as of September 30, 2021. There were no such agreements as of December 31, 2020. We expect to maintain these relationships for the foreseeable future.

Borrowings from the FHLB totaled $91.1 million as of September 30, 2021 at a weighted average interest rate of 1.91% at September 30, 2021, compared with borrowings of $110.5 million at a rate of 1.94% at December 31, 2020. The Company has not been renewing FHLB advances since the merger.

The Company paid off its Junior Subordinated Debt in September of 2021. The balance outstanding as of December 31, 2020 was $3.3 million.

Stockholders’ Equity

Stockholders’ equity was $143.3 million, or 13.48% of the Company’s total assets, at September 30, 2021, compared to $48.9 million, or 10.1% of the Company’s total assets at December 31, 2020.  The Company issued $63.3 million in common stock at a price per share of $2.49 and $3.0 million in preferred stock in connection with the merger.  In addition, the Company raised $30.9 million in net proceeds from the sale of common stock in private placements immediately following the merger on April 6, 2021.

The Company’s book value was $1.96 per share at September 30, 2021, and its tangible book value was $1.55 per share as of September 30, 2021 after adjusting for goodwill of $26.0 million and the net unamortized core deposit intangible of $3.1 million, which were both originally recorded in connection with the merger. The Company’s tangible book value per share was $1.74 per share as of December 31, 2020.

A capital contribution of $20 million was made from the Company to the Bank in June of  2021.  The Bank (City First Bank, N.A.) elected to adopt the CBLR as of April 1, 2020 as reflected in its September 30, 2020 Call Report. The Bank’s CBLR was 9.41% at September 30, 2021.

Prior to the Merger, the Company’s former subsidiary, Broadway Federal Bank, f.s.b., did not elect to adopt the CBLR and reported a Total Capital ratio of 20.20% and a Leverage ratio of 9.54% at December 31, 2020.

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet our obligations on a timely and cost-effective basis.  The Bank’s sources of funds include deposits, advances from the FHLB, other borrowings, proceeds from the sale of loans and investment securities, and payments of principal and interest on loans and investment securities.  The Bank is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock.  This approved limit and collateral requirement would have permitted the Bank to borrow an additional $16.9 million at September 30, 2021 based on pledged collateral.  In addition, the Bank had additional lines of credit of  $11.0 million with other financial institutions as of that date.

The Bank’s primary uses of funds include withdrawals of and interest payments on deposits, originations of loans, purchases of investment securities, and the payment of operating expenses.  Also, when the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank invests in federal funds with the Federal Reserve Bank or in money market accounts with other financial institutions.  The Bank’s liquid assets at September 30, 2021 consisted of $208.7 million in cash and cash equivalents and $49.7 million in securities available-for-sale that were not pledged, compared to $96.1 million in cash and cash equivalents and $10.7 million in securities available-for-sale that were not pledged at December 31, 2020.  The increases were due to liquid assets acquired in the CFBanc Merger. Currently, we believe that the Bank has sufficient liquidity to support growth over the foreseeable future.

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

The Company recorded consolidated net cash inflows from operating activities of $3.9 million during the nine months ended September 30, 2021, compared to consolidated net cash outflows from operating activities of $39.8 million during the nine months ended September 30, 2020.  Net cash inflows from operating activities during the nine months ended September 30, 2021 were primarily attributable to increases in accrued liabilities, whereas net cash outflows from operating activities for the nine months ended September 30, 2020 were primarily due to originations of loans receivable held for sale of $118.6 million, offset primarily by proceeds from sales of loans receivable held for sale of $77.6 million.

The Company recorded consolidated net cash inflows from investing activities of $31.2 million during the nine months ended September 30, 2021, compared to consolidated net cash inflows of $35.6 million during the nine months ended September 30, 2020.  Net cash inflows from investing activities during the nine months ended September 30, 2021 were primarily due to net cash acquired in the merger with City First Bank N.A. of $84.7 million, net payments on securities of $12.7 million,  and redemptions of FHLB stock of $1.2 million, offset by cash used to fund new loans receivable held for investment of $57.1 million. In comparison, cash inflows from investing activities million during the nine months ended September 30, 2020 were primarily due to principal payments on loans receivable held for investment

The Company recorded consolidated net cash inflows from financing activities of $77.5 million during the nine months ended September 30, 2021, compared to consolidated net cash inflows from financing activities of $58.3 million during the nine months ended September 30, 2020.  Net cash inflows from financing activities during the nine months ended September 30, 2021 were primarily attributable to a net increase in deposits of $80.3 million and proceeds from the sale of stock of $30.8 million. These increases were offset by a net decrease in FHLB advances of $22.6 million, a decrease in securities sold under agreements to repurchase of $7.1 million since the merger, and the payoff of subordinated debt of $3.3 million. During the nine months ended September 30, 2020, net cash inflows from financing activities were primarily due to a net increase in deposits of $27.6 million and net proceeds from FHLB advances of $31.5 million.

Capital Resources and Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of September 30, 2021 and December 31, 2020, the Bank exceeded all capital adequacy requirements to which it is subject and meets the qualifications to be considered “well capitalized.” As of April 1, 2020, the Bank elected to follow the CBLR guidelines. (See Note 13 – Regulatory Matters.)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of September 30, 2021.  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as noted below.

We completed the CFBanc Merger during the second quarter of 2021.  (See Note 2 - Business Combination.)  We are currently integrating CFBanc into our operations and internal control processes. As we complete this integration, we are analyzing, evaluating, and where necessary, making changes in control and procedures related to the CFBanc business, which we expect to complete within one year after the date of acquisition. Pursuant to the SEC’s guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our internal controls over financial reporting at December 31, 2021 may exclude CFBanc to the extent that they are not yet integrated into our internal controls environment.

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

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None

Item 1A.	RISK FACTORS

Not Applicable

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

Item 5.	OTHER INFORMATION

None .

Item 6.	EXHIBITS

Exhibit Number*
3.1	Amended and Restated Certificate of Incorporation of Broadway Financial Corporation effective as of April 1, 2021 (Exhibit 3.1 to Form 8-K filed by Registrant on April 5, 2021)
3.2	Bylaws of Registrant (Exhibit 3.2 to Form 8-K filed by Registrant on August 24, 2020)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Broadway Financial Corporation

Date: November 15, 2021	By:	/s/ Brian Argrett
Brian Argrett
Chief Executive Officer

Date: November 15, 2021	By:	/s/ Brenda J. Battey
Brenda J. Battey
Chief Financial Officer