Form 10-K
period 2021-12-31
BROADWAY FINANCIAL CORP \DE\
filed 2022-04-15
CIK 1001171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to___________

Commission file number 001-39043

BROADWAY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4547287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4601 Wilshire Boulevard, Suite 150 Los Angeles, California	90010
(Address of principal executive offices)	(Zip Code)

(323) 634-1700
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, par value $0.01 per share (including attached preferred stock purchase rights)	BYFC	Nasdaq Capital Market

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

State the aggregate market value of the voting and non‑voting common equity held by non‑affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $169,325,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 31, 2022, 45,788,946 shares of the Registrant’s Class A voting common stock, 11,404,618 shares of the Registrant’s Class B non-voting common stock and 15,768,172  shares of the Registrant’s Class C non‑voting common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2022 annual meeting of stockholders, which will be filed no later than May 2, 2022, are incorporated by reference in Part III, Items 10 through 14 of this report.

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

The following factors, among others, could cause future results to differ materially from historical results or from those indicated by forward‑looking statements included in this Form 10‑K: (1) the level of demand for mortgage and commercial loans, which is affected by such external factors as general economic conditions, market interest rate levels, tax laws and the demographics of our lending markets; (2) the direction and magnitude of changes in interest rates and the relationship between market interest rates and the yield on our interest‑earning assets and the cost of our interest‑bearing liabilities; (3) the rate and amount of loan losses incurred and projected to be incurred by us, increases in the amounts of our nonperforming assets, the level of our loss reserves and management’s judgments regarding the collectability of loans; (4) changes in the regulation of lending and deposit operations or other regulatory actions, whether industry-wide or focused on our operations, including increases in capital requirements or directives to increase loan loss allowances or make other changes in our business operations; (5) legislative or regulatory changes, including those that may be implemented by the current Administration in Washington, D.C. and the Federal Reserve Board; (6) possible adverse rulings, judgments, settlements and other outcomes of litigation; (7) problems that may arise in integrating the businesses of our pre-merger companies, which may result in the combined company not operating as effectively and efficiently as expected, or that we may not be able to successfully integrate the businesses of our pre-merger companies; (8) actions undertaken by both current and potential new competitors; (9) the possibility of adverse trends in property values or economic trends in the residential and commercial real estate markets in which we compete; (10) the effect of changes in economic conditions; (11) the effect of geopolitical uncertainties; (12) an inability to obtain and retain sufficient operating cash at our holding company; (13) the discontinuation of LIBOR as an interest rate benchmark; (14) the impact of the COVID-19 pandemic on our future financial condition and operations; (15) other risks and uncertainties detailed in this Form 10‑K, including those described in part I. Item 1A. “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ii

ITEM 1.	BUSINESS

General

Broadway Financial Corporation (the “Company”) was incorporated under Delaware law in 1995 for the purpose of acquiring and holding all of the outstanding capital stock of Broadway Federal Savings and Loan Association (“Broadway Federal”) as part of the Broadway Federal’s conversion from a federally chartered mutual savings association to a federally chartered stock savings bank. In connection with the conversion, the Bank’s name was changed to Broadway Federal Bank, f.s.b. The conversion was completed, and the Bank became a wholly‑owned subsidiary of the Company, in January 1996.

On April 1, 2021, the Company completed its merger (the “Merger”) with CFBanc Corporation (“CFBanc”), with the Company continuing as the surviving entity. Immediately following the Merger, Broadway Federal Bank, f.s.b. (“Broadway Federal”) merged with and into City First Bank of D.C, National Association with City First Bank of D.C., National Association continuing as the surviving entity (combined with Broadway Federal, “City First” or the “Bank”). Concurrently with the Merger, the Bank changed its name to City First Bank, National Association.

Concurrently with the completion of the Merger, the Company converted to become a public benefit corporation. The Company works to spur equitable economic development with a mission to strengthen the overall well-being of historically excluded communities and has deployed loans and investments in the communities we serve that we believe has helped close funding gaps, preserved or increased access to affordable housing, created and preserved jobs, and expanded critical social services. We believe our status as a Delaware public benefit corporation aligns our business model of creating social, economic, and environmental value for underserved communities with a stakeholder governance model that allows us to give careful consideration to the impact of our decisions on workers, customers, suppliers, community, the environment, and our impact on society; and to align further our mission and values to our organizational documents.

The Company is currently regulated by the Board of Governors of the Federal Reserve System (the “FRB”). The Bank is currently regulated by the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”). The Bank’s deposits are insured up to applicable limits by the FDIC. The Bank is also a member of the Federal Home Loan Bank of Atlanta (the “FHLB”). See “Regulation” for further descriptions of the regulatory systems to which the Company and the Bank are subject.

Available Information

Our internet website address is www.cityfirstbank.com. Our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and all amendments to those reports are available on our website as soon as reasonably practicable after we file such material with, or furnish such material to, the Securities and Exchange Commission (the “SEC”) and can be obtained free of charge by sending a written request to Broadway Financial Corporation, 4160 Wilshire Boulevard, Suite 150, Los Angeles, California 90010 Attention: Audrey Phillips.

Business Overview

The Company is headquartered in Los Angeles, California and our principal business is the operation of our wholly‑owned subsidiary, City First, which has three offices: two in California (in Los Angeles and the nearby city of Inglewood) and one in Washington, D.C. City First’s principal business consists of attracting deposits from the general public in the areas surrounding our branch offices and investing those deposits, together with funds generated from operations and borrowings, primarily in mortgage loans secured by residential properties with five or more units (“multi‑family”) and commercial real estate.  Our assets also include mortgage loans secured by residential properties with one‑to‑four units (“single family”) as well as loans secured by commercial business assets. In addition, we invest in securities issued by federal government agencies, residential mortgage‑backed securities and other investments.

Our revenue is derived primarily from interest income on loans and investments. Our principal costs are interest expenses that we incur on deposits and borrowings, together with general and administrative expenses. Our earnings are significantly affected by general economic and competitive conditions, particularly monetary trends, and conditions, including changes in market interest rates and the differences in market interest rates for the interest bearing deposits and borrowings that are our principal funding sources and the interest yielding assets in which we invest, as well as government policies and actions of regulatory authorities.

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

The Pandemic may also materially disrupt banking and other financial activity generally and in the areas in which the Bank operates. This may result in a decline in customer demand for our products and services, including loans and deposits which could negatively impact our liquidity position and our growth strategy.  Any one or more of these developments could have a material adverse effect on our business, operations, consolidated financial condition, and consolidated results of operations.

Lending Activities

General

Our loan portfolio is comprised primarily of mortgage loans which are secured by multi‑family residential properties, single family residential properties and commercial real estate, including charter schools, community facilities, and churches. The remainder of the loan portfolio consists of commercial business loans, loans guaranteed by the Small Business Administration (the “SBA”) and construction-to-permanent loans. At December 31, 2021, our net loan portfolio, excluding loans held for sale, totaled $648.5 million, or 59.3% of total assets.

We emphasize the origination of adjustable‑rate mortgage loans (“ARM Loans”), most of which are hybrid ARM Loans (ARM Loans having an initial fixed rate period, followed by an adjustable rate period), for our portfolio of loans held for investment and held for sale. We originate these loans in order to maintain a high percentage of loans that have provisions for periodic repricing, thereby reducing our exposure to interest rate risk. At December 31, 2021, more than 69% of our mortgage loans had adjustable rate features. However, most of our adjustable rate loans behave like fixed rate loans for periods of time because the loans may still be in their initial fixed‑rate period or may be subject to interest rate floors.

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

The following table details the composition of our portfolio of loans held for investment by type, dollar amount and percentage of loan portfolio at the dates indicated:

	December 31,
	2021		2020		2019		2018		2017
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Single family	$45,372	6.96%	$48,217	13.32%	$72,883	18.23%	$91,835	25.69%	$111,085	32.93%
Multi‑family	393,704	60.36%	272,387	75.24%	287,378	71.90%	231,870	64.86%	187,455	55.57%
Commercial real estate	93,193	14.29%	24,289	6.71%	14,728	3.68%	5,802	1.62%	6,089	1.80%
Church	22,503	3.45%	16,658	4.60%	21,301	5.33%	25,934	7.25%	30,848	9.14%
Construction	32,072	4.92%	429	0.11%	3,128	0.78%	1,876	0.52%	1,678	0.50%
Commercial	46,539	10.02%	57	0.02%	262	0.07%	226	0.06%	192	0.06%
SBA Loans	18,837	2.89%
Consumer	-		7	0.00%	21	0.01%	5	0.00%	7	0.00%
Gross loans	652,220	100.00%	362,044	100.00%	399,701	100.00%	357,548	100.00%	337,354	100.00%
Plus:
Premiums on loans purchased	58		88		171		259		360
Deferred loan costs, net	1,471		1,218		1,211		721		1,220
Less:
Credit and interest marks on purchased loans, net	1842		-		-		-		-
Unamortized discounts	3		6		54		43		14
Allowance for loan losses	3.391		3,215		3,182		2,929		4,069
Total loans held for investment	$648,513		$360,129		$397,847		$355,556		$334,851

Multi‑Family and Commercial Real Estate Lending

Our primary lending emphasis has been on the origination of loans for apartment buildings with five or more units. These multi‑family loans amounted to $393.7 million and $272.4 million at December 31, 2021 and 2020, respectively. Multi‑family loans represented 60.36% of our gross loan portfolio at December 31, 2021 compared to 75.24% of our gross loan portfolio at December 31, 2020. The vast majority of our multi‑family loans amortize over 30 years. As of December 31, 2021, our single largest multi‑family credit had an outstanding balance of $6.8 million, was current, and was secured by a 33‑unit apartment complex in Vista, California. At December 31, 2021, the average balance of a loan in our multi‑family portfolio was $1.1 million.

Our commercial real estate loans amounted to $93.2 million and $24.3 million at December 31, 2021 and 2020, respectively. Commercial real estate loans represented 14.29% and 6.71% of our gross loan portfolios at December 31, 2021 and 2020, respectively. Most commercial real estate loans are originated with principal repayments on a 25- to 30-year amortization schedule but are due in 5 years or 10 years. As of December 31, 2021, our single largest commercial real estate credit had an outstanding principal balance of $9.7 million, was current, and was secured by a charter school building located in Washington, D.C. At December 31, 2021, the average balance of a loan in our commercial real estate portfolio was $866 thousand.

The interest rates on multi‑family and commercial ARM Loans are based on a variety of indices, including the Secured Overnight Financing Rate (“SOFR”), the 1‑Year Constant Maturity Treasury Index (“1‑Yr CMT”), the 12‑Month Treasury Average Index (“12‑MTA”), the 11th District Cost of Funds Index (“COFI”), and the Wall Street Journal Prime Rate (“Prime Rate”). All loans previously indexed to LIBOR were converted to SOFR as of December 31, 2021. We currently offer adjustable rate loans with interest rates that adjust either semi‑annually or semi‑annually upon expiration of an initial three‑ or five‑year fixed rate period. Borrowers are required to make monthly payments under the terms of such loans.

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

We seek to mitigate the risks associated with multi‑family and commercial real estate loans by applying appropriate underwriting requirements, which include limitations on loan‑to‑value ratios and debt service coverage ratios. Under our underwriting policies, loan‑to‑value ratios on our multi‑family and commercial real estate loans usually do not exceed 75% of the lower of the purchase price or the appraised value of the underlying property. We also generally require minimum debt service coverage ratios of 120% for multi‑family loans and commercial real estate loans. Properties securing multi‑family and commercial real estate loans are appraised by management‑approved independent appraisers. Title insurance is required on all loans.

Multi‑family and commercial real estate loans are generally viewed as exposing the lender to a greater risk of loss than single family residential loans and typically involve higher loan principal amounts than loans secured by single family residential real estate. Because payments on loans secured by multi‑family and commercial real properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or general economy. Adverse economic conditions in our primary lending market area could result in reduced cash flows on multi‑family and commercial real estate loans, vacancies and reduced rental rates on such properties. We seek to reduce these risks by originating such loans on a selective basis and generally restrict such loans to our general market area. In 2008, Broadway Federal ceased out‑of‑state lending for all types of loans.  As a result of the Merger, in 2021 we resumed out-of-state lending on a selective basis, however we currently do not have any loans outstanding that are outside of our market area, which consists of Southern California and the Washington, D.C. area (including parts of Maryland and Virginia).

Our church loans totaled $22.5 million and $16.7 million at December 31, 2021 and 2020, respectively, which represented 3.45% and 4.60% of our gross loan portfolio at December 31, 2021 and 2020, respectively. Broadway Federal ceased originating church loans in 2010 in Southern California, however City First originates loans to churches in the Washington D.C. area as part of its community development mission. As of December 31, 2021, our single largest church loan had an outstanding balance of $3.8 million, was current, and was secured by a church building in Upper Marlboro, Maryland. At December 31, 2021, the average balance of a loan in our church loan portfolio was $726 thousand.

Single Family Mortgage Lending

While we have historically been primarily a multi‑family and commercial real estate lender, we also have purchased or originated loans secured by single family residential properties, including investor‑owned properties, with maturities of up to 30 years. Single family loans totaled $45.4 million and $48.2 million at December 31, 2021 and 2020, respectively. Of the single family residential mortgage loans outstanding at December 31, 2021, more than 51% had adjustable rate features. We did not purchase any single family loans during 2021 and 2020. Of the $45.4 million of single family loans at December 31, 2021, $23.3 million are secured by investor‑owned properties.

The interest rates for our single family ARM Loans are indexed to COFI, SOFR, 12‑MTA and 1‑Yr. CMT. All loans previously indexed to LIBOR were converted to SOFR as of December 31, 2021.  We currently offer loans with interest rates that adjust either semi‑annually or semi‑annually upon expiration of an initial three‑ or five‑year fixed rate period. Borrowers are required to make monthly payments under the terms of such loans.  Most of our single family adjustable rate loans behave like fixed rate loans because the loans are still in their initial fixed rate period or are subject to interest rate floors.

We qualify our ARM Loan borrowers based upon the fully indexed interest rate (SOFR or other index plus an applicable margin) provided by the terms of the loan. However, we may discount the initial rate paid by the borrower to adjust for market and other competitive factors. The ARM Loans that we offer have a lifetime adjustment limit that is set at the time that the loan is approved. In addition, because of interest rate caps and floors, market rates may exceed or go below the respective maximum or minimum rates payable on our ARM Loans.

The mortgage loans that we originate generally include due‑on‑sale clauses, which provide us with the contractual right to declare the loan immediately due and payable if the borrower transfers ownership of the property.

Construction Lending

The Merger added a construction lending program and portfolio to our existing lending operations and platform. Construction loans totaled $32.1 million and $429 thousand at December 31, 2021 and 2020, respectively, and represented 4.92% of our gross loan portfolio at December 31, 2021. We acquired $19.8 million of construction loans in the Merger. We provide loans for the construction of single family, multi‑family and commercial real estate projects and for land development. We generally make construction and land loans at variable interest rates based upon the Prime Rate, or the applicable Treasury Index plus a margin. Generally, we require a loan‑to‑value ratio not exceeding 75% and a loan‑to‑cost ratio not exceeding 85% on construction loans.

Construction loans involve risks that are different from those for completed project lending because we advance loan funds based upon the security and estimated value at completion of the project under construction. If the borrower defaults on the loan, we may have to advance additional funds to finance the project’s completion before the project can be sold. Moreover, construction projects are affected by uncertainties inherent in estimating construction costs, potential delays in construction schedules due to supply chain or other issues, market demand and the accuracy of estimates of the value of the completed project considered in the loan approval process. In addition, construction projects can be risky as they transition to completion and lease‑up. Tenants who may have been interested in leasing a unit or apartment may not be able to afford the space when the building is completed, or may fail to lease the space for other reasons such as more attractive terms offered by competing lessors, making it difficult for the building to generate enough cash flow for the owner to obtain permanent financing. We specialize in the origination of construction loans for affordable housing developments where rents are subsidized by housing authority agencies. During 2021, we originated $24.9 million of construction loans, compared to $1.5 million of construction loan originations during 2020.

Commercial Lending

The Merger also expanded our portfolio of loans and lending activities to businesses in our market area that are secured by business assets including inventory, receivables, machinery, and equipment. As of December 31, 2021 and 2020, non-real estate commercial loans totaled $46.5 million and $57 thousand, respectively. Commercial loans represented 10.02% of our loan portfolio as of December 31, 2021. We acquired $36.1 million of commercial loans in the Merger, and originated another $26.5 million of commercial loans during the year ended December 31, 2021. As of December 31, 2021, our single largest commercial loan had an outstanding balance of $4.3 million. At December 31, 2021, the average balance of a loan in our non-real estate commercial loan portfolio was $1.0 million.

The risks related to commercial loans differ from loans secured by real estate, and relate to the ability of borrowers to successfully operate their businesses and the difference between expected and actual cash flows of the borrowers. In addition, the recoverability of our investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans. The fair value of the collateral securing these loans may fluctuate as market conditions change. In the case of loans secured by accounts receivable, the recovery of our investment is dependent upon the borrower’s ability to collect amounts due from customers.

SBA Guaranteed Loans

City First is an approved SBA lender. We originate loans in the District of Columbia, Maryland, and Virginia under the SBA’s 7(a), SBA Express, International Trade and 504(a) loan programs, in conformity with SBA underwriting and documentation standards. SBA loans are similar to commercial business loans but have additional credit enhancement provided by the U.S Federal Government with guarantees between 50-85%. Certain loans classified as SBA are secured by commercial real estate property. All other SBA loans are secured by business assets. As of December 31, 2021, SBA loans totaled $18.8 million and included $18.0 million of loans issued under the Paycheck Protection Program (“PPP”) loans. PPP loans have terms of two to five years and earn interest at 1%. PPP loans are fully guaranteed by the SBA and have virtually no risk of loss. The Bank expects the vast majority of the PPP loans to be fully forgiven by the SBA. SBA loans totaled 2.89%% of our total loan portfolio as of December 31, 2021. We had no such SBA or PPP loans as of December 31, 2020.

Loan Originations, Purchases and Sales

The following table summarizes loan originations, purchases, sales, and principal repayments for the periods indicated:

	2021	2020	2019
	(In thousands)
Gross loans (1):
Beginning balance	$362,044	$399,701	$363,761
Loans acquired in the merger with CFBanc	225,885	-	-
Loans originated:
Multi‑family	167,097	120,809	103,123
Commercial real estate	43,567	11,870	9,521
PPP Loans	26,497	-	-
Construction	24,884	1,529	1,681
Commercial	4,942	66	49
Total loans originated	266,987	134,274	114,374
Less:
Principal repayments	202,696	67,858	55,742
Sales of loans	-	104,073	22,703
Loan charge‑offs	-	-	‑
Lower of cost or fair value adjustment on loans held for sale	-	-	(11)
Transfer of loans to real estate owned	-	-	‑
Ending balance	$652,220	$362,044	$399,701

(1)	Amount is before deferred origination costs, purchase premiums and discounts, and the allowance for loan losses.

Loan originations are derived from various sources including our loan personnel, local mortgage brokers, and referrals from customers. More than 90% of multi-family loan originations during 2021, 2020 and 2019 were  sourced from wholesale loan brokers. All commercial real estate loans, construction loans, commercial loans and SBA loans were derived from our loan personnel. No single family or consumer loans were originated during the last three years. For all loans that we originate, upon receipt of a loan application from a prospective borrower, a credit report is ordered, and certain other information is verified by an independent credit agency. If necessary, additional financial information is requested. An appraisal of the real estate intended to secure the proposed loan is required to be performed by an independent licensed or certified appraiser designated and approved by us. The Bank’s Board of Directors (the “Board”) annually reviews our appraisal policy. Management reviews annually the qualifications and performance of independent appraisers that we use.

It is our policy to obtain title insurance on collateral for all real estate loans. Borrowers must also obtain hazard insurance naming the Bank as a loss payee prior to loan closing. If the original loan amount exceeds 80% on a sale or refinance of a first trust deed loan, we may require private mortgage insurance and the borrower is required to make payments to a mortgage impound account from which we make disbursements to pay private mortgage insurance premiums, property taxes and hazard and flood insurance as required.

Each loan requires at least two (2) signatures for approval. The Board has authorized loan approval limits for various management team members up to $7 million per individual, and up to $12 million for the Chief Executive. Loans in excess of $7 million require review and approval by members of the Board Loan Committee. In addition, it is our practice that all loans approved be reported to the Loan Committee no later than the month following their approval and be ratified by the Board.

From time to time, we purchase loans originated by other institutions based upon our investment needs and market opportunities. The determination to purchase specific loans or pools of loans is subject to our underwriting policies, which consider, among other factors, the financial condition of the borrowers, the location of the underlying collateral properties and the appraised value of the collateral properties. We did not purchase any loans during the years ended December 31, 2021, 2020 or 2019.

We originate loans for investment and for sale. Loan sales are generally made from the loans held‑for‑sale portfolio. During 2021, we did not originate or sell any loans that were classified as held for sale. During 2020, we originated $118.6 million of multi‑family loans for sale, sold $104.3 million of multi‑family loans and transferred $13.7 million of multi-family loans to held for investment from loans held for sale. We transferred the $13.7 million of multi-family loans to loans held for investment near the end of 2020 because there was room to do so within the regulatory loan concentration guidelines. Loans are generally sold with the servicing released.

Loan Maturity and Repricing

The following table shows the contractual maturities of loans in our portfolio of loans held for investment at December 31, 2021 and does not reflect the effect of prepayments or scheduled principal amortization.

	Single Family	Multi‑ Family	Commercial Real Estate	Church	Construction	Commercial	SBA	Gross Loans

Amounts Due:
After one year:
One year to five years	$7,774	$18,458	$51,725	$13,197	$543	$21,115	$18,737	$131,549
After five years	37,182	371,568	33,955	6,301	12,887	15,702	100	477,695
Total due after one year	44,956	390,026	85,680	19,498	13,430	36,817	18,837	609,244
One year or less	416	3,678	7,513	3,005	18,541	9,722	-	42,976
Total	$45,372	$393,704	$93,193	$22,503	$32,072	$46,539	$18,837	$652,220

All loan types other than multi-family loans have fixed interest rates. Certain multi-family loans have adjustable rate features based on SOFR, but are fixed for the first five years. Our experience has shown that these loans typically pay off during the first five years and do not reach the adjustable rate phase. Multi-family loans in their initial fixed rate period totaled $326.0 million or 50% of our loan portfolio at December 31, 2021.

Asset Quality

General

The underlying credit quality of our loan portfolio is dependent primarily on each borrower’s ability to continue to make required loan payments and, in the event a borrower is unable to continue to do so, the value of the collateral securing the loan, if any. A borrower’s ability to pay, in the case of single family residential loans and consumer loans, typically is dependent primarily on employment and other sources of income. Multi‑family and commercial real estate loan borrowers’ ability to pay is typically dependent on the cash flow generated by the property, which in turn is impacted by general economic conditions. Commercial business and SBA loan borrowers’ ability to pay is typically dependent on the successful operation of their businesses or their ability to collect amounts due from their customers. Other factors, such as unanticipated expenditures or changes in the financial markets, may also impact a borrower’s ability to make loan payments. Collateral values, particularly real estate values, are also impacted by a variety of factors, including general economic conditions, demographics, property maintenance and collection or foreclosure delays.

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

The following table shows our loan delinquencies by type and amount at the dates indicated:

	December 31, 2021				December 31, 2020					December 31, 2019
	Loans delinquent				Loans delinquent					Loans delinquent
	60‑89 Days		90 days or more		60‑89 Days			90 days or more		60‑89 Days			90 days or more
	Number	Amount	Number	Amount	Number	Amount		Number	Amount	Number	Amount		Number	Amount
	(Dollars in thousands)
Commercial Real Estate	1	$2,423	-	$-	-	$	‑	-	$-	-	$	‑	-	$	‑
Single family	-	$-	‑	$-	-		$-	‑	$-	1		$18	‑		$-
Total	1	$2,423	‑	$-	-		$-	‑	$-	1		$18	‑	$	‑
% of Gross Loans		0.37%		0.00%			0.00%		0.00%			0.00%			0.00%

Non‑Performing Assets

Non‑performing assets (“NPAs”) include non‑accrual loans and real estate owned through foreclosure or deed in lieu of foreclosure (“REO”). NPAs at December 31, 2021 decreased to $684 thousand, or 0.06% of total assets, from $787 thousand, or 0.16% of total assets, at December 31, 2020.

Non-accrual loans consist of delinquent loans that are 90 days or more past due and other loans, including troubled debt restructurings (“TDRs”) that do not qualify for accrual status. As of December 31, 2021, all our non‑accrual loans were current in their payments, but were treated as non‑accrual primarily because of deficiencies in non‑payment matters related to the borrowers, such as lack of current financial information. The $103 thousand decrease in non‑accrual loans during the year ended December 31, 2021 was the result of payments received from borrowers that were applied to the outstanding principal balance.

The following table provides information regarding our non‑performing assets at the dates indicated:

	December 31,
	2021	2020	2019	2018	2017
	(Dollars in thousands)
Non‑accrual loans:
Single family	$-	$1	$18	$-	$-
Multi‑family	‑	‑	‑	‑	‑
Commercial real estate	‑	‑	‑	‑	‑
Church	684	786	406	911	1,766
Commercial	‑	‑	‑	‑	‑
Total non‑accrual loans	684	787	424	911	1,766
Loans delinquent 90 days or more and still accruing	‑	‑	‑	‑	‑
Real estate owned acquired through foreclosure	-	-	-	833	878
Total non‑performing assets	$684	$787	$424	$1,744	$2,644
Non‑accrual loans as a percentage of gross loans, including loans receivable held for sale	0.10%	0.22%	0.11%	0.25%	0.49%
Non‑performing assets as a percentage of total assets	0.06%	0.16%	0.10%	0.43%	0.64%

There were no accrual loans that were contractually past due by 90 days or more at December 31, 2021 or 2020. We had no commitments to lend additional funds to borrowers whose loans were on non‑accrual status at December 31, 2021.

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

We may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a TDR. Non‑accrual loans modified in a TDR remain on non‑accrual status until we determine that future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate performance according to the restructured terms, generally for a period of at least six months. Loans modified in a TDR that are included in non‑accrual loans totaled $684 thousand at December 31, 2021 and $232 thousand at December 31, 2020. Excluded from non‑accrual loans are restructured loans that were not delinquent at the time of modification or loans that have complied with the terms of their restructured agreement for six months or such longer period as management deems appropriate for particular loans, and therefore have been returned to accruing status. Restructured accruing loans totaled $1.6 million at December 31, 2021 and $4.2 million at December 31, 2020.

During 2021, gross interest income that would have been recorded on non‑accrual loans had they performed in accordance with their original terms, totaled $71 thousand. No income was actually recognized during 2021 related to non-accrual loans.

On March 27, 2020, the Coronavirus Aid Relief and Economic Security Act (the “CARES Act”) was signed into law by Congress. The CARES Act provides financial institutions, under specific circumstances, the opportunity to temporarily suspend certain requirements under generally accepted accounting principles related to TDRs for a limited period of time to account for the effects of COVID-19.  In March 2020, a joint statement was issued by federal and state regulatory agencies, after consultation with the FASB, to clarify that short-term loan modifications, such as payment deferrals, fee waivers, extensions of repayment terms or other insignificant payment delays, are not TDRs if made on a good-faith basis in response to COVID-19 to borrowers who were current prior to any relief. Under this guidance, nine months or less is provided as an example of short-term, and current is defined as less than 30 days past due at the time the modification program is implemented.  The guidance also provides that these modified loans generally will not be classified as non-accrual loans during the term of the modification.

The Bank has implemented a loan modification program for the effects of COVID-19 on its borrowers. At the date of this filing, two borrowers have requested applications, but no applications for loan modifications have been formally submitted. Both borrowers were current at the time modification program was implemented.  To date, no modifications have been granted.

We update our estimates of collateral value on loans when they become 90 days past due and to the extent the loans remain delinquent, every nine months thereafter. We obtain updated estimates of collateral value earlier than at 90 days past due for loans to borrowers who have filed for bankruptcy or for certain other loans when our Internal Asset Review Committee believes repayment of such loans may be dependent on the value of the underlying collateral. We also obtain updated collateral valuations for loans classified as substandard every year. For single family loans, updated estimates of collateral value are obtained through appraisals and automated valuation models. For multi‑family and commercial real estate properties, we estimate collateral value through appraisals or internal cash flow analyses when current financial information is available, coupled with, in most cases, an inspection of the property. For commercial loans, we estimate the value of the collateral based on financial information provided by borrowers or valuations of business assets, depending on the nature of the collateral. Our policy is to make a charge against our allowance for loan losses, and correspondingly reduce the book value of a loan, to the extent that the collateral value of the property securing an impaired loan is less than our recorded investment in the loan. See “Allowance for Loan Losses” for full discussion of the allowance for loan losses.

REO is real estate acquired as a result of foreclosure or by deed in lieu of foreclosure and is carried at fair value less estimated selling costs. Any excess of carrying value over fair value at the time of acquisition is charged to the allowance for loan losses. Thereafter, we charge non‑interest expense for the property maintenance and protection expenses incurred as a result of owning the property. Any decreases in the property’s estimated fair value after foreclosure are recorded in a separate allowance for losses on REO. During 2021 and 2020, the Bank did not foreclose on any loans and not have any property classified as REO.

As a result of the Merger, we acquired certain loans that have shown evidence of credit deterioration since origination. These loans are referred to as purchased credit impaired loans (“PCI loans”). These PCI loans are recorded at their fair value at acquisition, and are not treated as nonaccrual loans for purposes of financial reporting. At acquisition we estimate the amount and timing of expected cash flows for each PCI loan, and the expected cash flows in excess of the allocated fair value is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (non-accretable difference). Expected cash flows continue to be estimated each quarter for each PCI loan. If the present value of expected cash flows decreases from the prior estimate, a provision for loan losses is recorded and an allowance for loan losses is established. If the present value of expected cash flows increases from the prior estimate, the increase is recognized as part of future interest income. At the date of the Merger, we recorded an investment in PCI loans of $883 thousand. As of December 31, 2021, our recorded investment in PCI loans was $845 thousand. These PCI loans are not classified as NPAs as they are performing in accordance with the cash flows that were expected at the date of the Merger.

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

The following table provides information regarding our criticized loans (Watch and Special Mention) and classified assets (Substandard) at the dates indicated:

	December 31, 2021		December 31, 2020
	Number	Amount	Number	Amount
	(Dollars in thousands)
Watch loans	8	$15,950	2	$2,145
Special mention loans	-	-	-	-
Total criticized loans	8	15,950	2	2,145
Substandard loans	7	4,283	9	3,162
Total classified assets	7	4,283	9	3,162
Total	15	$20,233	11	$5,307

Criticized assets increased to $16.0 million at December 31, 2021, from $2.1 million at December 31, 2020. City First has historically classified all newly originated construction loans as Watch until a history of loan performance can be established or until the construction project is complete, which is the main reason for the increase in total criticized loans of $13.8 million during 2021.  The increase in substandard loans of $1.1 million was due to the down grade of one commercial real estate loan. The loan was current as of December 31, 2021.

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

The ALLL is increased by provisions for loan losses which are charged to earnings and is decreased by recaptures of loan loss provision and charge‑offs, net of recoveries. Provisions are recorded to increase the ALLL to the level deemed appropriate by management. The Bank utilizes an allowance methodology that considers a number of quantitative and qualitative factors, including the amount of non‑performing loans, our loan loss experience, conditions in the general real estate and housing markets, current economic conditions, and trends, particularly levels of unemployment, and changes in the size of the loan portfolio.

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

If a loan is impaired, a portion of the allowance is allocated to the loan so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. TDRs are separately identified for impairment and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral less estimated selling costs. For TDRs that subsequently default, we determine the amount of any necessary additional charge‑off based on internal analyses and appraisals of the underlying collateral securing these loans. At December 31, 2021, impaired loans totaled $2.3 million and had an aggregate specific allowance allocation of $7 thousand.

The general component of the ALLL covers non‑impaired loans and is based on historical loss experience adjusted for qualitative factors. Each month, we prepare an analysis which categorizes the entire loan portfolio by certain risk characteristics such as loan type (single family, multi‑family, commercial real estate, construction, commercial, SBA and consumer) and loan classification (pass, watch, special mention, substandard and doubtful). With the use of a migration to loss analysis, we calculate our historical loss rate and assign estimated loss factors to the loan classification categories based on our assessment of the potential risk inherent in each loan type. These factors are periodically reviewed for appropriateness giving consideration to our historical loss experience, levels of and trends in delinquencies and impaired loans; levels of and trends in charge‑offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

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

Loans acquired in the Merger were recorded at fair value at acquisition date without a carryover of the related ALLL. Purchased credit impaired loans acquired are loans that have evidence of credit deterioration since origination and as to which it is probable at the date of acquisition that the Company will not collect all of principal and interest payments according to the contractual terms. These loans are accounted for under ASC 310-30.

Based on our evaluation of the housing and real estate markets and overall economy, including the unemployment rate, the levels and composition of our loan delinquencies and non‑performing loans, our loss history and the size and composition of our loan portfolio, we determined that an ALLL of $3.4 million, or 0.52% of loans held for investment, was appropriate at December 31, 2021, compared to $3.2 million, or 0.88% of loans held for investment at December 31, 2020. The ALLL as a percentage of gross loans decreased because acquired loans are recorded at fair value without any ALLL at the acquisition date. This decrease was partially offset by an increase in the required allowance due to an increase in the outstanding balances of loans not acquired in the Merger.

A federally chartered bank’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OCC. The OCC, in conjunction with the other federal banking agencies, provides guidance for financial institutions on the responsibilities of management for the assessment and establishment of adequate valuation allowances, as well as guidance for banking agency examiners to use in determining the adequacy of valuation allowances. It is required that all institutions have effective systems and controls to identify, monitor and address asset quality problems, analyze all significant factors that affect the collectability of the portfolio in a reasonable manner and establish acceptable allowance evaluation processes that meet the objectives of the guidelines issued by federal regulatory agencies. While we believe that the ALLL has been established and maintained at adequate levels, future adjustments may be necessary if economic or other conditions differ materially from the conditions on which we based our estimates at December 31, 2021. In addition, there can be no assurance that the OCC or other regulators, as a result of reviewing our loan portfolio and/or allowance, will not require us to materially increase our ALLL, thereby affecting our financial condition and earnings.

The following table details our allocation of the ALLL to the various categories of loans held for investment and the percentage of loans in each category to total loans at the dates indicated:

	December 31,
	2021		2020		2019		2018		2017
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)
Single family	$145	0.02%	$296	0.08%	$312	0.08%	$368	0.10%	$594	0.17%
Multi‑family	2,657	0.41%	2,433	0.67%	2,319	0.58%	1,880	0.52%	2,300	0.68%
Commercial real estate	236	0.04%	222	0.06%	133	0.03%	52	0.02%	71	0.02%
Church	103	0.02%	237	0.06%	362	0.09%	604	0.17%	1,081	0.32%
Construction	212	0.03%	22	0.01%	48	0.01%	19	0.01%	17	0.01%
Commercial	23	0.00%	4	0.00%	7	0.00%	6	0.00%	6	0.00%
Consumer	15	0.00%	1	0.00%	1	0.00%	-	0.00%	-	0.00%
Total allowance for loan losses	$3,391	0.52%	$3,215	0.88%	$3,182	0.79%	$2,929	0.82%	$4,069	1.20%

The following table shows the activity in our ALLL related to our loans held for investment for the years indicated:

	2021	2020	2019	2018	2017
	(Dollars in thousands)
Allowance balance at beginning of year	$3,215	$3,182	$2,929	$4,069	$4,603
Charge‑offs:
Single family	‑	‑	‑	‑	‑
Multi‑family	‑	‑	‑	‑	‑
Commercial real estate	‑	‑	‑	‑	‑
Church	‑	‑	‑	‑	‑
Commercial	‑	‑	‑	‑	‑
Total charge‑offs	‑	‑	‑	‑	‑

Recoveries:
Single family	-	4	‑	‑	30
Commercial real estate	‑	‑	‑	‑	‑
Church	-	-	260	114	536
Commercial	‑	‑	‑	‑	‑
Total recoveries	-	4	260	114	566
Loan loss provision (recapture)	176	29	(7)	(1,254)	(1,100)
Allowance balance at end of year(1)	$3,391	$3,215	$3,182	$2,929	$4,069
Net charge‑offs (recoveries) to average loans, excluding loans receivable held for sale	0.00%	(0.00%)	(0.07%)	(0.04%)	(0.16%)
ALLL as a percentage of gross loans (2), excluding loans receivable held for sale	0.52%	0.88%	0.79%	0.82%	1.20%
ALLL as a percentage of total non‑accrual loans	495.76%	408.51%	750.47%	321.51%	230.41%
ALLL as a percentage of total non‑performing assets	495.76%	408.51%	750.47%	167.94%	153.90%

(1)	Including net deferred loan costs and premiums.

(2)	The ALLL as of December 31, 2021 does not include any ALLL for the remaining balance of loans acquired in the City First Merger, which totaled $203.8 million as of that date.

Investment Activities

The main objectives of our investment strategy are to provide a source of liquidity for deposit outflows, repayment of our borrowings and funding loan commitments, and to generate a favorable return on investments without incurring undue interest rate or credit risk. Subject to various restrictions, our investment policy generally permits investments in money market instruments such as Federal Funds Sold, certificates of deposit of insured banks and savings institutions, direct obligations of the U. S. Treasury, securities issued by federal and other government agencies and mortgage‑backed securities, mutual funds, municipal obligations, corporate bonds, and marketable equity securities. Mortgage‑backed securities consist principally of securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association which are backed by 30‑year amortizing hybrid ARM Loans, structured with fixed interest rates for periods of three to seven years, after which time the loans convert to one‑year or six‑month adjustable rate mortgage loans. At December 31, 2021, our securities portfolio, consisting primarily of federal agency debt, mortgage‑backed securities, bonds issued by the United States Treasury and the SBA,  and municipal bonds, totaled $156.4 million, or 14.30% of total assets.

We classify investments as held‑to‑maturity or available‑for‑sale at the date of purchase based on our assessment of our internal liquidity requirements. Securities purchased to meet investment‑related objectives such as liquidity management or mitigating interest rate risk and which may be sold as necessary to implement management strategies, are designated as available‑for‑sale at the time of purchase. Securities in the held‑to‑maturity category consist of securities purchased for long‑term investment in order to enhance our ongoing stream of net interest in0come. Securities deemed held‑to‑maturity are classified as such because we have both the intent and ability to hold these securities to maturity. Held‑to‑maturity securities are reported at cost, adjusted for amortization of premium and accretion of discount. Available‑for‑sale securities are reported at fair value. We currently have no securities classified as held‑to‑maturity securities.

The table below presents the carrying amount, weighted average yields and contractual maturities of our securities as of December 31, 2021. The table reflects stated final maturities and does not reflect scheduled principal payments or expected payoffs.

	At December 31, 2021
	One Year or less		More than one year to five years		More than five years to ten years		More than ten years		Total
	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield
	(Dollars in thousands)
Available‑for‑sale:
Federal agency mortgage‑backed securities	$-	-%	$593	1.12%	$15,271	0.96%	$54,166	1.75%	$70,030	1.57%
Federal agency CMO	-	-%	-	-%	5,443	0.51%	3,844	1.30%	9,287	0.83%
Federal agency debt	1,013	0.17%	14,716	0.94%	19,142	1.20%	3,117	0.51%	37,988	1.01%
Municipal bonds	-	-%	-	-%	3,160	1.45%	1,755	1.56%	4,915	1.49%
U.S. Treasuries	-	-%	17,951	0.74%	-	-%	-	-%	17,951	0.74%
SBA pools	-	-%	-	-%	3,302	2.00%	12,923	1.79%	16,225	1.83%
Total	$1,013	0.17%	$33,260	0.83%	$46,318	1.11%	$75,805	1.68%	$156,396	1.32%

At December 31, 2021, the securities in our portfolio had an estimated remaining life of 5.03 years.  During 2021, the Bank purchased 5 federal agency mortgage-backed securities with total amortized cost of $9.6 million, estimated fair value of $9.6 million at December 31, 2021 and an estimated average remaining life of 5.4 years; 2 federal agency debt with total amortized cost of $4.9 million, estimated fair value of $4.9 million at December 31, 2021 and an estimated average remaining life of 4.7 years; and 1 federal agency CMO with total amortized cost of $2.0 million, estimated fair value of $1.9 million at December 31, 2021 and an estimated average remaining life of 5.1 years.    As a result of the merger with CFBanc, we acquired $76.5 million of Federal agency mortgage-backed securities, $33.2 million of Federal agency debt securities, $18.2 million of U.S. Treasury securities, $15.2 million of SBA pool securities, $3.9 million of Federal agency CMOs, and $2.9 million of municipal bonds. There were no sales of securities during the year ended December 31, 2021.

The following table sets forth the amortized cost and fair value of available-for-sale securities by type as of the dates indicated. At December 31, 2021, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	At December 31,
	2021		2020		2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Federal agency mortgage-backed securities	$70,078	$70,030	$5,550	$5,807	$7,793	$7,957
Federal agency collateralized mortgage obligations (“CMO”)	9,391	9,287	-	-	-	-
Federal agency debt	38,152	37,988	2,682	2,827	3,104	3,050
Municipal bonds	4,898	4,915	2,000	2,019	-	-
U.S. Treasuries	18,169	17,951	-	-	-	-
SBA pools	16,241	16,225	-	-	-	-
Total	$156,929	$156,396	$10,232	$10,698	$10,807	$11,007

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

We participate in a deposit program called the Certificate of Deposit Account Registry Service (“CDARS”). CDARS is a deposit placement service that allows us to place our customers’ funds in FDIC‑insured certificates of deposit at other banks and, at the same time, receive an equal sum of funds from the customers of other banks in the CDARS Network (“CDARS Reciprocal”). These deposits totaled $141.6 million and $35.8 million at December 31, 2021 and 2020, respectively and are not considered to be brokered deposits.

We may also accept deposits from other institutions when we have no reciprocal deposit (“CDARS One‑Way Deposits”). With the CDARS One-Way Deposits program, the Bank accepts deposits from CDARS even though there is no customer account involved. These one-way deposits, which are considered to brokered deposits, totaled $223 thousand and $9.6 million at December 31, 2021 and 2020, respectively. The decrease in CDARS One-Way Deposits in 2021 was attributable to an increase in the Bank’s overall liquidity and the intentional non-renewal of these deposits at maturity due to their high cost relative to other deposit sources.

At December 31, 2021 and 2020, the Bank had $5.0 million and $15.1 million in (non-CDARS) brokered deposits, respectively.

The following table details the maturity periods of our certificates of deposit in amounts of $100 thousand or more at December 31, 2021.

	December 31, 2021
	Amount	Weighted average rate
	(Dollars in thousands)
Certificates maturing:
Less than three months	$52,141	0.19%
Three to six months	61,571	0.24%
Six to twelve months	61,401	0.22%
Over twelve months	5,522	0.50%
Total	$180,635	0.22%

The following table presents the distribution of our average deposits for the years indicated and the weighted average interest rates during the year for each category of deposits presented.

	For the Year Ended December 31,
	2021			2020			2019
	Average balance	Percent of total	Weighted average cost of funds	Average balance	Percent of total	Weighted average cost of funds	Average balance	Percent of total	Weighted average cost of funds
	(Dollars in thousands)
Money market deposits	$159,157	24.77%	0.41%	$47,611	14.88%	0.71%	$25,297	8.86%	0.88%
Passbook deposits	67,660	10.53%	0.30%	55,985	17.51%	0.50%	45,548	15.95%	0.63%
NOW and other demand deposits	223,003	34.70%	0.05%	55,003	17.17%	0.03%	34,091	11.94%	0.03%
Certificates of deposit	192,795	30.00%	0.37%	161,409	50.44%	1.56%	180,611	63.25%	2.08%
Total	$642,615	100.00%	0.26%	$320,008	100.00%	0.99%	$285,547	100.00%	1.50%

Borrowings

We utilize short‑term and long‑term advances from the FHLB as an alternative to retail deposits as a funding source for asset growth. FHLB advances are generally secured by mortgage loans and mortgage‑backed securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. At December 31, 2021, we had $85.9 million in outstanding FHLB advances and had the ability to borrow up to an additional $14.4 million based on available and pledged collateral.

The following table summarizes information concerning our FHLB advances at or for the periods indicated:

	At or For the Year Ended
	2021	2020	2019
	(Dollars in thousands)
FHLB Advances:
Average balance outstanding during the year	$100,471	$114,020	$77,049
Maximum amount outstanding at any month‑end during the year	$113,580	$121,500	$84,000
Balance outstanding at end of year	$85,952	$110,500	$84,000
Weighted average interest rate at end of year	1.85%	1.94%	2.32%
Average cost of advances during the year	1.96%	1.91%	2.42%
Weighted average maturity (in months)	22	27	18

The Bank enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Bank may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Bank to repurchase the assets.  As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Banks’s consolidated balance sheets, while the securities underlying the repurchase agreements remain in the respective investment securities available-for-sale accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. The outstanding balance of these borrowings totaled $52.0 million as of December 31, 2021. There were no such borrowings as of December 31, 2020.  The market value of securities pledged totaled $53.2 million as of December 31, 2021 and included $13.3 million of U.S. Government Agency securities and $39.9 million of mortgage-backed securities. The weighted average rate paid on repurchase agreements was 0.10% for the year ended December 31, 2021.

We participate in and have previously been an “Allocatee” of the New Markets Tax Credit Program of the U.S. Department of the Treasury’s Community Development Financial Institutions Fund. In connection with the New Market Tax Credit activities of the Bank, CFC 45 is a partnership whose members include CFNMA and City First New Markets Fund II, LLC. In December 2015, a national brokerage firm made a $14.0 million non-recourse loan to CFC 45, whereby CFC 45 was the beneficiary of the loan from the brokerage firm and passed the proceeds from that loan through to a Qualified Active Low-Income Community Business (“QALICB”). The loan to the QALICB is secured by a Leasehold Deed of Trust from which the funds for repayment of the loan will be derived. Debt service payments received by CFC 45 from the QALICB are passed through to the brokerage firm, less a servicing fee which is retained by CFC 45. The financial statements of CFC 45 are consolidated with those of the Bank and the Company.

On March 17, 2004, we issued $6.0 million of Floating Rate Junior Subordinated Debentures (the “Debentures”) in a private placement to a trust that was capitalized to purchase subordinated debt and preferred stock of multiple community banks. Interest on the Debentures is payable quarterly at a rate per annum equal to the 3‑Month LIBOR plus 2.54%. On October 16, 2014, we made payments of $900 thousand of principal on the Debentures, executed a Supplemental Indenture for the Debentures that extended the maturity of the Debentures to March 17, 2024, and modified the payment terms of the remaining $5.1 million principal amount thereof. The modified terms of the Debentures required quarterly payments of interest only through March 2019 at the original rate of 3‑Month LIBOR plus 2.54%. Starting in June 2019, the Company was required to begin to make quarterly payments of equal amounts of principal, plus interest, until the Debentures are fully amortized on March 17, 2024. In September of 2021, we redeemed the remaining amounts outstanding under the Debentures for $3.3 million.

Market Area and Competition

The Bank is a Community Development Financial Institution (“CDFI”) and a certified B Corp, offering a variety of financial services to meet the needs of the communities it serves. Our retail banking network includes full service banking offices, automated teller machines and internet banking capabilities that are available using our website at www.ciytfirstbank.com. We have three banking offices as of December 31, 2021: two in California (in Los Angeles and in the nearby City of Inglewood) and one in Washington, D.C.

Both the Washington D.C. and the Los Angeles metropolitan areas are highly competitive banking markets for making loans and attracting deposits. Although our offices are primarily located in low‑to‑moderate income communities that have historically been under‑served by other financial institutions, we face significant competition for deposits and loans in our immediate market areas, including direct competition from mortgage banking companies, commercial banks and savings and loan associations. Most of these financial institutions are significantly larger than we are and have greater financial resources, and many have a regional, statewide, or national presence.

Human Capital Management

Human Capital

We are a unified, commercial CDFI with a focused vision, mission, and strategy that equitably drives economic, social, and environmental justice for our clients and communities in which we work making them better places to be.  We believe that our most important resource is our employees and in order to fulfill future and sustainable growth, our key objectives are to attract, select, retain, and develop top talent in the marketplace that closely align their personal values with the organization’s values.  As such, our culture is defined by our Shared Values principles: “Clients and Communities First”; “We Think Big”; “We Model Excellence”; and “ONE City First”

City First’s Shared Values principles are derived from the most important beliefs and ingrained principles that guide the organization’s actions, behaviors, and culture towards our primary objectives.  Our Shared Values mean that we stand for something in how we view each other, the world, and our place of service in it. With these values centered in all that we do, we work collaboratively with mission-aligned customers looking to make an impact in under-resourced communities through affordable housing, charter schools, community health centers, nonprofits, and small to medium-sized businesses.  Our employees behave in a manner that is consistent with these beliefs.

While the Board of Directors oversees the strategic management of our human capital management, our internal Human Resources team drives the day-to-day management of our human capital operations and strategy.

Talent Acquisition and Retention

As of December 31, 2021, we employed 78 full-time and 2 part-time employees. Our employees are located in Los Angeles, CA and Washington, DC in our corporate offices, branches, and operating facilities.  Voluntary turnover was 18.5% in 2021.  None of our employees are subject to a collective bargaining agreement.

Compensation and Benefits

Our market competitive total employee compensation (salaries, bonuses and all benefits and rewards) is a critical tool enabling us to attract and retain talented people.  In addition to base compensation, these programs include commission-based incentives, corporate incentive compensation plans, restricted stock awards, a 401(k) Plan with an employer matching contribution, an employee stock ownership plan, healthcare, and insurance benefits including telehealth connection services, health savings accounts, employee assistance program, will prep services, college tuition benefit programs, and vacation/sick/family leave.

Our methodology is to provide pay levels and pay opportunities that are internally fair, cost-effective, and externally competitive to market-based salaries.  To determine competitive market compensation levels, we use market surveys and economic research to benchmark our positions utilizing salary and compensation data of companies with similar positions, asset size and geographical locations.  We annually review our salary structures and grade ranges to keep pace with changes in the marketplace. With the support of third-party experts in this field and within the banking industry, we conduct regular job evaluations to meet changing business needs or when the scope of existing positions or organizational changes occur.  Our standard pay practices ensure that we honor and adhere to pay equity analysis. Our employees are not represented by any collective bargaining group.

Diversity, Equity, and Inclusion

Our legacy and history matter at City First.  We are proud of our expanded 75-year history with the merger with Broadway Federal.  Our founders in Los Angeles and Washington, DC were local leaders who saw a need in the community for a bank that addressed the lack of access to capital for historically excluded and disinvested urban majority minority communities.

Our Merger formed one of the largest Black-led Minority Depository Institutions (MDI) in the nation in the midst of a national reawakening to the systemic racial and economic disparities persisting and growing in our society. The Merger maintains the legacy of the constituent and honors the legacy of African American-led MDI’s across the country that were founded to address the unmet financing needs of the community.  Our intent, purpose, and execution are grounded in our 75-year history of deep commitment to economic justice through the targeted provision of capital for historically excluded and disinvested urban majority minority communities.

Our ownership, responsibility, and commitment to diversity, equity, and inclusion is reflected in the composition of our workforce, executive leadership team, and board of directors.  As of December 31, 2021, more than 80% of the Company’s employees self-identified as minority, approximately 68% of our employees were women, and other diverse groups such as veterans and people with disabilities were also represented.

Workforce Training and Development

We align our talent strategy with our business strategy to provide guidance on the proper mix of skills, emerging talent and business needs or issues.  This investment to allow employees to learn, grow, and be fulfilled in their work stems from our development of providing a multi-dimensional approach to curriculum design and competency-based learning centered around culture and technical skills.  Learning and development play a critical and strategic role as we prepare our organization for the future by recognizing continuous needs to upskill or reskill in order to scale our business.

Our employees receive continuing education courses relevant to their respective roles within the organization, as well as access to on-demand learning solutions to enhance leadership capabilities, advance communications skills and techniques, college credit courses, seminars, and training deeply embedded in cultural dynamics and awareness.  To support employees who wish to continue their development and education, we provide reimbursement to employees who seek development to upskill or reskill while employed at the company.  We invest in our talent.

Regulation

General

City First and Broadway Financial Corporation are subject to comprehensive regulation and supervision by several different federal agencies.  City First is regulated by the OCC as its primary federal regulator.  The Bank’s deposits generally are insured up to a maximum of $250,000 per account; the Bank also is regulated by the FDIC as its deposit insurer. The Bank is  a member of the Federal Reserve System and is subject to certain regulations of the FRB, including, for example, regulations concerning reserves required to be maintained against deposits and regulations governing transactions with affiliates.,  Broadway Financial Corporation is regulated, examined, and supervised by the FRB and the Federal Reserve Bank of Richmond (“FRBR”) and is also required to file certain reports and otherwise comply with the rules and regulations of the Securities and Exchange Commission  under the federal securities laws.   The Bank also is subject to consumer protection regulations promulgated by the Consumer Financial Protection Bureau (“CFPB”).

The OCC regulates and examines the Bank’s business activities, including, among other things, capital standards, investment authority and permissible activities, deposit taking and borrowing authority, mergers and other business combination transactions, establishment of branch offices, and the structure and permissible activities of any subsidiaries of the Bank. . The OCC has primary enforcement responsibility over national banks and has substantial discretion to impose enforcement actions on an institution that fails to comply with applicable regulatory requirements, including capital requirements, or that engages in practices that examiners determine to be unsafe or unsound. In addition, the FDIC has “back-up” enforcement authority that enables it to recommend enforcement action to the OCC with respect to a national bank and,  if the recommended action is not taken by the OCC, to take such action under certain circumstances. In certain cases, the OCC has the authority to refer matters relating to federal fair lending laws to the U.S. Department of Justice (“DOJ”) or the U.S. Department of Housing and Urban Development (“HUD”) if the OCC determines violations of the fair lending laws may have occurred.

Changes in applicable laws or the regulations of the OCC, the FDIC, the FRB, the CFPB, or other regulatory authorities, or changes in interpretations of such regulations or in agency policies or priorities, could have a material adverse impact on the Bank and our Company, our operations, and the value of our debt and equity securities. We and our stock are also subject to rules issued by The Nasdaq Stock Market LLC (“Nasdaq”), the stock exchange on which our voting common stock is traded. Failure to conform to Nasdaq’s rules could have an adverse impact on us and the value of our equity securities.

The following paragraphs summarize certain laws and regulations that apply to the Company and the Bank. These descriptions of statutes and regulations and their possible effects do not purport to be complete descriptions of all the provisions of those statutes and regulations and their possible effects on us, nor do they purport to identify every statute and regulation that applies to us.   In addition, the statutes and regulations that apply to the Company and the Bank are subject to change, which can affect the scope and cost of their compliance obligations.

Dodd‑Frank Wall Street Reform and Consumer Protection Act

In July 2010, the Dodd‑Frank Wall Street Reform and Consumer Protection Act (the “Dodd‑Frank Act”) was signed into law. The Dodd‑Frank Act is intended to address perceived weaknesses in the U.S. financial regulatory system and prevent future economic and financial crises.

The Dodd‑Frank Act established increased compliance obligations across a number of areas in the banking business.  In particular, pursuant to the Dodd-Frank Act,  the federal banking agencies (comprising the FRB, the OCC, and the FDIC) substantially revised  their consolidated and bank-level risk‑based and leverage capital requirements applicable to insured depository institutions, depository institution holding companies and certain non‑bank financial companies. Under an existing FRB policy statement, bank holding companies with less than $3 billion in total consolidated assets are not subject to consolidated capital requirements provided they satisfy the conditions in the policy statement.  The Dodd‑Frank Act requires bank holding companies to serve as a source of financial strength for any subsidiary of the holding company that is a depository institution by providing financial assistance in the event of the financial distress of the depository institution.

The Dodd‑Frank Act also established the CFPB. The CFPB has broad rule‑making authority for a wide range of consumer protection laws that apply to banks and savings institutions of all sizes, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. At times during the past several years, the CFPB has been active in bringing enforcement actions against banks and nonbank financial institutions to enforce federal consumer financial laws and has developed a number of new enforcement theories and applications of these laws. The CFPB’s supervisory authority does not generally extend to insured depository institutions, such as the Bank, that have  less than $10 billion in assets. The federal banking agencies, however, have authority to examine for compliance, and bring enforcement action for non-compliance, with respect to the CFPB’s regulations. State attorneys general and state banking agencies and other state financial regulators also may have authority to enforce applicable consumer laws with respect to institutions over which they have jurisdiction.

Capital Requirements

The Bank’s capital requirements are administered by the OCC and involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated in accordance with regulations promulgated by the OCC jointly with the FRB and the FDIC. Capital amounts and classifications are also subject to qualitative judgments by the OCC.  Failure to meet capital requirements can result in  supervisory or, potentially, enforcement action.

To implement  the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have developed a “Community Bank Leverage Ratio” (“CBLR”) (the ratio of a bank’s tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies have set the Community Bank Leverage Ratio at 9%. The CARES Act temporarily lowered this ratio to 8% beginning in the three months ended September 30, 2020. The ratio then rose to 8.5% for 2021 and reestablished at 9% on January 1, 2022.

City First elected to adopt the CBLR option on April 1, 2020 as reflected in its September 30, 2020  Call Report. Its CBLR as of December 31, 2021 is shown in the table below. The Company’s former subsidiary, Broadway Federal Bank, did not elect to adopt the CBLR and reported the December 31, 2020 capital ratios as shown in the table below.

	Actual		Minimum Capital Requirements			Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2021:
Community Bank Leverage Ratio (1)	$98,590	9.32%	$			$89,871	8.50%
December 31, 2020:
Tier 1 (Leverage)	$46,565	9.54%		$19,530	4.00%	$24,413	5.00%
Common Equity Tier 1	$46,565	18.95%		$11,059	4.50%	$15,975	6.50%
Tier 1	$46,565	18.95%		$14,746	6.00%	$19,661	8.00%
Total Capital	$49,802	20.20%		$19,661	8.00%	$24,577	10.00%

(1)
At the Merger on April 1, 2021, the Company’s former subsidiary, Broadway Federal Bank, was merged into City First Bank, with City First Bank. as the surviving entity, which had elected to adopt Community Bank Leverage Ratio option on April 1, 2020 as reflected in its September 30, 2020 Call Report.

At December 31, 2021, the Company and the Bank met all the capital adequacy requirements to which they were subject. In addition, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred that would materially adversely change the Bank’s capital classifications. From time to time, we may need to raise additional capital to support the Bank’s further growth and to maintain the “well capitalized” status.

Deposit Insurance

The FDIC is an independent federal agency that insures deposits of federally insured banks, including national banks, up to prescribed statutory limits for each depositor. Pursuant to the Dodd‑Frank Act, the maximum deposit insurance amount has been permanently increased to $250,000 per depositor, per ownership category.

The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to the FDIC’s Deposit Insurance Fund (“DIF”). The Bank’s DIF assessment is calculated by multiplying its assessment rate by the assessment base, which is defined as the average consolidated total assets less the average tangible equity of the Bank. The initial base assessment rate is based on an institution’s capital level, and capital adequacy, asset quality, management, earnings, liquidity, and sensitivity (“CAMELS”) ratings, certain financial measures to assess an institution’s ability to withstand asset related stress and funding related stress, and in some cases, additional discretionary adjustments by the FDIC to reflect additional risk factors.

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

Consistent with the requirements of the Dodd‑Frank Act, the FDIC adopted its most recent DIF restoration plan in September 2020; that plan is designed to enable the FDIC to achieve the statutorily required reserve ratio of 1.35% by September 30, 2028.   The FDIC Board has set the designated reserve ratio for each of the years 2021 and 2022 at 2%.  The statute provides that in setting the amount of assessments necessary to meet the designated reserve ratio requirement, the FDIC is required to offset the effect of this provision on insured depository institutions with total consolidated assets of less than $10 billion, so that more of the cost of raising the reserve ratio will be borne by institutions with more than $10 billion in assets. Accordingly, the FDIC has provided assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contribute to growth in the reserve ratio between 1.15% and 1.35%. The FDIC has applied the credits each quarter that the reserve ratio was at least 1.38% to offset the regular deposit insurance assessments of institutions with credits.  The Bank did not receive any assessment credits during 2021. During 2020, the Bank received two assessment credits totaling $49 thousand.

Although it rarely does so, the FDIC has the authority to terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors.

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

In October 2018, the OCC provided Broadway Federal with a letter of “no supervisory objection” permitting it to increase the non‑multifamily commercial real estate loan concentration limit to 100% of Tier 1 Capital plus ALLL, including a sublimit of 50% for land/construction loans, which brought the total CRE loan concentration limit to 600% of Tier 1 Capital plus ALLL.

Loans to One Borrower

The Bank is in compliance with the statutory and regulatory limits applicable to loans to any one borrower.  As of December 31, 2021, the lending limit for City First is $15.3 million.   At December 31, 2021, our largest loan to a single borrower was $9.7 million; that loan was performing in accordance with its terms and was otherwise in compliance with regulatory requirements.

Community Reinvestment Act and Fair Lending

The Community Reinvestment Act, as implemented by OCC regulations (“CRA”), requires each national bank to make efforts to meet the credit needs of the communities it serves, including low‑ and moderate‑income neighborhoods. The CRA requires the OCC to assess an institution’s performance in meeting the credit needs of its communities as part of its examination of the institution, and to take such assessments into consideration in reviewing applications for mergers, acquisitions, and other transactions. An unsatisfactory CRA rating may be the basis for denying an application. Community groups have successfully protested applications on CRA grounds. In connection with the assessment of a savings institution’s CRA performance, the OCC assigns ratings of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” Both City First’s and Broadway Federal’s CRA performance was rated by OCC as “outstanding” in their most recent CRA examinations; both examinations were completed in 2019.

The Bank is also subject to federal fair lending laws, including the Equal Credit Opportunity Act (“ECOA”) and the Federal Housing Act (“FHA”), which prohibit discrimination in credit and residential real estate transactions on prohibited bases, including race, color, national origin, gender, and religion, among others. A lender may be liable under one or both acts in the event of overt discrimination, disparate treatment, or a disparate impact on a prohibited basis. The compliance of national banks of the Bank’s size with these acts is primarily supervised and enforced by the OCC. If the OCC determines that a lender has engaged in a pattern or practice of discrimination in violation of ECOA, the OCC refers the matter to the DOJ. Similarly, HUD is notified of violations of the FHA.

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

Privacy Protection

City First is subject to OCC regulations implementing the privacy protection provisions of federal law. These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares “nonpublic personal information,” to customers at the time of establishing the customer relationship and annually thereafter. The regulations also require City First to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, to the extent its sharing of such information is not covered by an exception, the Bank is required to provide its customers with the ability to “opt‑out” of having City First share their nonpublic personal information with unaffiliated third parties.

City First is also subject to regulatory guidelines establishing standards for safeguarding customer information. The guidelines describe the agencies’ expectations for the creation, implementation, and maintenance of an information security program, which would include administrative, technical, and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

Cybersecurity

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ an in‑depth, layered, defensive approach that leverages people, processes, and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected persistent threats. Notwithstanding the strength of our defensive measures, the threat from cybersecurity attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date we have not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third‑party service providers are under constant threat and it is possible that we could experience a significant event in the future.

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

Bank Holding Company Regulation

As a bank holding company, we are subject to the supervision, regulation, and examination of the FRB and the FRBR. In addition, the FRB has enforcement authority over the Company.  Applicable statutes and regulations administered by the FRB place certain restrictions on our activities and investments. Among other things, we are generally prohibited, either directly or indirectly, from acquiring more than 5% of the voting shares of any depository or depository holding company that is not a subsidiary of the Company.

The Change in Bank Control Act prohibits a person, acting directly or indirectly or in concert with one or more persons, from acquiring control of a bank holding company unless the FRB has been given 60 days prior written notice of such proposed acquisition and within that time period the FRB has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days the period during which a disapproval may be issued. The term “control” is defined for this purpose to include ownership or control of, or holding with power to vote, 25% or more of any class of a bank holding company’s voting securities. Under a rebuttable presumption contained in the regulations of the FRB, ownership or control of, or holding with power to vote, 10% or more of any class of voting securities of a bank company will be deemed control for purposes of the Change in Bank Control Act if the institution (i) has registered securities under Section 12 of the Exchange Act, or (ii) no person will own, control, or have the power to vote a greater percentage of that class of voting securities immediately after the transaction. In addition, any company acting directly or indirectly or in concert with one or more persons or through one or more subsidiaries would be required to obtain the approval of the FRB under the Bank Holding Company Act of 1956, as amended, before acquiring control of a bank holding company. For this purpose, a company is deemed to have control of a bank holding company if the company (i) owns, controls, holds with power to vote, or holds proxies representing, 25% or more of any class of voting shares of the holding company, (ii) contributes more than 25% of the holding company’s capital, (iii) controls in any manner the election of a majority of the holding company’s directors, or (iv) directly or indirectly exercises a controlling influence over the management or policies of the national bank or other company. The FRB may also determine, based on the relevant facts and circumstances, that a company has otherwise acquired control of a bank holding company.

Restrictions on Dividends and Other Capital Distributions

In general, the prompt corrective action regulations prohibit a national bank from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person, such as its parent holding company, if, following the distribution or payment, the institution would be within any of the three undercapitalized categories set out in the regulations. In addition to the prompt corrective action restriction on paying dividends, OCC regulations limit certain “capital distributions” by national banks. Capital distributions are defined to include, among other things, dividends and payments for stock repurchases and payments of cash to stockholders in mergers.

Under the OCC capital distribution regulations, a national bank that is a subsidiary of a bank holding company must notify the OCC at least 30 days prior to the declaration of any capital distribution by its national bank subsidiary. The 30‑day period provides the OCC an opportunity to object to the proposed dividend if it believes that the dividend would not be advisable.

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

See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for a further description of dividend and other capital distribution limitations to which the Company and the Bank are subject.

Tax Matters

Federal Income Taxes

We report our income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations. See Note 17 of the Notes to Consolidated Financial Statements for a further description of tax matters applicable to our business.

California Taxes

As a bank holding company filing California franchise tax returns on a combined basis with its subsidiaries, the Company is subject to California franchise tax at the rate applicable to “financial corporations.” The applicable statutory tax rate is 10.84%.

ITEM 1A.	RISK FACTORS

We are exposed to a variety of risks, some of which are inherent to the financial services industry and others of which are more specific to our businesses. The discussion below addresses material factors, of which we are currently aware, that could have a material and adverse effect on our businesses, results of operations, and financial condition. These risk factors and other forward-looking statements that relate to future events, expectations, trends and operating periods involve certain factors that are subject to change, and important risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties should not be considered a complete discussion of all the risks and uncertainties that we might face. Although the risks are organized by headings and each risk is discussed separately, many are interrelated.

Risks Relating to Our Business
We may not be successful in retaining key employees.
Our success will depend in part on its ability to retain the talents and dedication of key employees. If key employees terminate their employment, our business activities may be adversely affected and management’s attention may be diverted from successfully integrating operating our business to hiring suitable replacements, which may cause our business to suffer. In addition, we may not be able to locate or retain suitable replacements for any key employees who leave the Company.

The COVID-19 pandemic has impacted the economy and our businesses. The extent and severity of the impact on our business and financial results will depend on future developments, which are highly uncertain and cannot be predicted.
Since early March 2020, the spread of the COVID-19 novel coronavirus has resulted in a pandemic (the “COVID-19 pandemic”), which has impacted virtually every aspect of society. The COVID-19 pandemic negatively impacted the global economy, disrupted global supply chains, and created significant volatility and disruption in financial markets.  In response, the Federal Reserve sharply reduced interest rates and instituted quantitative easing measures, as well as domestic and global capital market support programs; however, to help curtail rising inflation, the Federal Reserve recently began increasing interest rates and is also expected to reduce quantitative easing measures.  The duration of the COVID-19 pandemic and its effects still cannot be determined with a reasonable level of certainty.

Federal, state and local governments have enacted various restrictions in an attempt to limit the spread of COVID-19. Such measures have disrupted economic activity and contributed to job losses and reductions in consumer business and spending. The institution of physical distancing, and shelter-in-place requirements resulted in temporary closures of many businesses. Even as state and local governments begin to re-open businesses and relax restrictions, these changes have had, and may continue to have, a significant and lasting adverse effect on the markets in which the Company conducts its businesses. As a result, the demand for the Company’s products and services have been and may continue to be significantly affected, although in different ways and to different degrees. The COVID-19 pandemic could prompt credit losses in the Bank’s loan portfolio and increase the required levels of allowances for credit losses, particularly if businesses remain closed or close again in another wave of the COVID-19 pandemic and if more customers draw on lines of credit or seek additional loans to help finance their businesses. In addition, the impacts of prior federal stimulus measures and other federal and state measures, specifically with respect to loan forbearances, may also have an impact on the Company’s performance. The operations of the Bank may also be disrupted if significant portions of its workforce are unable to work effectively, due to illness, quarantines, government actions, or other restrictions in connection with the COVID-19 pandemic. Although the branch offices of the bank are currently open, many employees are now working remotely, and it is anticipated that staffing levels will remain lower than pre-pandemic levels for some time. Although the ultimate impact of the COVID-19 pandemic over the longer term is uncertain and we do not yet know the full extent of the impacts on our business, operations or the global economy as a whole, nor the pace of recovery when the COVID-19 pandemic subsides, the decline in economic conditions generally and a prolonged negative impact on small to medium sized businesses, in particular, due to COVID-19 may have a lasting adverse effect on our financial condition, results of operations, assets or business.

The economic environment could pose significant challenges for the Company and could adversely affect our financial condition and results of operations.
The threat of near-term inflation poses risk to the economy overall and could indirectly pose challenges to our clients and to our business. Elevated inflation can impact our business customers through loss of purchasing power for their customers, leading to lower sales. Rising inflation can also increase input and inventory costs for our customers, forcing them to raise their prices or lower their profitability. Supply chain disruption, also leading to inflation, can delay our customers’ shipping ability, or timing on receiving inputs for their production or inventory. Inflation can lead to higher wages for our commercial customers, increasing costs. All of these inflationary risks for our commercial customer base can be financially detrimental, leading to increased likelihood that the customer may default on a loan. In addition, sustained inflationary pressure has led the Federal Reserve to begin raising interest rates in 2022, which increases our interest rate risk. To the extent such conditions exist or worsen, we could experience adverse effects on our business, financial condition, and results of operations.

Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including hostilities between Russia and Ukraine, terrorism, or other geopolitical events.

The Company is a holding company and depends primarily on dividends from the bank for operating funds.
Substantially all of the activities of the Company are conducted through the Bank. The principal source of funds with which the Company will service its debt, pay operating expenses and pay preferred stock dividends will be the Bank, which will be subject to restrictions as to the amounts of dividends it may pay based on normal regulatory guidelines. In addition, it is possible that regulatory restrictions may be imposed in the event of sustained adverse operating results or substantial declines in regulatory capital that could cause the Bank to be unable to pay dividends in the future.

We may not be successful in seeking future awards under the United States Department of the Treasury CDFI Fund’s New Markets Tax Credit (“NMTC”) program or such program may not receive Congressional support in the future.
We may not be able to obtain new NMTC awards due to unsuccessful applications, inability to meet program requirements, or failure of Congress to further extend the program. Federal government agencies periodically determine NMTC award recipients through a nationwide application process that is highly competitive. Although we have received prior NMTC awards, we may not be successful in future NMTC applications, or may not meet the qualifications to apply for NMTC awards, and may not be able to successfully expand our current NMTC lending program into the Southern California market. The NMTC program relies on Congressional extension of the program; in 2020, the program was extended through 2025. If the NMTC program requirements change so we are unable to qualify, or the program does not receive Congressional support after 2025, we will no longer be able to continue our participation in the NMTC program. Failure to obtain new NMTC awards may have an adverse effect on our financial condition, results of operations, assets or business.

If we were to lose our status as a CDFI, our ability to obtain grants and awards as a CDFI similar to those received in the past may be lost.
The Bank and the Company are certified as CDFIs by the United States Department of the Treasury. CDFI status increases a financial institution’s potential for receiving grants and awards that, in turn, enable the financial institution to increase the level of community development financial services that it provides to communities. Broadway Federal Bank received over $3 million in Bank Enterprise Awards from the CDFI Fund over the last ten years. We reinvest the proceeds from CDFI-related grants and awards back into the communities we serve. While we believe we will be able to meet the certification criteria required to continue our CDFI status, there is no certainty that we will be able to do so. If we do not meet one or more of the criteria, the CDFI Fund, in its sole discretion, may provide an opportunity for us to cure deficiencies prior to issuing a notice of termination of certification. A loss of CDFI status, and the resulting inability to obtain certain grants and awards received in the past, could have an adverse effect on our financial condition, results of operations or business.

Our future success will depend on our ability to compete effectively in the highly competitive financial services industry in the greater Washington D.C. and Los Angeles metropolitan areas.
We face strong competition in the Washington, D.C. metropolitan area and the Southern California Market. We compete with many different types of financial institutions, including commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, insurance companies, and money market funds, as well as other local and community, super-regional, national, and international financial institutions that operate offices in our primary market areas and elsewhere. Our future growth and success will depend on our ability to compete effectively in this highly competitive financial services environment. Many of our competitors in the greater Washington, D.C. and Los Angeles metropolitan areas are well-established, larger financial institutions that have greater name recognition and market presence that benefit them in attracting business. Failure to compete effectively and to attract new or to retain existing clients may have an adverse effect on our financial condition, results of operations, assets, or business.

A downturn in the real estate market could seriously impair our loan portfolio and operating results.
Most of our loan portfolio consists of loans secured by various types of real estate located in Southern California and in Washington, D.C., and surrounding areas. If economic factors cause real estate values in the markets we serve to decline, higher vacancies to occur, or the deterioration of other factors, including as a result of the COVID-19 pandemic, then the financial condition of the Bank’s borrowers could be harmed, and the collateral for loans will provide less security. In addition, a decline in real estate values in the regions served could result in the Bank experiencing increases in loan delinquencies and defaults, which result in increases in the amounts of nonperforming assets and which would likely cause the Bank to suffer losses.

Our allowance for loan losses may not be adequate to cover actual loan losses.
The Bank seeks to limit the risk that borrowers will fail to repay loans by carefully underwriting the loans made. Losses nevertheless may occur. The Bank has established allowances for estimated loan losses in its accounting records through loss provisions which are recorded as expenses that reduce income. The Bank has based decisions on the amount of these loss provisions and allowances that are prudent from time to time on estimates of the following factors, among others:

•	historical experience with its loans;

•	evaluation of current economic conditions;

•	reviews of the quality, mix and size of the overall loan portfolio;

•	reviews of loan delinquencies, including trends in such delinquencies; and

•	the quality of the collateral underlying loans, based in part on independent appraisals by third parties.

If the Bank’s actual loan losses exceed the amount that has been allocated for estimated probable losses, our net income and financial condition could be materially and adversely affected. Evaluation of many of the factors that are relevant to the determination of the appropriate levels of loss provisions and allowances is an inherently subjective process, and our conclusions are subject to review by our regulators in the course of regular periodic and special examinations of the Bank. The regulatory examiners may make different judgments on such matters based on the information available to them at the times of their examinations and may require that we increase the amounts of loss provisions and allowances.

In addition, in June 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that will replace the current approach under GAAP for establishing the allowance for loan losses, which generally considers only past events and current conditions. This new standard, referred to as Current Expected Credit Loss (“CECL”), requires financial institutions to project a loan’s lifetime losses at origination, as opposed to the current framework which allows adjustments to the provision for loan and lease losses when losses are assessed as probable in an existing loan. On November 15, 2019, FASB issued a new accounting standard, which delayed the effective date of CECL for small banking institutions to interim periods and fiscal years beginning after December 15, 2022. At this time, we do not know and cannot reasonably quantify the impact on us or the Bank of the adoption of CECL. The new standard is expected, however, to result generally in increases to loan loss allowance levels and will require the application of the revised methodology to existing financial assets through a one-time adjustment to retained earnings upon initial effectiveness. On February 14, 2019, the FDIC, Federal Reserve Board and OCC issued a final rule providing an optional CECL Transition Provision, which allows a banking organization that experiences a reduction in retained earnings as of the CECL adoption date to elect to phase in the regulatory capital impact over a three-year period. A failure to effectively measure the effect of CECL may result in significant overstatement or understatement of our allowance for loan losses, and in the event of an understatement, may necessitate that we significantly increase our allowance for loan and lease losses, which could adversely affect our net income.

Changes in interest rates affect profitability.
Changes in prevailing interest rates may adversely affect our business. We derive income mainly from the difference or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the wider the spread, the more we will earn. When market rates of interest change, the interest the Bank receives on assets and the interest paid on liabilities will fluctuate. In addition, the timing and rate of change in the interest that the Bank earns on assets do not necessarily match the timing and rate of change in the interest that it must pay on deposits and other interest-bearing liabilities, even though most of the loans have variable interest rates. This can cause increases or decreases in the spread and can greatly affect income. In addition, interest rate fluctuations can affect how much money the Bank may be able to lend and its ability to attract and retain customer deposits, which are an important source of funds for making and holding loans.

Changes in governmental regulation may impair operations or restrict growth.
We are subject to substantial governmental supervision and regulation, which are intended primarily for the protection of depositors rather than our stockholders. Statutes and regulations affecting our business may be changed at any time, and the interpretation of existing statutes and regulations by examining authorities may also change. Within the last several years Congress and the federal bank regulatory authorities have made significant changes to these statutes and regulations. There can be no assurance that such changes to the statutes and regulations or in their interpretation will not adversely affect our business. We will also be subject to changes in other federal and state laws, including changes in tax laws, which could materially affect the banking industry. If we fail to comply with federal bank regulations, our regulators may limit our activities or growth, assess civil money penalties against us or place the Bank into conservatorship or receivership. Bank regulations can hinder our ability to compete with financial services companies that are not regulated or are less regulated.

Negative public opinion regarding us or the failure to maintain our reputation in the communities we serve could adversely affect our business and prevent us from growing our business.
Our reputation within the communities we serve is critical to our success. We believe we have built strong personal and professional relationships with our customers and are an active member of the communities we serve. If our reputation is negatively affected, including as a result of actions of our employees or otherwise, we may be less successful in attracting new customers or talent or may lose existing customers, and our business, financial condition and earnings could be adversely affected.

Systems failures, interruptions and cybersecurity breaches in our information technology and telecommunications systems and of third-party service providers could have a material adverse effect on us.
Our business is dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and the systems of its third-party service providers. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity, or such third-party systems fail or experience interruptions. If significant, sustained, or repeated, a system failure or service denial could compromise our ability to operate effectively, damage our reputation, result in a loss of customer business, and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our information technology systems and of our third-party service providers may be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. We likely will expend additional resources to protect against the threat of such security breaches and computer viruses, or to alleviate problems caused by such security breaches or viruses. Security breaches and viruses potentially exposing sensitive data, including our proprietary business information and that of our customers, suppliers and business partners, as well as personally identifiable information about our customers and employees, could expose us to claims, regulatory scrutiny, litigation costs and other possible liabilities and reputational harm.

The financial services industry is undergoing rapid technological change, and we may not have the resources to effectively implement new technology or may experience operational challenges when implementing new technology.
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to reduce costs while increasing customer service and convenience. Our future success will depend, at least in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as create additional efficiencies in our operations as we continue to grow and expand our products and service offerings. We may experience operational challenges as we implement these new technology enhancements or products, which could result in us not fully realizing the anticipated benefits from such new technology or incurring significant costs to remedy any such challenges in a timely manner.
Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products compared to those that we are able to provide, which may put us at a competitive disadvantage. Accordingly, we may lose customers seeking new technology-driven products and services to the extent we are unable to provide such products and services.

The markets in which we operate are susceptible to natural disasters, including earthquakes, fires, flooding, and other catastrophic events, any of which could result in a disruption of our operations and increases in loan losses.
A significant portion of our business is generated from markets that have been, and will continue to be, susceptible to damage by earthquakes, fires, major seasonal flooding, and other natural disasters and catastrophic events. In addition, natural disasters and other adverse external events can disrupt our operations, cause widespread property damage, and severely depress the local economies in which we operate. The value of real estate or other collateral that secures our loans could be materially and adversely affected by a disaster, resulting in decreased revenue and loan losses that could have a material adverse effect on our business, financial condition or results of operations. If the economies in our primary markets experience an overall decline as a result of a natural disaster, adverse weather, or other catastrophic event, demand for loans and our other products and services could be reduced. In addition, the rates of delinquencies, foreclosures, bankruptcies, and loan losses may increase substantially, as uninsured property losses or sustained job interruption or loss may materially impair the ability of borrowers to repay their loans.

Risks Relating to the Company Being a Public Benefit Corporation
We cannot provide any assurance that we will achieve our public benefit purposes.
As a public benefit corporation, we are required to seek to produce a public benefit or benefits and to operate in a responsible and sustainable manner, balancing our stockholders’ pecuniary interests, the best interests of those materially affected by our conduct, and the public benefit or benefits identified by our certificate of incorporation. There is no assurance that we will achieve our public benefit purposes or that the expected positive impact from being a public benefit corporation will be realized, which could have a material adverse effect on our reputation, which in turn may have a material adverse effect on our financial condition, results of operations, assets, or business. As a public benefit corporation, we are required to report publicly at least biennially on the overall public benefit performance and on the assessment of our success in achieving our specific public benefit purpose. If we are not timely in providing this report or are unable to provide this report, or if the report is not viewed favorably by parties doing business with us or who are regulators or others reviewing its credentials, our reputation and status as a public benefit corporation may be harmed.

As a Delaware public benefit corporation, our focus on specific public benefit purposes and producing a positive effect for society may negatively impact our financial performance.
Unlike traditional corporations, which have a fiduciary duty to focus primarily on maximizing stockholder value, directors of the Company (as a public benefit corporation) have a fiduciary duty to consider not only our stockholders’ interests, but also the Company’s specific public benefit purposes and the interests of other stakeholder constituencies and to balance those interests in making business decisions. As a result, we may take actions that we believe to be in the best interests of those stakeholders materially affected by our specific benefit purposes, even if those actions do not further our stockholder’s pecuniary interests. While we intend our status a public benefit corporation to provide an overall net benefit to the Company, our customers, employees, community, and stockholders, it could instead cause us to make decisions and take actions that may not maximize the income generated from our business. Our pursuit of longer-term or non-pecuniary benefits may not materialize within the timeframe we expect or at all. Accordingly, being a public benefit corporation and complying with the related obligations may have an adverse effect on our financial condition, results of operations, assets or business.

Furthermore, as a public benefit corporation, we may be less attractive as a takeover target than a traditional company would be and, therefore, our stockholders’ ability to realize their investment through an acquisition may be reduced. Public benefit corporations may also not be attractive targets for activists or hedge fund investors because directors would be required to balance our stockholders’ pecuniary interests, the best interests of those materially affected by our conduct, and the public benefit or benefits identified by the Company’s certificate of incorporation, and stockholders committed to the public benefit can bring a suit to enforce this balancing requirement. Further, because the board of directors of a public benefit corporation considers additional constituencies rather than just maximizing stockholder value, Delaware public benefit corporation law could make it easier for a board to reject a hostile bid, even if the takeover would provide the greatest short-term financial gain to stockholders.

As a Delaware public benefit corporation, the Company’s directors have a fiduciary duty to consider not only our stockholders’ interests, but also the specific public benefit purposes we have committed to promote and the interests of other stakeholder constituencies. If a conflict between such interests arises, there is no guarantee such conflict would be resolved in favor of the interests of our stockholders.
While directors of traditional corporations are required to make decisions they believe to be in the best interests of their stockholders, directors of a public benefit corporation have a fiduciary duty to consider not only the stockholders’ interests, but also the company’s specific public benefit purposes and the interests of other stakeholder constituencies. Under Delaware law, directors are shielded from liability for breach of their fiduciary duties if they make informed and disinterested decisions that serve a rational purpose. Unlike traditional corporations which must focus exclusively on stockholder value, as a public benefit corporation, our directors are not merely permitted, but obligated, to consider, in addition to the interests of stockholders, the Company’s specific public benefit purposes and the interests of other stakeholder constituencies in making business decisions. In the event of a conflict between the interests of our stockholders and the specific public benefit purposes we have committed to promote and the interests of other stakeholder constituencies, our directors are obligated to balance those interests, and are deemed to have satisfied their fiduciary duties as long as their decisions are informed and disinterested and are not decisions that no person of ordinary, sound judgment would approve. As a result, there is no certainty that a conflict would be resolved in favor of our stockholders, which could have a material adverse effect on our financial condition, results of operations, assets or business.

As a Delaware public benefit corporation, we may be subject to increased derivative litigation concerning our duty to balance stockholder and public benefit interests, the occurrence of which may have an adverse impact on its financial condition and results of operations.
Stockholders of a Delaware public benefit corporation (if they, individually or collectively, own at least two percent of the company’s outstanding shares or, in the case of a corporation with shares listed on a national securities exchange, the lesser of such percentage or shares with a market value of at least $2 million as of the date the action is filed) are entitled to file a lawsuit (individual, derivative, or any other type of action) claiming the directors failed to balance stockholder and public benefit interests. This potential claim does not exist for traditional corporations. Therefore, we may be subject to the possibility of increased derivative litigation, which would require the attention of our management, and, as a result, may adversely impact management’s ability to effectively execute our strategy. Additionally, such derivative litigation may be costly, which may have an adverse impact on our financial condition, results of operations, assets, or business.

General Risk Factors
The market price of our common stock is volatile. Stockholders may not be able to resell shares of our common stock at times or at prices they find attractive.
The trading price of our common stock has historically and may in the future fluctuate significantly as a result of a number of factors, including the following:

•	actual or anticipated changes in our operating results and financial condition;

•	actions by our stockholders, including sales of common stock by substantial stockholders and/or directors and executive officers, or perceptions that such actions may occur;

•	the limited number of shares of our common stock that are held by the general public, commonly called the “public float,” and our small market capitalization;

•	failure to meet stockholder or market expectations regarding loan and deposit volume, revenue, asset quality or earnings;

•	speculation in the press or the investment community relating to the Company or the financial services industry generally;

•	fluctuations in the stock price and operating results of our competitors;

•	proposed or adopted regulatory changes or developments;

•	investigations, proceedings, or litigation that involve or affect us;

•	the performance of the national, California and Washington, D.C. economies and the real estate markets in Southern California and Washington, D.C.;

•	general market conditions and, in particular, developments related to market conditions for the financial services industry;

•	additions or departures of key personnel;

•	changes in financial estimates or publication of research reports and recommendations by financial analysts with respect to our common stock or those of other financial institutions; and

•
actions taken by bank regulatory authorities, including required additions to our loan loss reserves or the issuance of cease and desist orders, based on adverse evaluations of our loans and other assets, operating results, or management practices and procedures or other aspects of our business.

We have not paid cash dividends on our common stock since 2010 and we may not pay any cash dividends on our common stock for the foreseeable future.
We have not declared or paid cash dividends on our common stock since June 2010, initially due, in part, to regulatory restrictions and the operating losses we have previously experienced. We have not determined to pay cash dividends on our common stock at any time in the near future.

Stock sales by us or other dilution of our equity may adversely affect the market price of our common stock.
The issuance of additional shares of our common stock, or securities that are convertible into our common stock, may be determined to be necessary or advisable at times when our stock price is below book value, which could be substantially dilutive to existing holders of our common stock. The market value of our common stock could also decline as a result of sales by us of a large number of shares of our common stock or any future class or series of stock or the perception that such sales could occur.

Anti-takeover provisions of our certificate of incorporation and bylaws, federal and state law and our stockholder rights plan may limit the ability of another party to acquire the Company, which could depress our stock price.
Various provisions of our certificate of incorporation and bylaws and certain other actions that we have taken could delay or prevent a third-party from acquiring control of the Company even if such a transaction might be considered beneficial by our stockholders. These include, among others, our classified board of directors, the fact that directors may only be removed for cause, advance notice requirements for stockholder nominations of director candidates or presenting proposals at our annual stockholder meetings, super-majority stockholder voting requirements for amendments to our certificate of incorporation and bylaws, and for certain business combination transactions, and the authorization to issue “blank check” preferred stock by action of our board of directors, without obtaining stockholder approval. In addition, we approved a stockholder rights plan in September 2019, the purpose of which was to protect our stockholders against the possibility of attempts to acquire control of or influence over the Company through open market or privately negotiated purchases of our common stock without payment of a fair price to all of our stockholders or through other tactics that do not provide fair treatment to all stockholders. These provisions and the stockholder rights plan could be used by our board of directors to prevent a merger or acquisition that would be attractive to stockholders and could limit the price investors would be willing to pay in the future for our common stock.

Our common stock is not insured and stockholders could lose the value of their entire investment.
An investment in shares of our common stock is not a deposit and is not insured against loss or guaranteed by the Federal Deposit Insurance Corporation (the “FDIC”) or any other government agency or authority.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We conduct our business through two administrative offices, one in Washington, DC and one in Los Angeles, California.  We have three branch offices, one in Washington, DC, one in Los Angeles California, and one in Inglewood, California. Our loan service operation is also conducted from our Inglewood, California branch. There are no mortgages, material liens or encumbrances against any of our owned properties. We believe that all the properties are adequately covered by insurance, and that our facilities are adequate to meet our present needs.

As of December 31, 2021, the net book value of our investment in premises, equipment and fixtures, excluding computer equipment, was $10.2 million. Total occupancy expense, inclusive of rental payments and furniture and equipment expense, for the year ended December 31, 2021 was $1.8 million. Total annual rental expense (exclusive of operating charges and real property taxes) was approximately $478 thousand during 2021, primarily due to our former administrative offices at 5055 Wilshire Boulevard, Suite 500, Los Angeles, CA 90036.

Location	Leased or Owned	Original Date Leased or Acquired	Date of Lease Expiration
City First Bank Corporate Headquarters/Branch Office: 1432 U Street, NW Washington, D.C. 20009	Owned	2003	-
Employee Parking Lot: 14 T Street, NW, Washington, D.C. 20009	Owned	2018	-
Administrative/Loan Origination Center: 4601 Wilshire Blvd, Suite 150 Los Angeles, CA 90010	Leased	2021	Oct. 2026
170 N. Market Street Inglewood, CA (Branch Office/Loan Service Center)	Owned	1996	‑
4001 South Figueroa Street Los Angeles, CA	Owned	1996	‑

ITEM 3.	LEGAL PROCEEDINGS

On October 5, 2021, purported Company stockholder Sally Nahra filed a complaint against the Company and the members of the pre-Merger board of directors for Broadway in the Superior Court of the State of California in and for the County of Los Angeles.  In Nahra v. Bradshaw, No. 21STCV36502, Plaintiff Nahra brings claims of breach of fiduciary duty of candor on behalf of herself and other similarly situated individuals. Plaintiff Nahra alleges that the proxy statement filed with the U.S. Securities and Exchange Commission on February 9, 2021, failed to disclose the personal conflicts of the directors and omitted key financial metrics, and as a result, her shares were diluted and she was deprived of an opportunity to obtain a premium on her investment through potential alternative transactions.  Among other remedies, she seeks compensatory and rescissory damages.  The Company believes that these claims are without merit and is defending against them vigorously. The Company and the individual defendants have filed a demurrer requesting that the Court dismiss the complaint in its entirety. On March 29, 2022 the court held a hearing on defendant’s demurrer and entered an order sustaining the demurrer and dismissing all of plaintiff’s claims with leave to amend. As a result, plaintiff has been directed to file an amended complaint, if any, by April 29, 2022.

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

2021	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$3.30	$3.45	$4.02	$3.36
Low	$1.92	$1.79	$2.70	$2.37

2020	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
High	$1.59	$3.31	$3.32	$1.94
Low	$1.14	$1.14	$1.44	$1.61

The closing sale price for our common stock on the Nasdaq Capital Market on March 25, 2022 was $1.63 per share. As of March 25, 2022, we had 11,370 stockholders of record and 45,788,946 shares of Class A voting common stock outstanding. At that date, we also had 11,404,618 shares of Class B non‑voting common stock outstanding and 15,768,172 shares of Class C non-voting stock outstanding. Our non‑voting common stock is not listed for trading on the Nasdaq Capital Market, but is convertible into our voting common stock in connection with certain sale or other transfer transactions.

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

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued under equity compensation plans as of December 31, 2021.

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2008 Long Term Incentive Plan	450,000	$1.62	‑
2018 Long Term Incentive Plan	‑	‑	-
Equity compensation plans not approved by security holders:
None	‑	‑	‑
Total	450,000	$1.62	-

In February 2021 and 2020, the Company awarded 20,736 and 30,930 shares of common stock, respectively, to its directors under the 2018 LTIP, which are fully vested.  The Company recorded $45 thousand of compensation expense in each of the years ended December 31, 2021 and December 31, 2020, based on the fair value of the stock, which was determined using the average of the high and the low price of the stock on the date of the award.

In July of 2021, the Company awarded 64,516 shares of common stock to its Chief Executive Officer, which are fully vested. The company recorded $200 thousand of compensation expense for the year ended December 31, 2021 based on the fair value of the stock, which was determined using the average of the high and the low price of the stock on the date of the award.

In February 2020, the Company awarded 140,218 shares of restricted stock to its officers and employees under the 2018 LTIP.  Each restricted stock award was valued based on the fair value of the stock, which was determined using the average of the high and the low price of the stock on the date of the award.  These awarded shares of restricted stock became fully vested on April 1, 2021, the date of the Merger and all unrecognized compensation expense was recognized at that time. During 2021, and 2020, the Company recorded $153 thousand and $340 thousand of stock based compensation expense related to shares awarded to employees.  As all restricted stock awarded to employees were fully vested as of December 31, 2021, there was no remaining unrecognized compensation cost related to non-vested restricted stock awards as of December 31, 2021.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and other factors that have affected our reported results of operations and financial condition or may affect our future results or financial condition. The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10 K.

Acquisition of CFBanc Corporation

On April 1, 2021, the Company completed its Merger with CFBanc, with Broadway Financial Corporation continuing as the surviving entity. Prior to the acquisition, CFBanc was headquartered in Washington, D.C. and conducted its business through its wholly-owned national bank subsidiary, City First Bank of D.C., National Association. Immediately following this merger, Broadway Federal, a subsidiary of Broadway Financial Corporation, merged with and into City First Bank of D.C., National Association, with City First Bank of D.C., National Association continuing as the surviving entity (which concurrently changed its name to City First Bank, National Association).

In connection with the Merger, in exchange for the then outstanding common and preferred shares of CFBanc, the Company issued to holders of CFBanc shares 13,999,879 shares of the Company’s Class A Common Stock and 11,404,621 of Class B Common Stock which were valued at $2.49 per share (which was the closing price of the Company’s shares the day prior to the acquisition), along with 3,000 shares of Series A Preferred Stock with a par value of $1,000 per share. The total consideration paid on the acquisition date was valued at $66.3 million.

As of the Merger date, CFBanc had $471.0 million in total assets, $227.7 million in gross loans, and $353.7 million of total deposits. As a result of the Merger, the Company recorded goodwill of $26.0 million. Goodwill represents the future economic benefits rising from net assets acquired that are not individually identified and separately recognized and is attributable to synergies expected to be derived from the combination of the two entities. Goodwill recognized in this transaction is not deductible for income tax purposes. The Merger was accounted for using the acquisition method of accounting and accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date, in accordance with FASB ASC Topic 805, Business Combinations. The fair values of the assets acquired and liabilities assumed were determined based on the requirements of FASB ASC Topic 820: Fair Value Measurements.

Overview

Total assets increased by $610.1 million to $1.1 billion at December 31, 2021 from $483.4 million at December 31, 2020.  The increase in total assets was primarily due to the Merger, which increased total assets by $501.2 million, as well as an increase of $108.9 million in asset growth since the Merger. The growth in total assets mainly consisted of increases of $288.4 million in loans (including $225.9 million of loans acquired in the Merger) and securities available-for-sale of $145.7 million (including the impact of $150.0 million of securities available-for-sale acquired in the Merger).

Total liabilities increased by $517.9 million to $952.4 million at December 31, 2021 from $434.5 million at December 31, 2020. The increase in total liabilities during 2021 resulted primarily from the assumption of the deposits, borrowings, and other liabilities at the completion of the Merger, and consisted of increases of $472.4 million in deposits and $66.0 million of other borrowings, offset by reductions in FHLB advances of $24.5 million and junior subordinated debentures of $3.3 million due to repayments of amounts outstanding.

We recorded a net loss of $4.1 million for the year ended December 31, 2021 or $(0.07) per share compared to a net loss of $642 thousand or $(0.02) per share for the year ended December 31, 2020. The increase in the net loss for 2021 was primarily due to an increase in non-interest expenses of $14.7 million, principally as a result of including the non-interest expenses of City First and its subsidiaries after the Merger. The increase in non-interest expenses consisted mainly of Merger-related costs of $5.6 million, data processing conversion costs of $2.4 million (including non-recurring data processing costs of $2.0 million to migrate the Company’s information systems to a common platform after the Merger), and additional employee-related expenses of $1.1 million during the fourth quarter. These increased costs were partially offset by an increase in net interest income of $8.8 million in 2021 due to an increase in the average balance of interest-earning assets of $384.5 million. Results for calendar 2021 were also positively impacted by an increase of $1.8 million in income from the U.S. Treasury’s Community Development Financial Institution Fund grants compared to calendar 2020.

The following table summarizes the return on average assets, the return on average equity and the average equity to average assets ratios for the periods indicated:

	For the Year Ended December 31,
	2021	2020	2019
Return on average assets	(0.54%)	(0.13%)	(0.05%)
Return on average equity	(4.46%)	(1.30%)	(0.42%)
Average equity to average assets	11.54%	10.00%	11.58%

Comparison of Operating Results for the Years Ended December 31, 2021 and 2020

General

Our most significant source of income is net interest income, which is the difference between our interest income and our interest expense. Generally, interest income is generated from our loans and investments (interest earning assets) and interest expense is incurred from deposits and borrowings (interest bearing liabilities). Typically, our results of operations are also affected by our provision for loan losses, non-interest income generated from service charges and fees on loan and deposit accounts, gains or losses on the sale of loans and REO, non-interest expenses, and income taxes.

Net Interest Income

For the year ended December 31, 2021, net interest income before provision for loan losses increased by $8.8 million, or 72.6%, to $21.0 million, compared to $12.2 million for the year ended December 31, 2020.  The increase in net interest income primarily resulted from additional net interest income earned on assets acquired in the Merger, and a decrease in the cost of funds.

Interest income and fees on loans receivable increased by $5.8 million during the year ended December 31, 2021, compared to the year ended December 31, 2020.  This increase was primarily due to an increase of $118.9 million in the average balance of loans receivable, primarily resulting from the Merger, which increased interest income by $5.0 million.  In addition, the average loan yield increased by 18 basis points during the year, from 4.06% for the year ended December 31, 2020, to 4.24% for the year ended December 31, 2021, which increased interest income by $797 thousand. The increase in the average loan yield primarily resulted from the higher yields earned on the commercial loan portfolio acquired in the Merger.

Interest income on securities increased $1.1 million to $1.4 million for the year ended December 31, 2021, compared to $253 thousand for the year ended December 31, 2020. The increase in interest income on securities primarily resulted from an increase of $111.0 million in the average balance of securities resulting from the Merger, which increased interest income by $1.3 million.  This increase was partially offset by a decrease of 124 basis points in the average interest yield earned on investment securities, which reflected the declining interest rate environment and reduced interest income by $196 thousand.

Other interest income increased by $150 thousand in 2021, compared to the same period in 2020, primarily due to higher average cash balances in other banks.  The average cash balances increased by $154.1 million during the year ended December 31, 2021, compared to the year ended December 31, 2020.  The Company also recorded $51 thousand in higher interest income on regulatory stock during 2021, primarily due to interest earned on FRB and FHLB stock acquired in the Merger, along with the existing holdings of FHLB stock.

Interest expense on deposits decreased by $1.5 million during calendar 2021, compared to calendar 2020, due to a decrease of 73 basis points in the average cost of deposits.  The average cost of deposits decreased to 0.26% for 2021, compared to 0.99% for 2020, which reduced interest expense by $2.5 million.  This decrease was partially offset by an increase of $322.6 million in the average balance of deposits, primarily due to deposits assumed in the Merger and organic growth of deposits after the Merger, which increased interest expense by $1.1 million.

Interest expense on borrowings decreased by $239 thousand during the year ended December 31, 2021, compared to the year ended December 31, 2020, because of a change in the mix of borrowings that resulted in a decrease of 57 basis points in the average borrowing rate. Interest on borrowings decreased by $211 thousand because of a decrease of $13.5 million in the average balance of outstanding FHLB advances, and another $73 thousand from the pay-off of the Company’s remaining junior subordinated debentures in September of 2021.  These decreases were partially offset by the effects of a net increase of $31.7 million in borrowings, due to the addition of average short-term borrowings of $46.8 million assumed in the Merger at an average rate of ten (10) basis points, which increased interest expense by $45 thousand.

Net interest margin decreased by ten (10) basis points to 2.42% for calendar 2021, from 2.52% for calendar 2020, primarily due to lower rates earned on higher balances of interest-earning cash deposits in other banks and lower rates earned on securities.  The effects of these lower rates were partially offset by higher loan yields and a lower cost of funds in 2021.

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

	For the year ended December 31,
	2021			2020			2019
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest‑earning assets:
Interest‑earning deposits and other short‑term investments	$203,493	$302	0.15%	$49,377	$203	0.41%	$19,447	$439	2.26%
Securities	121,623	1,396	1.15%	10,605	253	2.39%	13,531	359	2.65%
Loans receivable (1)	537,872	22,831	4.24%	418,952	17,016	(2) 4.06%	375,206	15,845	(3)4.22%
FHLB and FRB stock	3,862	223	5.78%	3,438	172	5.00%	2,916	204	7.00%
Total interest‑earning assets	866,850	$24,752	2.85%	482,372	$17,644	3.66%	411,100	$16,847	4.10%
Non‑interest‑earning assets	51,386			10,530			10,089
Total assets	$918,236			$492,902			$421,909
Liabilities and Stockholders’ Equity
Interest‑bearing liabilities:
Money market deposits	$159,157	$660	0.41%	$47,611	$340	0.71%	$25,297	$222	0.88%
Passbook deposits	67,660	204	0.30%	55,985	281	0.50%	45,548	285	0.63%
NOW and other demand deposits	223,003	105	0.05%	55,003	19	0.03%	34,091	11	0.03%
Certificate accounts	192,795	707	0.37%	161,409	2,523	1.56%	180,611	3,758	2.08%
Total deposits	642,615	1,676	0.26%	320,008	3,163	0.99%	285,547	4,276	1.50%
FHLB advances	100,471	1,968	1.96%	114,020	2,179	1.91%	77,049	1,862	2.42%
Junior subordinated debentures	2,335	60	2.57%	3,908	133	3.40%	4,891	248	5.07%
Other borrowings	46,836	45	0.10%	-	-	0.00%	-	-	0.00%
Total borrowings	149,642	2,073	1.39%	117,928	2,312	1.96%	81,940	2,110	2.58%
Total interest‑bearing liabilities	792,257	$3,749	0.47%	437,936	$5,475	1.25%	367,487	$6,386	1.74%
Non‑interest‑bearing liabilities	20,050			5,655			5,566
Stockholders’ equity	105,929			49,311			48,856
Total liabilities and stockholders’ equity	$918,236			$492,902			$421,909

Net interest rate spread (4)		$21,003	2.38%		$12,169	2.41%		$10,461	2.36%
Net interest rate margin (5)			2.42%			2.52%			2.54%
Ratio of interest‑earning assets to interest‑bearing liabilities			109.42%			110.15%			111.87%

(1)	Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs, loan premiums and loans receivable held for sale.
(2)	Includes non‑accrual interest of $162 thousand, reflecting interest recoveries on non‑accrual loans that were paid off for the year ended December 31, 2020.
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

	Year ended December 31, 2021 Compared to Year ended December 31, 2020			Year ended December 31, 2020 Compared to Year ended December 31, 2019
	Increase (Decrease) in Net Interest Income			Increase (Decrease) in Net Interest Income
	Due to Volume	Due to Rate	Total	Due to Volume	Due to Rate	Total
	(In thousands)
Interest‑earning assets:
Interest‑earning deposits and other short‑term investments	$298	$(199)	$99	$315	$(551)	$(236)
Securities	1,339	(196)	1,143	(72)	(34)	(106)
Loans receivable, net	5,018	797	5,815	1,794	(623)	1,171
FHLB and FRB stock	23	28	51	33	(65)	(32)
Total interest‑earning assets	6,678	430	7,108	2,070	(1,273)	797
Interest‑bearing liabilities:
Money market deposits	513	(193)	320	166	(48)	118
Passbook deposits	51	(128)	(77)	58	(62)	(4)
NOW and other demand deposits	77	9	86	7	1	8
Certificate accounts	415	(2,231)	(1,816)	(370)	(865)	(1,235)
Total deposits	1,056	(2,543)	(1,487)	(139)	(974)	(1,113)
FHLB advances	(264)	53	(211)	740	(423)	317
Junior subordinated debentures	(45)	(28)	(73)	(44)	(71)	(115)
Other borrowings	45	-	45	-	-	-
Total borrowings	(264)	25	(239)	696	(494)	202
Total interest‑bearing liabilities	792	(2,518)	(1726)	557	(1,468)	(911)
Change in net interest income	$5,886	$2,948	$8,834	$1,513	$195	$1,708

Loan Loss Provision

During the year ended December 31, 2021, we recorded a provision for loan losses of $176 thousand, compared to a loan loss provision of $29 thousand during the same period in 2020.  The net increase in the required loan loss provision in calendar 2021 was due to growth in the loan portfolio during the year.  No loan charge-offs or recoveries were recorded during the year ended December 31, 2021. See “Allowance for Loan Losses” for additional information.

Non‑Interest Income

For the year ended December 31, 2021, non-interest income totaled $3.2 million, compared to $1.0 million for the prior year.  The increase of $2.2 million in non-interest income was primarily due an increase of $1.8 million in grant income from the CDFI Fund recognized during 2021 compared to 2020, and management fees of $154 thousand related to the NMTC projects managed by the Bank that were acquired in the Merger.  These increases were partially offset by the absence of any gain on sale of loans for the year ended December 31, 2021, compared to a gain on sale of loans of $276 thousand during the year ended December 31, 2020.

Non‑Interest Expense

Non-interest expenses totaled $28.9 million for the year ended December 31, 2021, compared to $14.2 million for the year ended December 31, 2020.  The increase of $14.7 million in non-interest expenses during 2021 was primarily due to Merger-related expenses of $5.6 million ($4.2 million net of tax), $2.4 million in data processing conversion costs, the inclusion of non-interest expenses of the acquired operations of CFB and related compensation expenses.

The increase of $7.6 million in compensation and benefits expense during 2021 was primarily due additional costs related to the addition of CFBanc employees subsequent to the Merger date. Subsequent to the Merger date, the Company added additional employees to fill new roles based on the size of the combined organization (for example, a Chief Human Resources Director and an Information Technology Officer); the creation and filling of these new roles, among others, increased compensation and benefits expense during 2021 by $535 thousand. Also, the increase was partially a result of an increase in accrued bonuses and retention payments, and a non-recurring expansion of the annual contribution to the Company’s Employee Stock Ownership Plan (“ESOP”) to increase the equity ownership of the Company’s employees, especially those employees formerly with CFBanc, so that the interests of the employees would be better aligned with those of stockholders.

Information services expenses increased by $2.9 million to $3.8 million during the year ended December 31, 2021, compared to $937 thousand for the year ended December 31, 2020. The current year’s results included non-recurring data processing costs of $2.4 million to migrate the Company’s information systems to a common platform after the Merger.

Corporate insurance increased by $219 thousand to primarily due to higher costs for director’s and officer’s insurance, workers compensation insurance and general liability insurance for the combined operations of the Bank after the Merger.

Supervisory costs increased by $294 thousand to $493 thousand for 2021 from $199 thousand for 2020 due to the higher asset size after the Merger and the increase in deposit insurance due to growth in deposits from $315.6 million at December 31, 2020 to $788.1 million at December 31, 2021.  Deposits of $353.7 million were assumed in the Merger.

Professional services expenses were $3.8 million for the year ended December 31, 2021, an increase of $1.4 million from $2.3 million for the year ended December 31, 2020. The increase largely related to costs associated with the completion of the Merger and the increased costs of operating a larger institution post-Merger.

Other operating costs increased by $1.5 million to $2.1 million for 2021 from $649 thousand in 2020 due to increases in public company costs, CDARS and ICS costs, business development costs, branch security costs, travel costs, board fees, costs associated with New Market Tax Credits and other costs associated with operating a larger institution post-Merger.

Income Taxes

Income tax expense or benefit is computed by applying the statutory federal income tax rate of 21%.  State taxes are recorded at the State of California tax rate and apportioned based on an allocation schedule to reflect that a portion of the Bank’s operations are conducted in the Washington, D.C. area.  The Company recorded an income tax benefit of $937 thousand for the year ended December 31, 2021, representing an effective tax rate of 19.2%, compared to an income tax benefit of $407 thousand for the year ended December 31, 2020, representing an effective tax rate of 38.8%.  The income tax benefit for the calendar 2021 is net of a valuation allowance of $369 thousand on the Company’s deferred tax assets to record the write down of the tax benefits from net operating losses for the State of California, net of the federal tax benefit.  This change in the valuation allowance was required because the shares of common stock issued in private placements that closed a few days after the Merger triggered a limitation on the use of net operating loss carryforwards.

Our deferred tax asset totaled $6.1 million at December 31, 2021 and $5.6 million at December 31, 2020. See Note 1 “Summary of Significant Accounting Policies” and Note 17 “Income Taxes” of the Notes to Consolidated Financial Statements for a further discussion of income taxes and a reconciliation of income tax at the federal statutory tax rate to the actual income tax benefit.

Comparison of Financial Condition at December 31, 2021 and 2020

Total Assets

Total assets increased by $610.1 million to $1.1 billion at December 31, 2021, from $483.4 million at December 31, 2020.  The increase in total assets was primarily due to the Merger, which increased total assets by $501.1 million, as well as $108.9 million in asset growth since the Merger.

Securities Available-For-Sale

As of December 31, 2021, we had $156.4 million of investment securities classified as available-for-sale, compared to $10.7 million at December 31, 2020. The increase during 2021 was primarily due to the acquisition of $150.0 million of securities in the Merger, $14.4 million in investment purchases since the merger, paydowns of $17.5 million, amortization of premiums and discounts of $628 thousand and decreases in market value of $532 thousand.

Loans Receivable Held for Sale

The Bank had no loans held for sale as of December 31, 2021 and 2020.  During 2021, the Bank did not originate any loans for sale, transfer loans between the held for sale and held for investment categories, or sell any loans that were classified as held for sale.  During 2020, the Bank originated $118.6 million in loans held for sale, sold $104.3 million in loans held for sale, transferred $13.7 million from loans held for sale to loans held for investment, and received $637 thousand in loan repayments.

Loans Receivable Held for Investment

Loans receivable held for investment, net of the allowance for loan losses, totaled $648.5 million at December 31, 2021, compared to $360.1 million at December 31, 2020.  The increase of $288.4 million in loans receivable held for investment during 2021 was primarily due to loans of $225.9 million acquired in the Merger.  Since the Merger, the Bank has originated $143.2 million of multi-family loans, $43.6 million of commercial real estate loans, $26.5 million of PPP loans, $24.9 million of construction loans and $4.9 million of other loans.   Before the Merger, the Bank originated $23.9 million of multi-family loans. Loan repayments during 2021 totaled $202.5 million with $180.9 million having occurred since the merger and $21.6 million having occurred prior to the Merger.

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

Allowance for Loan Losses

As a smaller reporting company as defined by the SEC, we are not required to adopt the current expected credit losses, or CECL, accounting standard until January 1, 2023; consequently, the Bank’s ALLL is based on evidence available at the date of preparation of its financial statements (incurred loss method), rather than projections of future economic conditions over the life of the loans.  In determining the adequacy of the ALLL within the context of the current uncertainties posed by the COVID-19 Pandemic and the economic environment, management has considered the historical and current performance of the Bank’s portfolio, as well as various measures of the quality and safety of the portfolio, such as debt service coverage and loan-to-value ratios.

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

Our ALLL was $3.4 million or 0.52% of our gross loans receivable held for investment at December 31, 2021 compared to $3.2 million, or 0.88% of our gross loans receivable held for investment at December 31, 2020. The ALLL as a percentage of gross loans decreased during 2021 because the loans that were acquired in the Merger are recorded at fair value without any ALLL at the acquisition date. During the years ended December 31, 2021 and 2020, we recorded loan loss provisions of $176 thousand and $29 thousand, respectively.

As of December 31, 2021, we had $2.4 million of total delinquent loans compared to no loan delinquencies at December 31, 2020. Total delinquent loans at December 31, 2021, which were all less than 90 days past due, represented 0.37% of gross loans. Our NPLs consist of delinquent loans that are 90 days or more past due and other loans, including troubled debt restructurings that do not qualify for accrual status. At December 31, 2021, NPLs totaled $684 thousand (or 0.10% of gross loans) compared to $787 thousand (or 0.22% of gross loans) at December 31, 2020. The decrease in NPLs was the result of payments received from borrowers that were applied to the outstanding principal balance. The Bank did not have any REO at December 31, 2021 or 2020.

In connection with our review of the adequacy of our ALLL, we track the amount and percentage of our NPLs that are paying currently, but nonetheless must be classified as NPL for reasons unrelated to payments, such as lack of current financial information and an insufficient period of satisfactory performance. As of December 31, 2021 and 2020, all of our NPLs were current in their payments. Also, in determining the ALLL, we evaluate the ratio of the ALLL to NPLs, which was 495.8% at December 31, 2021 compared to 408.5% at December 31, 2020.

When reviewing the adequacy of the ALLL, we also consider the impact of charge‑offs, including the changes and trends in loan charge‑offs. There were no loan charge‑offs during 2021 or 2020. In determining charge‑offs, we update our estimates of collateral values on NPLs by obtaining new appraisals at least every nine months. If the estimated fair value of the loan collateral less estimated selling costs is less than the recorded investment in the loan, a charge‑off for the difference is recorded to reduce the loan to its estimated fair value, less estimated selling costs. Therefore, any losses inherent in our total NPLs are recognized periodically through charge‑offs. The impact of updating these estimates of collateral value and recognizing any required charge‑offs is to increase charge‑offs and reduce the ALLL required on these loans. Due to prior charge‑offs and increases in collateral values, the average recorded investment in NPLs was only 42% of estimated fair value less estimated selling costs as of December 31, 2021.

We had no loan charge-offs or recoveries during the year ended December 31, 2021. Loan loss recoveries totaled $4 thousand during 2020, resulting from the payoffs of non‑accrual loans which had been previously partially charged off.

Impaired loans at December 31, 2021 were $2.3 million, compared to $4.7 million at December 31, 2020. The decrease of $2.4 million in impaired loans was primarily due to payoffs and repayments. Specific reserves for impaired loans were $7 thousand or 0.30% of the aggregate impaired loan amount at December 31, 2021 compared to $141 thousand, or 2.98% of the aggregate impaired loan amount at December 31, 2020. Excluding specific reserves for impaired loans, our coverage ratio (general allowance as a percentage of total non‑impaired loans) was 0.52% at December 31, 2021 compared to 0.85% at December 31, 2020. The decrease in the coverage ratio during 2021 was primarily due to an increase in non-impaired loans acquired in the Merger that did not require an ALLL at December 31, 2021. The remaining balance of loans acquired in the Merger totaled $202.7 million at December 31, 2021.

On March 27, 2020, the CARES Act was signed into law by Congress. The CARES Act provides financial institutions, under specific circumstances, the opportunity to temporarily suspend certain requirements under generally accepted accounting principles related to TDRs for a limited period of time to account for the effects of COVID-19.  In March 2020, a joint statement was issued by federal and state regulatory agencies, after consultation with the FASB, to clarify that short-term loan modifications, such as payment deferrals, fee waivers, extensions of repayment terms or other insignificant payment delays, are not TDRs if made on a good-faith basis in response to COVID-19 to borrowers who were current prior to any relief. Under this guidance, nine months or less is provided as an example of short-term, and current is defined as less than 30 days past due at the time the modification program is implemented.  The guidance also provides that these modified loans generally will not be classified as non-accrual loans during the term of the modification.

The Bank has implemented a loan modification program for the effects of COVID-19 on its borrowers. At the date of this filing, two borrowers have requested applications, but no applications for loan modifications have been formally submitted. Both borrowers were current at the time modification program was implemented.  To date, no modifications have been granted.

We believe that the ALLL is adequate to cover probable incurred losses in the loan portfolio as of December 31, 2021, but because of the current uncertainties posed by the COVID-19 Pandemic and other economic uncertainties, there can be no assurance that actual losses will not exceed the estimated amounts.  In addition, the OCC and the FDIC periodically review the ALLL as an integral part of their examination process.  These agencies may require an increase in the ALLL based on their judgments of the information available to them at the time of their examinations.

Office Properties and Equipment, Net

Net office properties and equipment increased by $7.8 million to $10.3 million at December 31, 2021 from $2.5 million as of December 31, 2020.  The large increase was due to the merger, as CFBanc owned the land and building in which it operated its headquarters and branch. Office properties and equipment, net increased by $7.0 million as of the date of the merger. The remaining increase after the Merger was the result of building and leasehold improvements.

Goodwill and Intangible Assets

As a result of the merger, the Company recorded $26.0 million of goodwill. Goodwill acquired in a purchase business combination that is determined to have an indefinite useful life is not amortized, but is tested for impairment at least annually or more frequently if events and circumstances exist that indicate the necessity for such impairment tests to be performed.

 No impairment charges were recorded during 2021 for goodwill impairment. Management’s assessment of goodwill is performed in accordance with ASC 350-20 – Intangibles-Goodwill and Other, which allows the Company to perform a qualitative assessment of goodwill to determine if it is more likely than not the fair value of the Company’s equity is below its carrying value. The Company performed its qualitative assessment as of November 30, 2021. Due to the relatively short amount of time that has passed between the acquisition date, the fact that the combined Company is realizing the intended benefits of the Merger (i.e. lower cost of funds, increased ability to lend, etc.), and the Company’s stock price post-acquisition, no impairment charges were recorded during 2021 for goodwill

The Company recorded $3.3 million of core deposit intangible asset as a result of the merger. The core deposit intangible asset is amortized on an accelerated basis reflecting the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. The estimated life of the core deposit intangible is approximately 10 years. During the year ended December 31, 2021, the Company recorded $393 thousand of amortization expense related to the core deposit intangible asset.

The following table outlines the estimated amortization expense related to the core deposit intangible asset during the next five fiscal years and thereafter:

(In thousands)

2022	$435
2023	390
2024	336
2025	315
2026	304
Thereafter	1,156
$2,936

Total Liabilities

Total liabilities increased by $517.9 million to $952.4 million at December 31, 2021 from $434.5 million at December 31, 2020.  The increase in total liabilities was primarily comprised of increases of $472.4 million in deposits and $66.0 million in other borrowings, offset by decreases in FHLB advances and junior subordinated debentures of $24.5 million and $3.3 million, respectively.

Deposits

Deposits at December 31, 2021 were $788.1 million compared to $315.6 million at December 31, 2020. The increase in deposits of $472.4 million was due to deposits of $353.7 million assumed in the Merger and additional growth in deposits of $122.0 million since the Merger, primarily in money market and demand deposit accounts.

Five customer relationships accounted for approximately 22% of our deposit balances at December 31, 2021. We expect to maintain these relationships with these customers for the foreseeable future.

Borrowings

Total borrowings at December 31, 2021 consisted of advances to the Bank from the FHLB of $86.0 million, repurchase agreements of $52.0 million, and borrowings associated with our Qualified Active Low-Income Business lending activities of $14.0 million, compared to advances from the FHLB of $110.5 million and junior subordinated debentures of $3.3 million at December 31, 2020.

Balances of outstanding FHLB advances decreased to $86.0 million at December 31, 2021, from $110.5 million at December 31, 2020, due to the payoff of $27.7 million in advances that matured during the year, which payoffs were partially offset by $3.2 million in advances assumed in the Merger (net of payments).  The weighted average rate on FHLB advances was 1.85% at December 31, 2021, compared to 1.94% at December 31, 2020.

The Bank enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Bank may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Bank to repurchase the assets.  As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Banks’s consolidated balance sheets, while the securities underlying the repurchase agreements remain in the respective investment securities available-for-sale accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. The outstanding balance of these borrowings totaled $52.0 million as of December 31, 2021. There were no such borrowings as of December 31, 2020.  The market value of securities pledged totaled $53.2 million as of December 31, 2021 and included $13.3 million of U.S. Government Agency securities and $39.9 million of mortgage-backed securities. The weighted average rate paid on repurchase agreements was 0.10% for the year ended December 31, 2021.

Two customer relationships accounted for 84% of our balance of securities sold under agreements to repurchase. We expect to maintain these relationships for the foreseeable future.

In connection with the New Market Tax Credit activities of City First Bank, CFC 45 is a partnership whose members include CFNMA and City First New Markets Fund II, LLC. This CDE acts in effect as a pass-through for a Merrill Lynch allocation totaling $14.0 million that needed to be deployed. In December 2015, Merrill Lynch made a $14.0 million non-recourse loan to CFC 45, whereby CFC 45 passed that loan through to a QALICB. The loan to the QALICB is secured by a Leasehold Deed of Trust that, due to the pass-through, non-recourse structure, is operationally and ultimately for the benefit of Merrill Lynch rather than CFC 45. Debt service payments received by CFC 45 from the QALICB are passed through to Merrill Lynch in return for which CFC 45 receives a servicing fee. The financial statements of CFC 45 are consolidated with those of the Bank and the Company.

On September 17, 2021, the Company fully redeemed its Floating Rate Junior Subordinated Debentures.

Stockholders’ Equity

Stockholders’ equity was $141.0 million, or 12.89% of the Company’s total assets, at December 31, 2021, compared to $48.9 million, or 10.11% of the Company’s total assets, at December 31, 2020.  The Company issued $63.3 million in common stock at a price per share of $2.49 and $3.0 million in preferred stock in connection with the Merger.  In addition, the Company raised $30.8 million in net proceeds (after costs of $2.0 million) from the sale of 18,474,000 shares of common stock in private placements at a price of $1.78 per share immediately following the Merger on April 6, 2021.

The Company’s book value per common share was $1.92 at December 31, 2021, and its tangible book value per common share was $1.52 at December 31, 2021.  Tangible book value per common share is a non-GAAP measurement that excludes goodwill and the net unamortized core deposit intangible asset, which were both originally recorded in connection with the Merger.  The Company uses this non-GAAP financial measure to provide meaningful supplemental information regarding the Company’s financial condition and operational performance. A reconciliation between book value and tangible book value per common share is shown as follows:

	Common Equity Capital	Shares Outstanding	Per Share Amount

	(dollars in thousands)
Common book value	$138,000	71,768,419	$1.92
Less:
Goodwill	25,996
Net unamortized core deposit intangible	2,936

Tangible book value:	$109,068	71,768,419	$1.52

Capital Resources

Our principal subsidiary, City First, must comply with capital standards established by the OCC in the conduct of its business. Failure to comply with such capital requirements may result in significant limitations on its business or other sanctions. As a “small bank holding company”, we are not subject to consolidated capital requirements under the new Basel III capital rules. The current regulatory capital requirements and possible consequences of failure to maintain compliance are described in Part I, Item 1 “Business‑Regulation” and in Note 19 of the Notes to Consolidated Financial Statements.

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet our obligations on a timely and cost-effective basis.  The Bank’s sources of funds include deposits, advances from the FHLB, other borrowings, proceeds from the sale of loans and investment securities, and payments of principal and interest on loans and investment securities.  The Bank is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock.  This approved limit and collateral requirement would have permitted the Bank to borrow an additional $14.4 million at December 31, 2021 based on pledged collateral.  In addition, the Bank had additional lines of credit of  $11.0 million with other financial institutions as of that date.

The Bank’s primary uses of funds include withdrawals of and interest payments on deposits, originations of loans, purchases of investment securities, and the payment of operating expenses. Also, when the Bank has more funds than required for reserve requirements or short‑term liquidity needs, the Bank invests excess cash with the Federal Reserve Bank or other financial institutions. The Bank’s liquid assets at December 31, 2021 consisted of $231.5 million in cash and cash equivalents and $52.4 million in securities available‑for‑sale that were not pledged, compared to $96.1 million in cash and cash equivalents and $10.7 million in securities available‑for‑sale that were not pledged at December 31, 2020. We believe that the Bank has sufficient liquidity to support growth over the foreseeable future.

The Company’s liquidity, separate from the Bank, is based primarily on the proceeds from financing transactions, such as the private placements completed in December 2016, and April 2021 and dividends received from the Bank in 2020 and 2021.  The Bank is currently under no prohibition to pay dividends, but is subject to restrictions as to the amount of the dividends based on normal regulatory guidelines.

The Company recorded consolidated net cash inflows from operating activities of $565 thousand during the year ended December 31, 2021 and net cash outflows from operating activities of $13.6 million during the year ended December 31, 2020. Net cash inflows from operating activities during 2021 were primarily attributable to an increase in accrued expenses and other liabilities. Net cash outflows from operating activities during 2020 were primarily attributable to originations of loans receivable held for sale of $118.6 million offset by proceeds from sales and repayments of loans receivable held for sale of $105.2 million.

The Company recorded consolidated net cash inflows from investing activities of $25.0 million during the year ended December 31, 2021 and net cash inflows from investing activities of $50.7 million during the year ended December 31, 2020. Net cash inflows from investing activities during 2021 were primarily attributable to $84.7 million of cash acquired in the Merger offset by net loan originations of $62.4 million and purchases of available for sale securities of $16.5 million. Net cash inflows from investing activities during 2020 were primarily attributable to a net decrease in loans receivable held for investment of $51.1 million and principal repayments on available-for-sale securities of $2.5 million, offset by purchases of available-for-sale municipal bonds of $2.0 million and purchase of FHLB stock of $742 thousand.

The Company recorded consolidated net cash inflows from financing activities of $109.8 million and $43.4 million during the years ended December 31, 2021 and 2020, respectively.  Net cash inflows from financing activities during 2021 were primarily attributable to a net inflow of deposits of $118.7 million and net proceeds of $30.8 million from the issuance of common stock, offset by net repayments of FHLB advances of $27.7 million, repayments of securities sold under agreements to repurchase of $8.0 million, and repayments of junior subordinated debentures of $3.3 million.  Net cash inflows from financing activities during 2020 were primarily attributable to an increase in proceeds from FHLB advances of $60.0 million and  a net inflow of deposits of $17.9 million, offset by repayments of FHLB advances of $33.5 million and repayments of junior subordinated debentures of $1.0 million.

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

In addition to our lending commitments, we have contractual obligations related to operating lease commitments. Operating lease commitments are obligations under various non‑cancellable operating leases on buildings and land used for office space and banking purposes. The following table details our contractual obligations at December 31, 2021.

	Less than one year	More than one year to three years	More than three years to five years	More than five years	Total
	(Dollars in thousands)
Certificates of deposit	$191,943	$8,937	$1,033	$64	$201,977
FHLB advances	18,140	35,280	32,532	‑	85,952
Commitments to originate loans	13,384	‑	‑	‑	13,384
Commitments to fund construction loans	10,352				10,352
Commitments to fund unused lines of credit	9,326	‑	‑	-	9,326
Operating lease obligations	229	480	445	‑	1,154
Total contractual obligations	$243,374	$44,697	$34,010	$64	$322,145

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

As a result, the Bank’s performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies. The Federal Reserve implements national monetary policies (such as seeking to curb inflation and combat recession) by its open-market operations in U.S. government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements, and by varying the discount rate applicable to borrowings by banks from the Federal Reserve Banks. The actions of the Federal Reserve in these areas can influence the growth of loans, investments, and deposits, and also affect interest rates charged on loans, and deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. This discussion highlights those accounting policies that management considers critical. All accounting policies are important, however, and therefore you are encouraged to review each of the policies included in Note 1 “Summary of Significant Accounting Principles” of the Notes to Consolidated Financial Statements to gain a better understanding of how our financial performance is measured and reported. Management has identified the Company’s critical accounting policies as follows:

Allowance for Loan Losses

The determination of the allowance for loan losses is considered critical due to the high degree of judgment involved, the subjectivity of the underlying assumptions used, and the potential for changes in the economic environment that could result in material changes in the amount of the allowance for loan losses considered necessary. The allowance is evaluated on a regular basis by management and the Board of Directors and is based on a periodic review of the collectability of the loans in light of historical experience, the nature and size of the loan portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral, prevailing economic conditions, and feedback from regulatory examinations. See Item 1, “Business – Asset Quality – Allowance for Loan Losses” for a full discussion of the allowance for loan losses.

Business Combinations

Business combinations are accounted for using the acquisition accounting method. Under the acquisition method, the Company measures the identifiable assets acquired, including identifiable intangible assets, and liabilities assumed in a business combination at fair value on the acquisition date. Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Changes to the acquisition date fair values of assets acquired and liabilities assumed may be made as adjustments to goodwill over a 12-month measurement period following the date of acquisition. Such adjustments are attributable to additional information obtained related to fair value estimates of the assets acquired and liabilities assumed.

Acquired Loans

Acquired loans that are not considered to be purchased credit impaired (“PCI”) loans are recognized at fair value at the acquisition date, with the resulting credit and non-credit discount or premium being amortized or accreted into interest income using the level yield method. Acquired loans that in management’s judgement have shown evidence of deterioration in credit quality since origination are classified as PCI loans. Factors that indicate a loan may have shown evidence of credit deterioration include delinquency, downgrades in credit rating, non-accrual status, and other negative factors identified by management at the time of initial assessment. The Company estimates the amount and timing of expected cash flows for each PCI loan, and the expected cash flows in excess of the allocated fair value is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (non-accretable difference). Over the life of the PCI loan, expected cash flows continue to be estimated each quarter. If the present value of expected cash flows decreases from the prior estimate, a provision for loan losses is recorded and an allowance for loan losses is established. If the present value of expected cash flows increases from the prior estimate, the increase is recognized as part of future interest income.

The estimates used to determine the fair values of non-PCI and PCI acquired loans can be complex and require significant judgment regarding items such as default rates, timing and amount of future cash flows, prepayment rates and other factors.

Goodwill and Intangible Assets

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

Income Taxes

Deferred tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance is established against deferred tax assets when, based upon the available evidence including historical and projected taxable income, it is more likely than not that some or all the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry‑back years, forecasts of future income and available tax planning strategies. This analysis is updated quarterly. See Note 17 “Income Taxes” of the Notes to Consolidated Financial Statements in Item 8, “Financial Statements and Supplementary Data.”

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

Fair values are estimated using relevant market information and other assumptions, as more fully disclosed in Note 10 of the Notes to Consolidated Financial Statements. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for items. Changes in assumptions or in market conditions could significantly affect the estimates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements of Broadway Financial Corporation and Subsidiaries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of December 31, 2021, an evaluation was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

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

With the participation of the Company’s CEO and CFO, management has conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting. Based on this evaluation, management determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2021.

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

Changes in internal control over financial reporting

There were no significant changes in the Company’s internal control over financial reporting identified in connection with the evaluation of internal control over financial reporting that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICITONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement, under the captions “Election of Directors”, “Executive Officers”, “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance”, that will be filed with the Securities and Exchange Commission in connection with the Company’s 2021 Annual Meeting of Stockholders (the “Company’s Proxy Statement”).

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

(b)	List of Exhibits

Exhibit Number*

3.1	Certificate of Incorporation of Registrant and all amendments thereto (Exhibit 3.1 to Form 10-K filed by Registrant on April 2, 2021)
3.2	Bylaws of Registrant (Exhibit 3.2 to Form 8‑K filed by Registrant on August 24, 2020)
3.3	Certificate of Designations for the Series B Junior Participating Preferred Stock (Exhibit 3.1 to Form 8-K filed by Registrant on September 10, 2019)
4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.2	Rights Agreement between Broadway Financial Corporation and Computershare Trust Company, N.A., as rights agent (Exhibit 4.1 to Form 8-K filed by Registrant on September 10, 2020)
4.2.1
Amendment to Rights Agreement, dated as of August 25, 2021, by and between Broadway Financial Corporation and Computershare Trust Company, N.A. (Exhibit 4.1 to Form 8-K file by Registrant on August 26, 2021)

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

10.5**	Broadway Financial Corporation 2018 Long‑Term Incentive Plan (Exhibit 10.5 to Form 10-K filed by Registrant on March 29, 2020)
10.6**	Form of Award Agreement for grants of restricted stock pursuant to Broadway Financial Corporation 2018 Long‑Term Incentive Plan (Exhibit 10.6 to Form 10-K filed by Registrant on March 29, 2020)
10.7**	Employment Agreement, dated as of March 22, 2017, for Wayne‑Kent A. Bradshaw (Exhibit 10.7 to Form 10-K filed by Registrant on March 29, 2020)
10.10**
Award Agreement, dated as of February 27, 2020 for grant of restricted stock to Wayne‑Kent A. Bradshaw pursuant to Broadway Financial Corporation 2018 Long‑Term Incentive Plan  (Exhibit 10.10 to Form 10-K filed by Registrant on March 29, 2020)

10.11**	Employment Agreement, dated as of May 1, 2017, for Brenda J. Battey (Exhibit 10.11 to Form 10-K filed by Registrant on March 29, 2020)
10.11.1**	Amendment to Employment Agreement for Brenda J. Battey, dated as of January 14, 2021 (Exhibit 10.1 to form 8-K filed by Registrant on January 14, 2021)
10.12**	Employment Agreement, dated as of May 1, 2017, for Norman Bellefeuille (Exhibit 10.12 to Form 10-K filed by Registrant on March 29, 2020)
10.12.1**	Amendment to Employment Agreement for Norman Bellefeuille, dated as of January 14, 2021 (Exhibit 10.2 to form 8-K filed by Registrant on January 14, 2021)
10.13**	Employment Agreement, dated as of May 1, 2017, for Ruth McCloud (Exhibit 10.13 to Form 10-K filed by Registrant on March 29, 2020)
10.13.1**	Amendment to Employment Agreement for Ruth McCloud, dated as of January 14, 2021 (Exhibit 10.3 to form 8-K filed by Registrant on January 14, 2021)

Exhibit Number*
10.14**	Broadway Federal Bank Incentive Compensation Plan (Exhibit 10.14 to Form 10-K filed by the Registrant on March 29, 2019)
10.15**	Employment Agreement, dated and effective as of November 17, 2021, between Registrant and Brian E. Argrett (Exhibit 10.1 to Form 8-K filed by Registrant on November 18, 2021)
10.16	Stock Purchase Agreement, dated as of December 21, 2016, entered between First Republic Bank and Registrant (Exhibit 10.8 to Form 10‑K filed by Registrant on March 27, 2017)
10.17
Stock Purchase Agreement, dated as of February 19, 2021, entered between Butterfield Trust (Bermuda) Limited as trustee of each of the following: The Lorraine Grace Will Trust, The Anne Grace Kelly Trust 99, The Gwendolyn Grace Trust 99, The Lorraine L. Grace Trust 99, and The Ruth Grace Jervis Millennium Trust and Registrant (Exhibit 10.30 to Form 10-K filed by Registrant on March 31, 2021)

10.18
ESOP Loan Agreement and ESOP Pledge Agreement, each dated as of December 19, 2016, entered into between Registrant and Miguel Paredes, as trustee for the Broadway Federal Bank, f.s.b., Employee Stock Ownership Plan Trust, and related Promissory Note, dated as of December 19, 2016 (Exhibit 10.12 to Form 10‑K filed by Registrant on March 27, 2017)

10.19
Stock Purchase Agreement, dated as of November 23, 2020, entered between Banc of America Strategic Investments Corporation and Registrant (Exhibit 10.15 to Registration Statement on S-4 filed by Registrant on January 19, 2021)

10.20
Stock Purchase Agreement, dated as of November 23, 2020, entered between Cedars-Sinai Medical Center and Registrant (Exhibit 10.14 to Registration Statement on S-4 filed by Registrant on January 19, 2021)

10.21
Stock Purchase Agreement, dated as of November 24, 2020, entered between Wells Fargo Central Pacific Holdings, Inc. and Registrant (Exhibit 10.16 to Registration Statement on S-4 filed by Registrant on January 19, 2021)

10.22
Stock Purchase Agreement, dated as of February 19, 2021, entered between Ally Ventures, a business unit of Ally Financial Inc., and Registrant (Exhibit 10.24 to Form 10-K filed by Registrant on March 31, 2021)

10.23	Stock Purchase Agreement, dated as of February 19, 2021, entered between Banner Bank and Registrant (Exhibit 10.25 to Form 10-K filed by Registrant on March 31, 2021)
10.24	Stock Purchase Agreement, dated as of February 19, 2021, entered between Citicorp Banking Corporation and Registrant (Exhibit 10.26 to Form 10-K filed by Registrant on March 31, 2021)
10.25	Stock Purchase Agreement, dated as of February 19, 2021, entered between First Republic Bank and Registrant (Exhibit 10.8 to Form 10‑K filed by Registrant on March 27, 2017)
10.26	Stock Purchase Agreement, dated as of February 19, 2021, entered between Gerald I. White and Registrant (Exhibit 10.28 to Form 10-K filed by Registrant on March 31, 2021)
10.27
Stock Purchase Agreement, dated as of February 19, 2021, entered between Gerald I. White, in his capacity as the trustee for the Grace & White, Inc. Profit Sharing Plan, and Registrant (Exhibit 10.28 to Form 10-K filed by Registrant on March 31, 2021)

10.28
Stock Purchase Agreement, dated as of February 19, 2021, entered between Registrant and Butterfield Trust (Bermuda) Limited as trustee of each of the following: The Lorraine Grace Will Trust, The Anne Grace Kelly Trust 99, The Gwendolyn Grace Trust 99, The Lorraine L. Grace Trust 99, and The Ruth Grace Jervis Millennium Trust (Exhibit 10.30 to Form 10-K filed by Registrant on March 31, 2021)

10.29
Stock Purchase Agreement, dated as of February 19, 2021, entered between Texas Capital Community Development Corporation and Registrant (Exhibit 10.31 to Form 10-K filed by Registrant on March 31, 2021)

10.30
Stock Purchase Agreement, dated as of February 20, 2021, entered between J.P. Morgan Chase Community Development Corporation and Registrant (Exhibit 10.32 to Form 10-K filed by Registrant on March 31, 2021)

21.1	List of Subsidiaries
23.1	Consent of Moss Adams LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

Exhibit Number*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Exhibits followed by a parenthetical reference are incorporated by reference herein from the document filed by the Registrant with the SEC described therein. Except as otherwise indicated, the SEC File No. for each incorporated document is 000‑27464.

**	Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWAY FINANCIAL CORPORATION

By:	/s/ Brian Argrett
Brian Argrett
Chief Executive Officer
Date:	April 14, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Brian Argrett	Date: April 14, 2022
Brian Argrett
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Brenda J. Battey	Date: April 14, 2022
Brenda J. Battey
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ WAYNE-KENT A. BRADSHAW	Date: April 14, 2022
Wayne-Kent A. Bradshaw
Chairman of the Board

/s/ MARIE C. JOHNS	Date: April 14, 2022
Marie C. Johns
Lead Independent Director

/s/ WILLIAM A. LONGBRAKE	Date: April 14, 2022
William A. Longbrake
Audit Committee Chairman

/s/ ROBERT C. DAVIDSON, JR.	Date: April 14, 2022
Robert C. Davidson, Jr.
Director

/s/ MARY ANN DONOVAN	Date: April 14, 2022
Mary Ann Donovan
Director

/s/ DAVID J. MCGRADY	Date: April 14, 2022
David J. McGrady
Director

/s/ DUTCH C. ROSS III	Date: April 14, 2022
Dutch C. Ross III
Director

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Index to Consolidated Financial Statements

Years ended December 31, 2021 and 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Broadway Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Broadway Financial Corporation and Subsidiary (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses
As described in Note 6 to the consolidated financial statements, the Company’s allowance for loan losses balance was $3.4 million at December 31, 2021. The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. The allowance consists of general and specific components. The general component covers loans that are collectively evaluated for impairment and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment with the use of a loss migration analysis and is based on the actual loss history experienced by the Company over the most recent five years. The Company assigns a risk rating to all loans based on historical loss experience and periodically performs detailed reviews of all such loans over a certain threshold to identify credit risks and assess overall collectability. This actual loss experience is supplemented with information about other current economic factors based on the risks present for each portfolio segment. These current economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge‑offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

We identified management’s risk ratings of loans and the estimation of current economic factors, both of which are used in the allowance for loan losses calculation, as critical audit matters. These estimates and underlying assumptions require significant management judgment in the evaluation of the credit quality and the estimation of incurred losses inherent within the loan portfolio as of the balance sheet date and in turn led to a high degree of auditor judgment and subjectivity in performing the procedures and evaluating the related audit evidence.

The following are primary procedures we performed to address the critical audit matters.

We tested management’s process to develop the risk ratings of loans and the estimation of economic factors which involved the following:

•	Testing a risk-based targeted selection of loans to evaluate the risk ratings.

•	Performing a loan grade analysis by loan type to determine whether significant changes occurred when compared to the prior year for reasonableness.

•	Evaluating the significant assumptions and adjustments made to the economic factors for reasonableness.

•
Obtaining management’s analysis and supporting documentation related to the economic factors, and testing whether the economic factors used in the calculation of the allowance for loan losses are supported by the analysis provided by management.

•
Evaluating the methodology and assumptions used in the calculation of the allowance for loan losses, and testing the calculation itself, including completeness and accuracy of the data used in the calculation, application of the loan risk ratings determined by management and used in the calculation, application of the current economic factors determined by management and used in the calculation, and recalculation of the allowance for loan losses balance.

Merger with CFBanc Corporation – Valuation of Acquired Loans
As described in Note 2 to the consolidated financial statements, the Company completed its merger with merger with CFBanc Corporation on April 1, 2021, with the Company continuing as the surviving entity (the “CFBanc Merger”). Immediately following this merger, Broadway Federal Bank, f.s.b., a subsidiary of Broadway Financial Corporation, merged with and into City First Bank of D.C., National Association, with City First Bank of D.C., National Association continuing as the surviving entity (which concurrently changed its name to City First Bank, National Association). The total value of the consideration transferred to CFBanc Corporation shareholders was approximately $66.3 million. The CFBanc merger resulted in $225.9 million of acquired loans held for investment being recorded. Assets acquired and liabilities assumed have been recorded by management at their estimated fair values as of the acquisition date. The estimated fair value of acquired loans held for investment was determined using an income approach based on the discounted cash flow method.

We identified the valuation of acquired loans as a critical audit matter. The process for estimating the fair value of acquired loans requires the use of significant estimates and assumptions made by management, including principal default and loss rates, prepayment rates, discount rates considering the cost of funds rate, capital charge, servicing costs, and liquidity premium and projected future cash flows. Auditing management’s judgements regarding these assumptions require a high degree of subjectivity.

The following are primary procedures we performed to address this critical audit matter. We evaluated the design effectiveness of certain internal controls related to management’s estimate of the fair value of acquired loans, including:

•	Testing the design and implementation of internal controls related to the completeness and accuracy of acquired loan level data
•	Evaluating the internal controls implemented over management’s estimate of the fair value of acquired loans, including the method and assumptions used to estimate fair value

We also tested management’s process to determine the reasonableness of assumptions used in the estimation of the fair value of acquired loans which involved the following:

•	Testing the completeness and accuracy of acquired loan level data used in the fair value estimate calculation

•
Utilizing an internal firm specialist to evaluate the reasonableness of significant assumptions and methods used by management, by preparing an independent fair value calculation, as well as an assessment of the overall reasonableness of the fair value estimates of all the acquired loans

/s/ Moss Adams LLP

Sacramento, California
April 14, 2022

We have served as the Company’s auditor since 2014.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Financial Condition

	December 31, 2021	December 31, 2020
	(In thousands, except share and per share)
Assets:
Cash and due from banks	$38,418	$71,110
Interest‑bearing deposits in other banks	193,102	24,999
Cash and cash equivalents	231,520	96,109
Investment securities available‑for‑sale, at fair value	156,396	10,698
Loans receivable held for investment, net of allowance of $3,391 and $3,215	648,513	360,129
Accrued interest receivable	3,372	1,202
Federal Home Loan Bank (FHLB) stock	2,573	3,431
Federal Reserve Bank (FRB) stock	693	-
Office properties and equipment, net	10,344	2,540
Bank owned life insurance	3,190	3,147
Deferred tax assets, net	6,101	5,633
Core deposit intangible, net	2,936	-
Goodwill	25,996	-
Other assets	1,871	489
Total assets	$1,093,505	$483,378
Liabilities and stockholders’ equity
Liabilities:
Deposits	$788,052	$315,630
FHLB advances	85,952	110,500
Junior subordinated debentures	-	3,315
Securities sold under agreements to repurchase	51,960	-
Notes payable	14,000	-
Other liabilities	12,441	5,048
Total liabilities	952,405	434,493
Commitments and Contingencies
Stockholders’ Equity:
Cumulative Redeemable Perpetual Preferred stock, Series A, authorized 3,000 shares at December 31, 2021 and none at December 31, 2020; issued and outstanding 3,000 shares at December 31, 2021 and none at December 31, 2020, liquidation value $1,000 per share	3,000	-
Common stock, Class A, $0.01 par value, voting, authorized 75,000,000 shares at December 31, 2021 and 50,000,000 shares at December 31, 2020; issued 46,291,852 shares at December 31, 2021 and 21,899,584 shares at December 31, 2020; outstanding 43,674,026 shares at December 31, 2021 and 19,281,758 shares at December 31, 2020	463	219
Common stock, Class B, $0.01 par value, non-voting, authorized 15,000,000 shares at December 31, 2021 and none at December 31, 2020; issued and outstanding 11,404,618 shares at December 31, 2021 and none at December 31, 2020	114	-
Common stock, Class C, $0.01 par value, non-voting, authorized 25,000,000 shares at December 31, 2021 and 2020; issued and outstanding 16,689,775 at December 31, 2021 and 8,756,396 shares at December 31, 2020	167	87
Additional paid‑in capital	140,289	46,851
Retained earnings	3,673	7,783
Unearned Employee Stock Ownership Plan (ESOP) shares	(829)	(893)
Accumulated other comprehensive (loss) income, net of tax	(551)	164
Treasury stock‑at cost, 2,617,826 shares at December 31, 2021 and at December 31, 2020	(5,326)	(5,326)
Total stockholders’ equity	141,000	48,885
Non-controlling interest	100	-
Total liabilities and stockholders’ equity	$1,093,505	$483,378

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31,
	2021	2020
	(In thousands, except per share)
Interest Income:
Interest and fees on loans receivable	$22,831	$17,016
Interest on investment securities	1,396	253
Other interest income	525	375
Total interest income	24,752	17,644
Interest Expense:
Interest on deposits	1,676	3,163
Interest on borrowings	2,073	2,312
Total interest expense	3,749	5,475
Net interest income before loan loss provision	21,003	12,169
Loan loss provision	176	29
Net interest income after loan loss provision	20,827	12,140
Non‑Interest Income:
Service charges	249	420
Net gain on sales of loans	-	276
CDFI grant	2,043	203
Other	922	126
Total non‑interest income	3,214	1,025
Non‑Interest Expense:
Compensation and benefits	16,007	8,362
Occupancy expense	1,781	1,288
Information services	3,817	937
Professional services	3,701	2,299
Corporate insurance	345	126
Supervisory costs (OCC and FDIC)	493	199
Office services and supplies	284	354
Amortization of core deposit intangible	393	-
Other	2,106	649
Total non‑interest expense	28,927	14,214
Loss before tax benefits	(4,886)	(1,049)
Income tax benefits	(937)	(407)
Net loss	$(3,949)	$(642)
Less: Net income attributable to non-controlling interest	101	-
Net loss attributable to Broadway Financial Corporation	$(4,050)	$(642)
Other comprehensive loss, net of tax:
Unrealized (loss) gains on securities available‑for‑sale arising during the period	$(998)	$266
Income tax (benefit) expense	(283)	79
Other comprehensive (loss) income, net of tax	(715)	187
Comprehensive loss	$(4,765)	$(455)
Loss per common share‑basic	$(0.07)	$(0.02)
Loss per common share‑diluted	$(0.07)	$(0.02)

See accompanying notes to consolidated financial statements

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share and per share)

	Preferred Stock Non-Voting	Common Stock Voting	Common Stock Non-Voting	Additional Paid in Capital	Accmulated Other Comprehensive Loss	Retained Earnings (Substantially Restricted)	Unearned ESOP Shares	Treasury Stock	Non- Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2020	$-	$219	$87	$46,851	$164	$7,783	$(893)	$(5,326)	$-	$48,885
Net income for twelve months ended December 31, 2021	-	-	-	-	-	(4,050)	-	-	101	(3,949)
Preferred shares issued in business combination	3,000	-	-	-	-	-	-	-	-	3,000
Dividends paid on preferred stock	-	-	-	-	-	(60)	-	-	-	(60)
Common shares issued in business combination	-	140	114	62,839	-	-	-	-	164	63,257
Shares transferred from voting to non-voting after business combination	-	(7)	7	-	-	-	-	-	-	-
Common shares issued in private placement	-	112	73	30,652	-	-	-	-	-	30,837
Release of unearned ESOP shares	-	-	-	45	-	-	64	-	-	109
Restricted stock compensation expense	-	-	-	363	-	-	-	-	-	363
Stock awarded to directors	-	-	-	45	-	-	-	-	-	45
Stock option compensation expense	-	-	-	7	-	-	-	-	-	7
Common stock cancelled for payment of tax withholding	-	(1)	-	(513)	-	-	-	-	-	(514)
Payment to non-controlling interest	-	-	-	-	-	-	-	-	(165)	(165)
Other comprehensive loss, net of tax	-	-	-	-	(715)	-	-	-	-	(715)
Balance at December 31, 2021	$3,000	$463	$281	$140,289	$(551)	$3,673	$(829)	$(5,326)	$100	$141,100

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year Ended December 31
	2021	2020
	(In thousands)
Cash flows from operating activities:
Net loss	$(3,949)	$(642)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loan loss provision	176	29
Depreciation	287	121
Net (accretion) amortization of deferred loan origination costs	(229)	275
Net amortization of premiums on mortgage‑backed securities	643	37
Amortization of investment in affordable housing limited partnership	52	105
Amortization of core deposit intangible	393	-
Amortization of premium on FHLB advances	(38)	-
Stock‑based compensation expense	370	379
Stocks granted to directors	45	45
ESOP compensation expense	109	68
Earnings on bank owned life insurance	(43)	(47)
Valuation allowance on deferred tax asset	369	-
Originations of loans receivable held for sale	-	(118,626)
Proceeds from sales and repayments of loans receivable held for sale	-	105,211
Gain on sale of loans receivable held for sale	-	(276)
Changes in operating assets and liabilities:
Net change in deferred taxes	(1,272)	(492)
Net change in accrued interest receivable	(533)	21
Net change in other assets	856	114
Net change in accrued expenses and other liabilities	3,330	123
Net cash provided by (used in) operating activities	566	(13,555)
Cash flows from investing activities:
Cash acquired in business combination	84,745	-
Net change in loans receivable held for investment	(62,446)	51,105
Principal payments on available‑for‑sale securities	19,159	2,537
Purchases of available-for-sale securities	(16,523)	(2,000)
Purchase of FHLB stock	(152)	(742)
Redemption of FHLB stock	1,378	227
Additions to office properties and equipment	(1,138)	(415)
Net cash provided by (used in) investing activities	25,023	50,712
Cash flows from financing activities:
Net change in deposits	118,700	17,906
Proceeds from FHLB advances	5,000	60,000
Repayments on FHLB advances	(32,676)	(33,500)
Net change in securities sold under agreements to repurchase	(7,985)	-
Repayment of junior subordinated debentures	(3,315)	(1,020)
Proceeds from issuance of common stock, net of issuance costs	30,837	-
Payment for tax withholding for vesting of restricted stock	(514)	-
Cash dividends paid on preferred stock	(60)	-
Payment to non-controlling interest	(165)	-
Net cash provided by financing activities	109,822	43,386
Net change in cash and cash equivalents	135,411	80,543
Cash and cash equivalents at beginning of the year	96,109	15,566
Cash and cash equivalents at end of the year	$231,520	$96,109
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,716	$5,771
Cash paid for income taxes	711	8
Supplemental disclosures of cash flow information:
Transfers of loans receivable held for sale to loans receivable held for investment	$-	$13,691
Initial recognition of right of use asset	1,119	-
Initial recognition of operating lease liabilities	1,119	-
Assets acquired (liabilities assumed) in acquisition:
Securities available for sale, at fair value	$149,975	$-
Loans receivable	225,885	-
Accrued interest receivable	1,637	-
FHLB and FRB stock	1,061	-
Office property and equipment	6,953	-
Goodwill	25,966	-
Core deposit intangible	3,329	-
Other assets	2,290	-
Deposits	(353,722)	-
FHLB advances	(3,166)	-
Securities sold under agreements to repurchase	(59,945)	-
Other borrowings	(14,000)	-
Deferred taxes	(717)	-
Accrued expenses and other liabilities	(4,063)	-
Preferred stock	(3,000)	-
Common stock	(63,257)	-

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

Note 1 – Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation

Broadway Financial Corporation (the “Company”) was incorporated under Delaware law in 1995 for the purpose of acquiring and holding all of the outstanding capital stock of Broadway Federal Savings and Loan Association (“Broadway Federal”) as part of the Bank’s conversion from a federally chartered mutual savings association to a federally chartered stock savings bank. In connection with the conversion, the Bank’s name was changed to Broadway Federal Bank, f.s.b. The conversion was completed, and the Bank became a wholly‑owned subsidiary of the Company, in January 1996.

On April 1, 2021, the Company completed its merger with CFBanc Corporation (“CFBanc”), with the Company continuing as the surviving entity. Immediately following the CFBanc Merger, Broadway Federal Bank, f.s.b. merged with and into City First Bank of D.C, National Association with City First Bank of D.C., National Association continuing as the surviving entity (combined with Broadway Federal, “City First” or the “Bank”). Concurrently with the Merger, the Bank changed its name to City First Bank, National Association.

The Bank’s business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential and commercial real estate located in the Bank’s market areas. At December 31, 2021, the Bank operated three retail‑banking offices: Los Angeles and in the nearby city of Inglewood in California, and another in Washington, D.C. The Bank is subject to significant competition from other financial institutions and is also subject to regulation by certain federal agencies and undergoes periodic examinations by those regulatory authorities.

The accompanying consolidated financial statements include Broadway Financial Corporation and its wholly owned subsidiary, City First Bank, National Association (together with the Company, “City First Broadway”). Also included in the consolidated financial statements are the following subsidiaries of City First Bank: 1432 U Street LLC, Broadway Service Corporation, City First Real Estate LLC, City First Real Estate II LLC, City First Real Estate III LLC, City First Real Estate IV LLC, and CF New Markets Advisors, LLC (“CFNMA”). In addition, CFNMA also consolidates CFC Fund Manager II, LLC; City First New Markets Fund II, LLC; City First Capital IX, LLC; and City First Capital 45, LLC (“CFC 45”) into its financial results. The results of Broadway Service Corporation, a wholly owned subsidiary of the Bank, are also included in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

To prepare consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”), management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and actual results could differ from these estimates. The allowance and provision for loan losses, specific reserves for impaired loans, fair value of acquired assets and liabilities in business combinations, fair value of real estate owned, deferred tax asset valuation allowance, and fair values of investment securities and other financial instruments are particularly subject to change.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash items in the process of collection, amounts due from correspondent banks and the Federal Reserve Bank of San Francisco (the “Federal Reserve Bank”), and interest‑bearing deposits in other banks with initial terms of ninety days or less. The Company may be required to maintain reserve and clearing balances with the Federal Reserve Bank under the Federal Reserve Act of 1913, as amended. Effective on March 26, 2020, as a part of Federal Reserve Bank’s tools to promote maximum employment, Federal Reserve Bank Board reduced reserve requirement ratios to zero.  The reserve and clearing requirement balance were no longer required at December 31, 2021. Net cash flows are reported for customer loan and deposit transactions, interest‑bearing deposits in other banks, deferred income taxes and other assets and liabilities.

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

Concentration of Credit Risk

Concentrations of credit risk arise when several customers are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. The Company’s lending activities are predominantly in real estate loans that are secured by properties located in Southern California and in Washington D.C., and many of the borrowers reside in those areas. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy and real estate market in the markets in which the Company operates.

Loans Purchased

The Bank purchases or participates in loans originated by other institutions from time to time. Subject to regulatory restrictions applicable to savings institutions, the Bank’s current loan policies allow all loan types to be purchased. The determination to purchase specific loans or pools of loans is based upon the Bank’s investment needs and market opportunities and is subject to the Bank’s underwriting policies, which require consideration of the financial condition of the borrower and the appraised value of the property, among other factors. Premiums or discounts incurred upon the purchase of loans are recognized in income using the interest method over the estimated life of the loans, adjusted for actual prepayments. No loans were purchased during 2021 and 2020.

Purchased Credit Impaired Loans

As part the Company’s merger with CFBanc, the Company acquired certain loans that have shown evidence of credit deterioration since origination; these loans are referred to as purchased credit impaired loans (“PCI loans”). These PCI loans are recorded at their fair value at acquisition, such that there is no carryover of the seller’s allowance for loan losses. Such PCI loans are accounted for individually. The Company estimates the amount and timing of expected cash flows for each PCI loan, and the expected cash flows in excess of the allocated fair value is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (non-accretable difference). Over the life of the PCI loan, expected cash flows continue to be estimated each quarter. If the present value of expected cash flows decreases from the prior estimate, a provision for loan losses is recorded and an allowance for loan losses is established. If the present value of expected cash flows increases from the prior estimate, the increase is recognized as part of future interest income. If the timing and amount of cash flows is uncertain, then cash payments received will be recognized as a reduction of the recorded investment.

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

Church – Subject to adverse economic and employment conditions, which may lead to reduced cash flows from members’ donations and offerings, and the stability, quality, and popularity of church leadership.

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

Real Estate Owned

Assets acquired through, or by deed in lieu of, loan foreclosure are initially recorded at fair value less estimated costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through a provision that is charged to non‑interest expense. Operating costs after acquisition are expensed as incurred. The Company had no REO assets as of December 31, 2021 or December 31, 2020.

Business Combinations

Business combinations are accounted for using the acquisition accounting method. Under the acquisition method, the Company measures the identifiable assets acquired, including identifiable intangible assets, and liabilities assumed in a business combination at fair value on the acquisition date. Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.

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

Office Properties and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight‑line method with useful lives ranging from 10 to 40 years. Furniture, fixtures, and equipment are depreciated using the straight‑line method with useful lives ranging from 3 to 10 years. Leasehold improvements are amortized over the lease term or the estimated useful life of the asset, whichever is shorter.

Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stock

The Bank is a member of the FHLB and FRB systems. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB and FRB stock are carried at cost, classified as restricted securities, and periodically evaluated for impairment based on ultimate recovery of their par value. Both cash and stock dividends are reported as income when declared.

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

Earnings (Loss) Per Common Share

Basic earnings (loss) per share of common stock is computed pursuant to the two‑class method by dividing net income available to common stockholders less dividends paid on participating securities (unvested shares of restricted common stock) and any undistributed earnings attributable to participating securities by the weighted average common shares outstanding during the period. The weighted average common shares outstanding includes the weighted average number of shares of common stock outstanding less the weighted average number of unvested shares of restricted common stock. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per share of common stock includes the dilutive effect of unvested stock awards using treasury stock method and additional potential common shares issuable under stock options. Because the Company recorded losses for the years ended December 31, 2021 and 2020, no unvested stock awards or potential common shares issuable under stock options were included in diluted earnings per share in either year.

Comprehensive Loss

Comprehensive loss consists of the net loss from operations and other comprehensive income or loss. Other comprehensive loss includes unrealized gains and losses on securities available‑for‑sale, net of tax, which are also recognized as separate components of equity.

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

Fair values are estimated using relevant market information and other assumptions, as more fully disclosed in Note 10. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Operating Segments

The Company operates as a single segment. The operating information used by management to assess performance and make operating decisions about the Company is the consolidated financial data presented in these financial statements. For the years ended 2021 and 2020, the Company has determined that banking is its one reportable business segment.

Reclassifications

Some items in the prior year consolidated financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year consolidated net income or stockholders’ equity.

Accounting Pronouncements Yet to Be Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  ASU 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model.  The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor.  For debt securities with other-than-temporary impairment, the guidance will be applied prospectively.  Existing PCI assets will be grandfathered and classified as purchased credit deteriorated (PCD) assets at the date of adoption.  The asset will be grossed up for the allowance for expected credit losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield of such assets as of the adoption date.  Subsequent changes in expected credit losses will be recorded through the allowance.  For all other assets within the scope of CECL, a cumulative-effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective.

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

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.  This ASU clarifies the scope of the credit losses standard and addresses issues related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other things. The amendments to Topic 326 have the same effective dates as ASU 2016-13. This guidance is not expected to have a significant impact on the Company’s consolidated financial statements.
In March 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions regarding the accounting related to the modifications of certain contracts, relationships and other transactions that are affected by reference rate reform related to contracts that reference LIBOR or other reference rates that could be discontinued due to reference rate reform.  This guidance was effective immediately and was adopted by the Company as of January 1, 2022. As of December 31, 2021, the Company modified all of its loan contracts that were bencmarked to the LIBOR index to SOFR, and applied the practical expedients allowed by this ASU regarding treatment of those modifications.
In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief. This ASU allows entities to irrevocably elect the fair value option on an instrument-by-instrument basis for eligible financial assets measured at amortized cost basis upon adoption of the credit loss standards. The effective date for this ASU is the same as for ASU 2016-13. Management will evaluate this ASU in conjunction with ASU 2016-13 to determine whether the fair value option will be elected for any eligible financial assets.

In December 2020, the FASB issued ASU No. 2020-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. The amendments in this ASU are intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments are also intended to improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. Adoption of this ASU is not expected to have a material effect on the Company’s financial position or results of operations.

Note 2 – Business Combination

The Company completed its merger with CFBanc Corporation on April 1, 2021, with the Company continuing as the surviving entity (the “CFBanc Merger”). Immediately following this merger, Broadway Federal Bank, f.s.b., a subsidiary of Broadway Financial Corporation, merged with and into City First Bank of D.C., National Association, with City First Bank of D.C., National Association continuing as the surviving entity (which concurrently changed its name to City First Bank, National Association). The Company recorded $5.6 million in direct transaction costs in connection with the merger during 2021, which  were comprised of $3.2 million in compensation costs and $2.4 million in professional services costs.

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

A component of total loans acquired from CFBanc were loans that were considered to be PCI loans. The following table presents the amounts that comprise the fair value of PCI loans as of the date of acquisition (in thousands):

Contractual amounts due	$1,825
Non-accretable difference (cash flows not expected to be collected)	(634)
Expected cash flows	1,191
Accretable yield	(346)
Fair value of acquired PCI loans	$845

After the acquisition date, the revenues and earnings of CFBanc are included in the Company’s Consolidated Statement of Operations for the year ended December 31, 2021and standalone financial information for each entity is not available.

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

	For the Year Ended December 31
	2021	2020
	(Dollars in thousands, except per share amounts)
Net interest income	$23,336	$18,684
Net income (loss)	(4,770)	110

Basic earnings per share	$(0.07)	$0.0
Diluted earnings per share	$(0.07)	$0.0

Note 3 – Capital Raise

On April 6, 2021, the Company completed the sale of 18,474,000 shares of Broadway Financial Corporation common stock in private placements to institutional and accredited investors at a purchase price of $1.78 per share for an aggregate purchase price of $30.8 million (net of expenses).

The following table shows the common stock issued on April 1, 2021 as a result of the merger and on April 6, 2021 as a result of the private placements by class:

	Common Shares Outstanding
	Voting Class A	Nonvoting Class B	Nonvoting Class C	Total Shares

Shares outstanding March 31, 2021:	19,142,498	-	8,756,396	27,898,894

Shares issued in merger	13,999,870	11,404,621	-	25,404,491
Shares exchanged post-merger	(681,300)	-	681,300	-
Shares cancelled	(52,105)	-	-	(52,105)
Shares issued in private placements	11,221,921	-	7,252,079	18,474,000
Fractional shares cancelled	(20)	(3)	-	(23)
Shares outstanding April 6, 2021:	43,630,864	11,404,618	16,689,775	71,725,257

Note 4 – Securities

The following table summarizes the amortized cost and fair value of the available‑for‑sale investment securities portfolios at December 31, 2021 and December 31, 2020 and the corresponding amounts of unrealized gains (losses) which are recognized in accumulated other comprehensive income:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2021:
Federal agency mortgage‑backed securities	$70,078	$196	$(244)	$70,030
Federal agency collateralized mortgage obligation (“CMO”)	9,391	11	(115)	9,287
Federal agency debt	38,152	106	(270)	37,988
Municipal bonds	4,898	40	(23)	4,915
U.S. treasuries	18,169	-	(218)	17,951
SBA pools	16,241	122	(138)	16,225
Total available‑for‑sale securities	$156,929	$475	$(1,008)	$156,396
December 31, 2020:
Federal agency mortgage‑backed securities	$5,550	$257	$-	$5,807
Federal agency debt	2,682	190	-	2,872
Municipal bonds	2,000	19	-	2,019
Total available‑for‑sale securities	$10,232	$466	$-	$10,698

At December 31, 2021, the Bank had 97 federal agency mortgage-backed securities with total amortized cost of $70.1 million, estimated total fair value of $70.0 million and an estimated average remaining life of 4.7 years; 11 federal agency CMO with a total amortized cost of $9.4 million and estimated total fair value of $9.3 million and an estimated average remaining life of 5.6 years; 15 federal agency debt with total amortized cost of 38.2 million, estimated total fair value of $38.0 million and an estimated average remaining life of 5.71 years ; 9 municipal bonds with a total amortized cost of $4.9 million and estimated total fair value of $4.9 million and an estimated average remaining life of 10.7 years; 9 U.S. treasuries with a total amortized cost of $18.2 million, estimated total fair value of $18.0 million and an estimated average remaining life of 3.6 years; and 16 SBA Pools with a total amortized cost of $16.2 million and an estimated average remaining life of 5.5 years.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  In 2021, the Bank purchased 5 federal agency mortgage-backed securities with total amortized cost of $9.6 million, estimated fair value of $9.6 million at December 31, 2021 and an estimated average remaining life of 5.4 years; 2 federal agency debt with total amortized cost of $4.9 million, estimated fair value of $4.9 million at December 31, 2021 and an estimated average remaining life of 4.7 years; and 1 federal agency CMO with total amortized cost of $2.0 million, estimated fair value of $1.9 million at December 31, 2021 and an estimated average remaining life of 5.1 years.

There were no sales of securities during the years ended December 31, 2021 and 2020.

The amortized cost and estimated fair value of all investment securities available-for-sale at December 31, 2021, by contractual maturities are shown below.  Contractual maturities may differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Due in one year or less	$1,014	$-	$(1)	$1,013
Due after one year through five years	33,613	15	(368)	33,260
Due after five years through ten years	46,437	114	(233)	46,318
Due after ten years (1)	75,865	346	(406)	75,805
	$156,929	$475	$(1,008)	$156,396

(1)	Mortgage-backed securities, collateralized mortgage obligations and SBA pools do not have a single stated maturity date and therefore have been included in the “Due after ten years” category.

The Bank held 129 securities with unrealized losses of $1,008 thousand at December 31, 2021. None of these securities has been in a loss position for greater than one year.  The Bank’s securities were primarily issued by the federal government or its agencies. The unrealized gains or losses on our available-for-sale securities at December 31, 2021 were primarily caused by movements in market interest rates subsequent to the purchase of such securities.

Securities with a market value of $53.2 million were pledged as collateral for securities sold under agreements to repurchase as of December 31, 2021 and included $25.9 million of federal agency mortgage-backed securities, $13.3 million of federal agency debt, $9.8 million of SBA pool, and $4.2 million of federal agency CMO. There were no securities pledged as collateral for securities sold under agreements to repurchase as December 31, 2020.

At December 31, 2021 and 2020, there were no securities pledged to secure public deposits since those public deposits are under $250 thousand which are fully insured by FDIC. At December 31, 2021 and 2020, there were no holdings of securities by any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

Note 5 – Loans Receivable Held for Sale

The Bank had no loans held for sale as of December 31, 2021 and 2020.  Multi-family loans held for sale totaling $13.7 million were transferred to the loans held for investment portfolio during 2020 at the lower of cost or fair value.  Loan sales of $22.8 million in multi‑family loans were completed during 2020 for a total gain of $276 thousand.

Note 6 – Loans Receivable Held for Investment

Loans receivable held for investment were as follows as of the periods indicated:

	December 31, 2021	December 31, 2020
	(In thousands)
Real estate:
Single family	$45,372	$48,217
Multi‑family	393,704	272,387
Commercial real estate	93,193	24,289
Church	22,503	16,658
Construction	32,072	429
Commercial – other	46,539	57
SBA loans	18,837	-
Consumer	-	7
Gross loans receivable before deferred loan costs and premiums	652,220	362,044
Unamortized net deferred loan costs and premiums	1,526	1,300
	653,746	363,344
Credit and interest marks on purchased loans, net	(1,842)	-
Allowance for loan losses	(3,391)	(3,215)
Loans receivable, net	$648,513	$360,129

As of December 31, 2021, the commercial loan category above included $18.0 million of loans issued under the SBA’s Paycheck Protection Program (“PPP”). PPP loans have terms of two to five years and earn interest at 1%. PPP loans are fully guaranteed by the SBA and have virtually no risk of loss. The Bank expects the vast majority of the PPP loans to be fully forgiven by the SBA.

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	For the year ended December 31, 2021
	Real Estate
	Single family	Multi‑ family	Commercial real estate	Church	Construction	Commercial – other	Consumer	Total
	(In thousands)
Beginning balance	$296	$2,433	$222	$237	$22	$4	$1	$3,215
Provision for (recapture of) loan losses	(151)	224	14	(134)	190	19	14	176
Recoveries	-	-	-	-	-	-	-	-
Loans charged off	-	-	-	-	-	-	-	-
Ending balance (1)	$145	$2,657	$236	$103	$212	$23	$15	$3,391
(1)	Loans acquirqed in the City First Merger and PPP loans originated since the merger were not considered in this analysis.

	For the year ended December 31, 2020
	Real Estate
	Single family	Multi‑ family	Commercial real estate	Church	Construction	Commercial – other	Consumer	Total
	(In thousands)
Beginning balance	$312	$2,319	$133	$362	$48	$7	$1	$3,182
Provision for (recapture of) loan losses	(20)	114	89	(125)	(26)	(3)	-	29
Recoveries	4	-	-	-	-	-	-	4
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$296	$2,433	$222	$237	$22	$4	$1	$3,215

As part of the CFBanc Merger, the Company acquired loans for which there was, at acquisition, evidence of credit deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. Prior to the CFBanc Merger, there were no such acquired loans. The carrying amount of those loans as of December 31, 2021, was as follows:

(In thousands)
Real estate:
Single family	$558
Commercial real estate	221
Commercial – other	104
$883

On the acquisition date, the amount by which the undiscounted expected cash flows of the PCI loans exceeded the estimated fair value of the loan is the accretable yield. The accretable yield is measured at each financial reporting date and represents the difference between the remaining undiscounted cash flows and the current carrying value of the PCI loan. At December 31, 2021, none of the Company’s PCI loans were classified as nonaccrual.

The following table summarizes the accretable yield on the PCI loans for the year ended December 31, 2021:

(In thousands)
Balance on acquisition date	$-
Additions	346
Accretion	(57)
Balance at the end of the year	$289

The following tables present the balance in the allowance for loan losses and the recorded investment (unpaid contractual principal balance less charge‑offs, less interest applied to principal, plus unamortized deferred costs and premiums) by loan type and based on impairment method as of and for the periods indicated:

	December 31, 2021
	Real Estate
	Single family	Multi‑ family	Commercial real estate	Church	Construction	Commercial – other	SBA	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3	$-	$-	$4	$-	$-	$-	$7
Collectively evaluated for impairment	142	2,657	236	99	212	23	15	3,384
Total ending allowance balance	$145	$2,657	$236	$103	$212	$23	$15	$3,391
Loans:
Loans individually evaluated for impairment	$65	$282	$-	$1,954	$-	$-	$-	$2,301
Loans collectively evaluated for impairment	32,599	353,179	25,507	9,058	24,225	3,124	-	447,692
Subtotal	32,664	353,461	25,507	11,012	24,225	3,124	-	449,993
Loans acquired in the Merger	12,708	41,769	67,686	11,491	7,847	43,415	18,837	203,753
Total ending loans balance	$45,372	$395,230	$93,193	$22,503	$32,072	$46,539	$18,837	$653,746

	December 31, 2020
	Real Estate
	Single family	Multi‑ family	Commercial real estate	Church	Construction	Commercial – other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$89	$-	$-	$52	$-	$-	$-	$141
Collectively evaluated for impairment	207	2,433	222	185	22	4	1	3,074
Total ending allowance balance	$296	$2,433	$222	$237	$22	$4	$1	$3,215
Loans:
Loans individually evaluated for impairment	$573	$298	$-	$3,813	$-	$47	$-	$4,731
Loans collectively evaluated for impairment	47,784	273,566	24,322	12,495	430	9	7	358,613
Total ending loans balance	$48,357	$273,864	$24,322	$16,308	$430	$56	$7	$363,344

The following table presents information related to loans individually evaluated for impairment by loan type as of the periods indicated:

	December 31, 2021			December 31, 2020
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Single‑family	$-	$-	$-	$2	$1	$-
Multi‑family	282	282	-	298	298	-
Church	-	-	-	2,527	1,970	-
With an allowance recorded:
Single family	65	65	3	573	573	89
Church	1,954	1,954	4	1,842	1,842	52
Commercial – other	-	-	-	47	47	-
Total	$2,301	$2,301	$7	$5,289	$4,731	$141

The recorded investment in loans excludes accrued interest receivable due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for net charge‑offs.

The following tables present the monthly average of loans individually evaluated for impairment by loan type and the related interest income for the periods indicated:

	For the year ended December 31, 2021		For the year ended December 31, 2020
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$66	$5	$591	$29
Multi‑family	290	19	306	21
Church	2,310	176	4,033	442
Commercial – other	-	-	55	4
Total	$2,666	$200	$4,985	$496

Cash‑basis interest income recognized represents cash received for interest payments on accruing impaired loans and interest recoveries on non‑accrual loans that were paid off. Interest payments collected on non‑accrual loans are characterized as payments of principal rather than payments of the outstanding accrued interest on the loans until the remaining principal on the non‑accrual loans is considered to be fully collectible or paid off. When a loan is returned to accrual status, the interest payments that were previously applied to principal are deferred and amortized over the remaining life of the loan. Foregone interest income that would have been recognized had loans performed in accordance with their original terms amounted to $71 thousand and $89 thousand for the years ended December 31, 2021 and 2020, respectively, and were not included in the consolidated results of operations.

The following tables present the aging of the recorded investment in past due loans by loan type as of the periods indicated:

	December 31, 2021
	30‑59 Days Past Due	60‑89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single family	$-	$-	$-	$-	$45,372	$45,372
Multi‑family	-	-	-	-	395,230	395,230
Commercial real estate	-	2,423	-	2,423	90,770	93,193
Church	-	-	-	-	22,503	22,503
Construction	-	-	-	-	32,072	32,072
Commercial – other	-	-	-	-	46,539	46,539
SBA loans					18,837	18,837
Consumer	-	-	-	-	-	-
Total	$-	$2,423	$-	$2,423	$651,323	$653,746

	December 31, 2020
	30‑59 Days Past Due	60‑89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single family	$-	$-	$-	$-	$48,357	$48,357
Multi‑family	-	-	-	-	273,864	273,864
Commercial real estate	-	-	-	-	24,322	24,322
Church	-	-	-	-	16,308	16,308
Construction	-	-	-	-	430	430
Commercial – other	-	-	-	-	56	56
Consumer	-	-	-	-	7	7
Total	$-	$-	$-	$-	$363,344	$363,344

The following table presents the recorded investment in non‑accrual loans by loan type as of the periods indicated:

	December 31, 2021	December 31, 2020
Loans receivable held for investment:	(In thousands)
Single family	$-	$1
Church	684	786
Total non-accrual loans	$684	$787

There were no loans 90 days or more delinquent that were accruing interest as of December 31, 2021 or December 31, 2020.

Troubled Debt Restructurings

At December 31, 2021, loans classified as troubled debt restructurings (“TDRs”) totaled $1.8 million, of which $188 thousand were included in non‑accrual loans and $1.6 million were on accrual status. At December 31, 2020, loans classified as TDRs totaled $4.5 million, of which $232 thousand were included in non‑accrual loans and $4.3 million were on accrual status. The Company has allocated $7 thousand and $141 thousand of specific reserves for accruing TDRs as of December 31, 2021 and 2020, respectively. TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period and for which the Bank anticipates full repayment of both principal and interest. TDRs that are on non‑accrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments, as modified. A well‑documented credit analysis that supports a return to accrual status based on the borrower’s financial condition and prospects for repayment under the revised terms is also required. As of December 31, 2021 and 2020, the Company had no commitment to lend additional amounts to customers with outstanding loans that are classified as TDRs. No loans were modified during the years ended December 31, 2021 and 2020.

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

The following table shows the risk categories of loans by type excluding loans acquired in the City First Merger as of  December 31, 2021:

	December 31, 2021
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Single family	$32,664	$-	$-	$-	$-	$-	$32,664
Multi‑family	353,118	-	-	343	-	-	353,461
Commercial real estate	24,049	-	-	1,458	-	-	25,507
Church	8,530	-	-	2,482	-	-	11,012
Construction	8,275	15,950	-	-	-	-	24,225
Commercial – other	3,124	-	-	-	-	-	3,124
Consumer	-	-	-	-	-	-	-
Total	$429,760	$15,950	$-	$4,283	$-	$-	$449,993

The following table shows the risk categories of loans by type for loans acquired in the City First Merger as of December 31, 2021:

	December 31, 2021
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
		(In thousands)
Single family	$9,790	$1,343	$271	$1,304	$-	$-	$12,708
Multi‑family	25,023	7,987	575	8,184	-	-	41,769
Commercial real estate	45,208	7,034	9,847	5,597	-	-	67,686
Church	11,491	-	-	-	-	-	11,491
Construction	2,247	5,600	-	-	-	-	7,847
Commercial – other	30,864	12,551	-	-	-	-	43,415
SBA	18,665	-	172	-	-	-	18,837
Total	$143,288	$34,515	$10,865	$15,085	$-	$-	$203,753

	December 31, 2020
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Single family	$48,357	$-	$-	$-	$-	$-	$48,357
Multi‑family	273,501	-	-	363	-	-	273,864
Commercial real estate	22,834	1,488	-	-	-	-	24,322
Church	12,899	657	-	2,752	-	-	16,308
Construction	430	-	-	-	-	-	430
Commercial – other	9	-	-	47	-	-	56
Consumer	7	-	-	-	-	-	7
Total	$358,037	$2,145	$-	$3,162	$-	$-	$363,344

Note 7 – Office Properties and Equipment, net

Year‑end office properties and equipment were as follows:

	2021	2020
	(In thousands)
Land	$5,322	$572
Office buildings and improvements	5,763	3,275
Rights of use assets	1,120	190
Furniture, fixtures, and equipment	2,171	2,239
	14,376	6,276
Less accumulated depreciation	(4,032)	(3,736)
Office properties and equipment, net	$10,344	$2,540

Depreciation expense was $287 thousand and $121 thousand for the years 2021 and 2020, respectively.

Note 8 – Leases

Effective October 1, 2021, the Bank entered into an operating lease for its administrative offices at 4601 Wilshire Boulevard in  Los Angeles. The right of use (“ROU”) asset and operating lease liability are recorded in fixed assets and other liabilities, respectively, in the consolidated statements of financial condition.

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

The operating lease has one 5-year extension option at the then fair market rate. As this extension option is not reasonably certain of exercise, it is not included in the lease term. The Bank recorded an ROU asset of $1.1 million and an operating lease liability of $1.1 million as of December 31, 2021. The Bank has no finance leases.

Rent expense under the operating lease at 4601 Wilshire Boulevard in Los Angeles was $61 thousand for 2021. The Company paid $417 thousand in rent expense in 2021 and $598 thousand in rent expense in 2020 for an operating lease on its previous administrative offices and branch location at 5055 Wilshire Boulevard in Los Angeles.

Additional information regarding our operating leases is summarized below for the periods indicated dollars in thousands):

Year Ended December 31, 2021

Cash paid for amounts included in the measurement of lease liabilities for operating leases:	$57
ROU assets obtained in exchange for lease liabilities	$1,119
Weighted average remaining lease term in months	57
Weighted average discount rate	1.10%

The future minimum payments for operating leases with remaining terms of one year or more as of December 31, 2021 were as follows (in thousands):

Year ended December 31, 2022	$229
Year ended December 31, 2023	236
Year ended December 31, 2024	244
Year ended December 31, 2025	252
Year ended December 31, 2026	193
Total future minimum lease payments	1,154
Amounts representing interest	(31)
Present value of net future minimum lease payments	$1,123

Note 9 – Goodwill and Core Deposit Intangible

In connection with the CFBanc Merger, the Company recognized goodwill of $26.0 million and a core deposit intangible of $3.3 million. The following table presents the changes in the carrying amounts of goodwill and core deposit intangibles for the year ended December 31, 2021:

	Goodwill	Core Deposit Intangible
	(In thousands)
Balance at the beginning of the period	$-	$-
Additions	25,996	3,329
Amortization	-	(393)
Impairment	-	-
Balance at the end of the period	$25,996	$2,936

No impairment charges were recorded during 2021 for goodwill impairment. Management’s assessment of goodwill is performed in accordance with ASC 350-20 – Intangibles-Goodwill and Other, which allows the Company to perform a qualitative assessment of goodwill to determine if it is more likely than not the fair value of the Company’s equity is below its carrying value. The Company performed its qualitative assessment as of November 30, 2021. Due to the relatively short amount of time that has passed between the acquisition date, the fact that the combined Company is realizing the intended benefits of the Merger (i.e. lower cost of funds, increased ability to lend, etc.), and the Company’s stock price post-acquisition, no impairment charges were recorded during 2021 for goodwill.

The following table outlines the estimated amortization expense related to the core deposit intangible during the next five fiscal years:

(In thousands)

2022	$435
2023	390
2024	336
2025	315
2026	304
Thereafter	1,156
$2,936

Note 10 – Fair Value

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
At December 31, 2021:
Securities available for sale:
Federal agency mortgage‑backed securities	$-	$70,030	$-	$70,030
Federal agency CMO	-	9,287	-	9,287
Federal agency debt	-	37,988	-	37,988
Municipal bonds	-	4,915	-	4,915
U.S. Treasuries	-	17,951	-	17,951
SBA Pools	-	16,225	-	16,225

At December 31, 2020:	-
Securities available for sale:
Federal agency mortgage‑backed securities	$-	$5,807	$-	$5,807
Municipal bonds	-	2,019	-	2,019
Federal agency debt	-	2,872	-	2,872

There were no transfers between Level 1, Level 2, or Level 3 during the years ended December 31, 2021 and 2020.

Fair Values of Financial Instruments

The carrying amounts and estimated fair values of financial instruments as of the periods indicated were as follows:

	Carrying	Fair Value Measurements at December 31, 2021
	Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$231,520	$231,520	$-	$-	$231,520
Securities available‑for‑sale	156,396	-	156,396	-	156,396
Loans receivable held for investment	648,513	-	-	623,778	623,778
Accrued interest receivable	3,372	19	1,089	2,264	3,372
Bank owned life insurance	3,190	3,190	-	-	3,190
Financial Liabilities:
Deposits	$788,052	$-	$754,181	$-	$754,181
Federal Home Loan Bank advances	85,952	-	87,082	-	87,082
Securities sold under agreements to repurchase	51,960	-	-	-	51,960
Notes payable	14,000	-	-	-	14,000
Accrued interest payable	119	-	119	-	119

	Carrying	Fair Value Measurements at December 31, 2020
	Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$96,109	$96,109	$-	$-	$96,109
Securities available‑for‑sale	10,698	-	10,698	-	10,698
Loans receivable held for investment	360,129	-	-	366,279	366,279
Accrued interest receivable	1,202	60	14	1,128	1,202
Bank owned life insurance	5,633	5,633	-	-	5,633
Financial Liabilities:
Deposits	$315,630	$-	$312,725	$-	$312,725
Federal Home Loan Bank advances	110,500	-	113,851	-	113,851
Junior subordinated debentures	3,315	-	-	2,798	2,798
Accrued interest payable	88	-	84	4	88

Note 11 – Deposits

Deposits are summarized as follows:

	December 31,
	2021	2020
	(In thousands)
NOW account and other demand deposits	$90,285	$15,237
Non‑interest bearing demand deposits	220,152	47,269
Money market deposits	204,888	60,281
Passbook	70,750	64,127
Certificates of deposit	201,977	128,716
Total	$788,052	$315,630

The Bank accepts two types of deposits from a deposit placement service called the Certificate of Deposit Account Registry Service (“CDARS”). Reciprocal deposits are the Bank’s own retail deposits in amounts in excess of the insured limits. The CDARS program allows banks to place their customers’ funds in FDIC‑insured certificates of deposit at other banks and, at the same time, receive an equal sum of funds from the customers of other banks in the CDARS Network. These deposits totaled $141.6 million and $35.8 million at December 31, 2021 and 2020, respectively and are not considered to be brokered deposits.

One‑way deposits are also available using the CDARS program. With the one‑way program, the Bank accepts deposits from CDARS even though there is no customer account involved. These one-way deposits, which are considered to brokered deposits, totaled $223 thousand and $9.6 million at December 31, 2021 and 2020, respectively.

At December 31, 2021 and 2020, the Bank had $5.0 million and $15.1 million in (non-CDARS) brokered deposits, respectively.

Scheduled maturities of certificates of deposit for the next five years are as follows:

Maturity	Amount
(In thousands)
2022	$191,943
2023	8,103
2024	834
2025	796
2026	237
Thereafter	64
$201,977

Certificates of deposit of $250 thousand or more totaled $20.4 million and $18.9 million at December 31, 2021 and 2020, respectively.

The Company has a significant concentration of deposits with five long‑time customers that accounted for approximately 22% of its deposits as of December 31, 2021. The Company expects to maintain the relationships with the customers for the near term.
Deposits from principal officers, directors, and their affiliates totaled $22.7 million and $838 thousand at December 31, 2021 and 2020, respectively.

Note 12 – Federal Home Loan Bank Advances

The following table summarizes information relating to FHLB advances at or for the periods indicated:

	At or For the Year Ended
	2021	2020
	(Dollars in thousands)
FHLB Advances:
Average balance outstanding during the year	$100,471	$114,020
Maximum amount outstanding at any month‑end during the year	$113,580	$121,500
Balance outstanding at end of year	$85,952	$110,500
Weighted average interest rate at end of year	1.85%	1.94%
Average cost of advances during the year	1.96%	1.91%
Weighted average contractual maturity (in months)	22	27

Each advance is subject to a prepayment penalty if paid before its maturity date. The advances were collateralized by $165.0 million and $220.0 million of first mortgage loans at December 31, 2021 and 2020, respectively, under a blanket lien arrangement.  Based on collateral pledged and the Company’s holdings of FHLB stock as of December 31, 2021, the Company was eligible to borrow up to an additional $14.4 million at year‑end 2021.

Scheduled maturities of FHLB advances over the next five years are as follows:

Amount
(In thousands)
2022	$18,140
2023	30,140
2024	5,140
2025	32,532
2026	-
$85,952

Note 13 – Junior Subordinated Debentures

On March 17, 2004, the Company issued $6.0 million of Floating Rate Junior Subordinated Debentures (the “Debentures”) in a private placement to a trust that was capitalized to purchase subordinated debt and preferred stock of multiple community banks. Interest on the Debentures is payable quarterly at a rate per annum equal to the 3‑Month LIBOR plus 2.54%. On October 16, 2014, the Company made payments of $900 thousand of principal on Debentures, executed a Supplemental Indenture for the Debentures that extended the maturity of the Debentures to March 17, 2024, and modified the payment terms of the remaining $5.1 million principal amount thereof. The Company made quarterly payments of interest only through March 2020 at the original rate of 3‑Month LIBOR plus 2.54%. Starting in June 2020, the Company began making quarterly payments of equal amounts of principal plus interest at the original rate of 3-Month LIBOR plus 2.54%.

On September 17, 2021, the Company fully redeemed its Floating Rate Junior Subordinated Debentures for $2.8 million.

Note 14 – Securities Sold Under Agreements to Repurchase

The Bank enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Bank may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Bank to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Banks’s consolidated statements of financial condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. As of December 31, 2021, securities sold under agreements to repurchase totaled $52.0 million at an average rate of 0.10%. These agreements mature on a daily basis. The market value of securities pledged totaled $53.2 million as of December 31, 2021 and included $13.3 million of U.S. Government Agency securities and $39.9 million of mortgage-backed securities. There were no securities sold under agreements to repurchase or securities pledged as of December 31, 2020.

Note 15 – Notes Payable

In connection with the New Market Tax Credit activities of City First Bank, CFC 45 is a partnership whose members include CFNMA and City First New Markets Fund II, LLC. This CDE acts in effect as a pass-through for a Merrill Lynch allocation totaling $14.0 million that needed to be deployed. In December 2015, Merrill Lynch made a $14.0 million non-recourse loan to CFC 45, whereby CFC 45 passed that loan through to a Qualified Active Low-Income Community Business (“QALICB”). The loan to the QALICB is secured by a Leasehold Deed of Trust that, due to the pass-through, non-recourse structure, is operationally and ultimately for the benefit of Merrill Lynch rather than CFC 45. Debt service payments received by CFC 45 from the QALICB are passed through to Merrill Lynch in return for which CFC 45 receives a servicing fee. The financial statements of CFC 45 are consolidated with those of the Bank and the Company.

There are two notes outstanding at CFC 45. Note A is in the amount of $9.9 million with a fixed interest rate of 5.2% per annum. Note B is in the amount of $4.1 million with a fixed interest rate of 0.24% per annum. Quarterly interest only payments commenced in March 2016 and will continue through March 2023 for Notes A and B. Beginning in September 2023, quarterly principal and interest payments will be due for Notes A and B. Both notes will mature on December 1, 2040.

Note 16 – Employee Benefit Plans

401(k) Plans

As of December 31, 2021,  the Company was operating under two different 401(k) plans.

Broadway Federal 401(k) Plan

The Broadway Federal Bank 401(k) benefit plan allows employee contributions for substantially all employees up to 15% of their compensation, which are matched at a rate equal to 50% of the first 6% of the compensation contributed. Expense totaled $142 thousand and $146 thousand for 2021 and 2020.

City First Bank 401(k) Plan

The City First Bank 401(k) benefit plan allows employee contributions for substantially all employees us to the IRS limit, 100% of which is matched by the Bank up to 3% of each employee’s contribution. In addition, City First Bank makes a non-elective safe harbor contribution of 3% of each eligible employee’s compensation.Expense for this plan totaled $174 thousand for 2021.

ESOP Plan

Employees participate in an Employee Stock Option Plan (“ESOP”) after attaining certain age and service requirements. In December 2016, the ESOP purchased 1,493,679 shares of the Company’s common stock at $1.59 per share, for a total cost of $2.4 million, of which $1.2 million was funded with a loan from the Company. The loan will be repaid from the Bank’s annual discretionary contributions to the ESOP, net of dividends paid, over a period of 20 years. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. When loan payments are made, shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid‑in capital. Dividends on allocated shares increase participant accounts. Dividends on unallocated shares will be used to repay the loan. At the end of employment, participants will receive shares for their vested balance. Compensation expense related to the ESOP was $109 thousand for 2021 and $68 thousand for 2020.

Shares held by the ESOP were as follows:

	December 31, 2021	December 31, 2020
	(Dollars in thousands)
Allocated to participants	1,087,216	1,065,275
Committed to be released	10,064	10,236
Suspense shares	521,618	562,391
Total ESOP shares	1,618,898	1,637,902
Fair value of unearned shares	$1,454	$1,040

During 2021 and 2020, 40,945 and 41,665 of ESOP shares were released for allocation to participants, respectively. The outstanding balance of unearned ESOP shares at December 31, 2021 and 2020 were $829 thousand and $893 thousand, respectively, which are shown as Unearned ESOP shares in the equity section of the consolidated statements of financial condition.

Note 17 – Income Taxes

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

Income tax (benefit) expense was as follows:

	2021	2020
	(In thousands)
Current
Federal	$4	$(59)
State	(38)	144
Deferred
Federal	(909)	7
State	(363)	(499)
Change in Valuation Allowance	369	-
Total	$(937)	$(407)

Effective tax rates differ from the federal statutory rate of 21% applied to income before income taxes due to the following:

	2021	2020
	(In thousands)
Federal statutory rate times financial statement net loss	$(1,026)	$(220)
Effect of:
State taxes, net of federal benefit	(292)	(7)
Earnings from bank owned life insurance	(9)	(10)
Merger-related expense	195	200
Low income housing credits	(58)	(117)
Change in valuation allowance	369	-
Tax effect of stock-based compensation	(129)	-
Tax benefit from tax positions taken in prior years	-	(273)
Other, net	13	20
Total	$(937)	$(407)

Year‑end deferred tax assets and liabilities were due to the following:

	2021	2020
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$677	$909
Accrued liabilities	954	139
State income taxes	1	58
Stock compensation	154	310
Net operating loss carryforward	3,946	3,437
Non‑accrual loan interest	51	1
Partnership investment	155	188
General business credit	2,006	1,969
Alternative minimum tax credit	5	34
Net unrealized loss on securities available-for-sale	464	-
Right of use liability	319	-
Fair value adjustment on acquired loans	521	-
Other	363	40
Total deferred tax assets	9,616	7,085
Less: valuation allowance	(369)	-
Total deferred tax assets, net of valuation allowance	9,247	7,085
Deferred tax liabilities:
Section 481 Adjustments to bad debts	(6)	(334)
Deferred loan fees/costs	(750)	(651)
Basis difference on fixed assets	(702)	(18)
Net unrealized appreciation on available‑for‑sale securities	-	(138)
FHLB stock dividends	(98)	(266)
Mortgage servicing rights	-	(1)
Prepaid expenses	(220)	(44)
Right of use assets	(317)	-
Core deposit intangibles	(1,053)	-
Total deferred tax liabilities	(3,146)	(1,452)
Net deferred tax assets	$6,101	$5,633

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluated both positive and negative evidence, the amount of taxes paid in available carry‑back years, and the forecasts of future income and tax planning strategies. Based on this analysis, the Company determined that, as of December 31, 2021, a valuation allowance of $369 thousand was required on the Company’s deferred tax assets, which totaled $6.1 million (net of valuation allowance). As of December 31, 2020, no valuation allowance required on the Company’s deferred tax assets, which totaled $5.6 million.

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

As of December 31, 2021, the Company had federal net operating loss carryforwards of $7.4 million. Approximately $2.1 million of the federal net operating loss carryforwards can be carried forward indefinitely. The remaining $5.3 million will begin to expire, if not utilized, in 2032 through 2037. The Company also had California net operating loss carryforwards of $27.6 million which will begin to expire in 2032 through 2041 if not utilized, and D.C. net operating loss carryforwards of $0.6 million which can be carried forward indefinitely. The Company also had federal general business credits of $2.0 million, which will begin to expire in 2030 through 2041, if not utilized.

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

The Company did not have any unrecognized tax benefits as of December 31, 2021 and 2020.

Federal tax years 2018 through 2021 remain open for the assessment of Federal income tax. California tax years 2017 through 2021 remain open for the assessment of California franchise tax. The Company is not currently under examinations by any tax authorities.

Note 18 – Stock‑Based Compensation

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

On July 25, 2018, the stockholders approved the 2018 Long‑Term Incentive Plan (“2018 LTIP”). As with the 2008 LTIP, the 2018 LTIP permits the grant of non‑qualified and incentive stock options, stock appreciation rights, full value awards and cash incentive awards. The plan will be in effect for ten years. The maximum number of shares that can be awarded under the plan is 1,293,109 shares of common stock. As of December 31, 2021, 481,064 shares had been awarded and 812,045 shares were available under the 2018 LTIP.

No stock options were granted during the years ended December 31, 2021 and December 31, 2020.

The following table summarizes stock option activity during the years ended December 31, 2021 and 2020:

	2021		2020
	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
Outstanding at beginning of year	450,000	$1.62	455,000	$1.67
Granted during the year	-	-	-	-
Exercised during the year	-	-	-	-
Forfeited or expired during the year	-	-	(5,000)	6.00
Outstanding at end of year	450,000	$1.62	450,000	$1.62
Exercisable at end of year	450,000	$1.62	360,000	$1.62

For the years ended December 31, 2021 and 2020, the Company recorded $7 thousand and $39 thousand, respectively, of stock‑based compensation expense related to stock options. As of December 31, 2021, there was no unrecognized compensation cost related to non-vested stock options granted under the plan.

Options outstanding and exercisable at year‑end 2021 were as follows:

	Outstanding				Exercisable
Grant Date	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
February 24, 2016	450,000	4.15 years	$1.62		450,000	$1.62
	-	4.15 years	$1.62	$-	450,000	$1.62	$-

In February 2021 and 2020, the Company awarded 20,736 and 30,930 shares of common stock, respectively, to its directors under the 2018 LTIP, which are fully vested.  The Company recorded $45 thousand of compensation expense in each of the years ended December 31, 2021 and December 31, 2020, based on the fair value of the stock, which was determined using the average of the high and the low price of the stock on the date of the award.

In July of 2021, the Company awarded 64,516 shares of common stock to its Chief Executive Officer, which are fully vested. The company recorded $200 thousand of compensation expense for the year ended December 31, 2021 based on the fair value of the stock, which was determined using the average of the high and the low price of the stock on the date of the award.

In February 2020, the Company awarded 140,218 shares of restricted stock to its officers and employees under the 2018 LTIP.  Each restricted stock award was valued based on the fair value of the stock, which was determined using the average of the high and the low price of the stock on the date of the award.  These awarded shares of restricted stock became fully vested on April 1, 2021, the date of the Merger, and all unrecognized compensation expense was recognized at that time. During 2021, and 2020, the Company recorded $153 thousand and $340 thousand of stock based compensation expense related to shares awarded to employees.  As all restricted stock awarded to employees were fully vested as of December 31, 2021, there was no remaining unrecognized compensation cost related to non-vested restricted stock awards as of December 31, 2021.

Note 19 – Capital and Regulatory Matters

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

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have developed a “Community Bank Leverage Ratio” (“CBLR”) (the ratio of a bank’s tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies have set the Community Bank Leverage Ratio at 9%. The CARES Act temporarily lowered this ratio to 8% beginning in the three months ended September 30, 2020. The ratio then rose to 8.5% for 2021 and reestablished at 9% on January 1, 2022.

City First Bank, N.A. elected to adopt the CBLR option on April 1, 2020 as reflected in its June 30, 2020  Call Report. Its CBLR as of December 31, 2021 is shown in the table below. The Company’s former subsidiary, Broadway Federal Bank, f.s.b., did not elect to adopt the CBLR and reported the December 31, 2020 capital ratios as shown in the table below.

	Actual		Minimum Capital Requirements			Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in thousands)
December 31, 2021:
Community Bank Leverage Ratio (1)	$98,590	9.32%		$		$89,871	8.50%
December 31, 2020:
Tier 1 (Leverage)	$46,565	9.54%	$19,530		4.00%	$24,413	5.00%
Common Equity Tier 1	$46,565	18.95%	$11,059		4.50%	$15,975	6.50%
Tier 1	$46,565	18.95%	$14,746		6.00%	$19,661	8.00%
Total Capital	$49,802	20.20%	$19,661		8.00%	$24,577	10.00%

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

At December 31, 2021, the Company and the Bank met all the capital adequacy requirements to which they were subject. In addition, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred that would materially adversely change the Bank’s capital classifications. From time to time, we may need to raise additional capital to support the Bank’s further growth and to maintain the “well capitalized” status.

The Bank’s capital requirements are administered by the OCC and involve quantitative measures of assets, liabilities, and certain off‑balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the OCC. Failure to meet capital requirements can result in regulatory action.

Note 20 – Loan Commitments and Other Related Activities

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

The contractual amounts of financial instruments with off‑balance‑sheet risk at year‑end were as follows:

	2021	2020
	(In thousands)
Commitments to make loans	$13,384	$-
Unfunded construction loans	10,352
Unused lines of credit – variable rates	9,326	2,472

Commitments to make loans are generally made for periods of 60 days or less. At December 31, 2021, loan commitments consisted of five (5) multi‑family residential loans with initial five-year interest rates ranging from 3.125% to 3.50%, three (3) commercial real estate loans and with interest rates ranging from 3.25% to 4.05%, and two commercial loans with interest rates ranging from 4.25% to 5%. Unfunded construction loans and line of credit loans have variable interest rates based on prime.

At December 31, 2020, the Bank did not have any commitments to originate loans.

Note 21 – Parent Company Only Condensed Financial Information

Condensed financial information of Broadway Financial Corporation follows:

Condensed Balance Sheet
December 31,

	2021	2020
	(In thousands)
Assets
Cash and cash equivalents	$6,439	$126
Investment in bank subsidiary	131,540	49,418
Other assets	3,604	2,735
Total assets	$141,583	$52,279
Liabilities and stockholders’ equity
Junior subordinated debentures	$-	$3,315
Accrued expenses and other liabilities	583	79
Stockholders’ equity	141,000	48,885
Total liabilities and stockholders’ equity	$141,583	$52,279

Condensed Statements of Income
Years ended December 31,

	2021	2020
	(In thousands)
Interest income	$27	$23
Interest expense	(60)	(133)
Other expense	(1,982)	(1,033)
Loss before income tax and undistributed subsidiary income	(2,015)	(1,143)
Income tax benefits	405	291
Equity in undistributed subsidiary (loss) income	(2,440)	210
Net loss	$(4,050)	$(642)

Condensed Statements of Cash Flows
Years ended December 31,

	2021	2020
	(In thousands)
Cash flows from operating activities
Net loss	$(4,050)	$(642)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in undistributed subsidiary loss (income)	2,440	(210)
Change in other assets	(869)	(223)
Change in accrued expenses and other liabilities	504	21
Net cash used in operating activities	(1,975)	(1,054)
Cash flows from investing activities
Capital distribution to bank subsidiary	(20,000)	-
Dividends from bank subsidiary	700	2,000
Net cash (used in) provided by investing activities	(19,300)	2,000
Cash flows from financing activities
Proceeds from sale of stock	30,837	-
Repayments of borrowings	(3,315)	(1,020)
Proceeds from repayment of ESOP loan	66	66
Net cash used in financing activities	27,588	(954)
Net change in cash and cash equivalents	6,313	(8)
Beginning cash and cash equivalents	126	134
Ending cash and cash equivalents	$6,439	$126

Note 22 – Loss Per Common Share

The factors used in the earnings per common share computation follow:

	2021	2020
	(Dollars in thousands, except share and per share)
Net loss	$(4,050)	$(642)
Less net income attributable to participating securities	-	-
Loss available to common stockholders	$(4,050)	$(642)
Weighted average common shares outstanding for basic earnings per common share	60,151,556	27,163,427
Add: dilutive effects of unvested restricted stock awards	-	-
Weighted average common shares outstanding for diluted earnings per common share	60,151,556	27,163,427
Loss per common share – basic	$(0.07)	$(0.02)
Loss per common share – diluted	$(0.07)	$(0.02)

Stock options for 450,000 shares of common stock for the years ended December 31, 2021 and 2020, respectively, were not considered in computing diluted earnings per common share because they were anti‑dilutive.

Basic loss per share of common stock is computed pursuant to the two-class method by dividing net loss available to common stockholders less dividends paid on participating securities (unvested shares of restricted common stock) and any undistributed loss attributable to participating securities by the weighted average common shares outstanding during the period.  The weighted average common shares outstanding includes the weighted average number of shares of common stock outstanding less the weighted average number of unvested shares of restricted common stock.  ESOP shares are considered outstanding for this calculation unless unearned. Because the Company recorded losses for the years ended December 31, 2021 and 2020, no unvested stock awards or potential common shares issuable under stock options were included in diluted earnings per share in either year.

Note 23 – Subsequent Events

Subsequent events have been evaluated through April 14, 2022, which is the date these financial statements were issued.