Form 10-K/A
period 2021-12-31
BROADWAY FINANCIAL CORP \DE\
filed 2022-05-02
CIK 1001171

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY  NOTE

This amendment is being filed by Broadway Financial Corporation (the “Company”) to provide the information required by Part III of Form 10-K because the Company's proxy statement for the 2022 Annual Meeting of Stockholders will not be filed within 120 days after the end of the Company's 2021 fiscal year. Unless otherwise expressly stated herein, this amendment does not reflect any events occurring after the filing of the Company's original Annual Report on Form 10-K for the year ended December 31, 2021.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s certificate of incorporation provides that the board of directors of the Company (the “Board”) shall be divided into three classes of directors, with the term of one class of directors to expire each year. The class whose terms expire in 2022, currently consisting of Mr. Robert C. Davidson, Jr. and Mr. Dutch C. Ross III, is to be elected at the Company’s 2022 Annual Meeting of Shareholders.  The membership of the Board and the membership of the board of directors of the Company’s wholly-owned banking subsidiary, City First Bank, National Association (the “Bank”) are identical.

Information Concerning Directors

The following table sets forth the names and information regarding the persons who are currently members of the Board.

Name	Age at March 31, 2022	Director Since		Current Term Expires	Positions Currently Held with the Company and the Bank
DIRECTORS:
Robert C. Davidson, Jr.	75	2003		2022	Director
Dutch C. Ross III	75	2003		2022	Director
Brian E. Argrett	58	2011	*	2023	Director, Vice Chair, President and Chief Executive Officer
Mary Ann Donovan	57	2020	*	2023	Director
William A. Longbrake	79	2011	*	2023	Director
Wayne-Kent A. Bradshaw	75	2012		2024	Chairman of the Board
Marie C. Johns	70	2014	*	2024	Lead Independent Director
David J. McGrady	66	1997	*	2024	Director

* Including service as a director of CFBanc Corporation (“CFBanc”) prior to its merger with and into the Company on April 1, 2021 (the “Merger”).

The following is a brief description of the business experience of the directors and their respective directorships, if any, with other public companies that are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Also set forth below for each director is a description of the specific experience, qualifications, attributes or skills that led to the Board’s conclusion that such person should be nominated to serve as a director of the Company and the Bank.

Directors

Robert C. Davidson, Jr. served, until his retirement in 2007, in the position of Chairman and Chief Executive Officer of Surface Protection Industries, a paint and specialty coatings manufacturing company he founded in 1978, that became one of the leading African American-owned manufacturing companies in the United States and the largest in California. From 1972 to 1974, he co-founded and served as Vice President of Urban National Corporation, a private venture capital corporation that was focused specifically on investing in minority-controlled businesses. Mr. Davidson currently also serves on the boards of directors of Smithsonian American Art Museum (Chairman-Elect), Morehouse College (Chairman Emeritus), Art Center College of Design (Chairman Emeritus), Cedars-Sinai Medical Center (Lifetime Member) and the University of Chicago Graduate School of Business Advisory Council.

Mr. Davidson has extensive entrepreneurial experience in developing and managing small and medium-sized businesses. He has hands-on experience in marketing and sales, human resources and strategic planning and implementation. He has a long history with, and extensive knowledge of, the Company and of the markets and communities in which the Company operates. We believe that this history, knowledge and overall experience qualify him to serve on the Board.

Dutch C. Ross III is the former President and Chief Executive Officer of Economic Resources Corporation (“ERC”), a non-profit corporation with a mission of promoting economic development and job creation in underserved communities. Mr. Ross served in that capacity from 1996 until his retirement in August 2020. Prior to joining ERC, Mr. Ross held a variety of managerial, financial and planning positions in the corporate, divisional, and subsidiary operations of Atlantic Richfield Company (“ARCO”) from January 1975 to December 1995. From 1971 to 1975, Mr. Ross was employed in various financial analysis positions with The Wickes Corporation. Mr. Ross has been active in a number of community organizations in the Los Angeles area devoted to building stronger communities and has served on the board of directors of several such organizations, including the Downtown Long Beach YMCA, where he served as Chairman; Genesis L.A. Economic Growth Corporation, where he currently serves on the Audit and Finance Committees; and The Valley Economic Development Center, where he formerly served as a board member, and Chairman of the Finance Committee. He has served on the Board since 2016. Mr. Ross received his B.S. degree in Industrial Economics and his Masters in Industrial Management from Purdue University.

Mr. Ross is a financial executive with over 45 years of managerial experience with Fortune 500 companies and non-profit economic development organizations and has extensive knowledge of the Company. Mr. Ross’ knowledge and experience qualifies him to serve on the Board.

Brian E. Argrett was Director, President and Chief Executive Officer of CFBanc and its wholly owned banking subsidiary from 2011 until the completion of the Merger, at which time he became Vice Chair, President and Chief Executive Officer of both the Company and the Bank. Formerly, Mr. Argrett was founder and managing partner of both Fulcrum Capital Group, an investment manager, and Fulcrum Capital Partners, L.P., an institutionally-backed private equity limited partnership. He also served as President, Chief Executive Officer, and director of Fulcrum Venture Capital Corporation, a federally licensed and regulated Small Business Investment Company. Prior to joining the Fulcrum entities, Mr. Argrett was an attorney with the real estate law firm of Pircher, Nichols & Meeks LLP in Los Angeles, California. Mr. Argrett has served as chair, been a member, or held observer rights on numerous Fulcrum portfolio company boards, as well as having served on the boards of directors of other financial industry companies. Mr. Argrett was a presidential appointee to the Community Development Advisory Board of the U.S. Treasury Department under the Obama administration. Mr. Argrett has held leadership positions at the National Association of Investment Companies and the National Conference for Community and Justice and has been an elder at the Knox Presbyterian Church. Mr. Argrett has served as Vice Chairman of the Board of Directors of the Federal Home Loan Bank of Atlanta, as well as the Chair of its Enterprise Risk and Operations Committee, and as a member of its Finance Committee and its Audit and Compliance Committee. Mr. Argrett serves as Chairman of the board of directors of City First Enterprises, which is a bank holding company of the Company. Mr. Argrett is the past Chairman and continues to serve on the board of directors of the Community Development Bankers Association, serves as a member of the Global Alliance on Banking on Values, and is a member of the Steering Committee of the Expanding Black Business Credit Initiative. Mr. Argrett is also a member of The Economic Club of Washington, D.C., the Federal City Council, and the Leadership Greater Washington Class of 2014. In addition, Mr. Argrett is a 2014 recipient of the Washington Business Journal Minority Business Leader Award. Mr. Argrett holds J.D. and M.B.A. degrees from the University of California, Berkeley, and a bachelor’s degree from the McIntire School of Commerce at the University of Virginia. Prior to the completion of the Merger, Mr. Argrett was designated by CFBanc, and subsequently appointed by the Company, to serve as a director and Vice Chair of the combined Company.

Mr. Argrett’s extensive experience in the financial services and banking industries, public and private company board experience, knowledge and experience in the Washington D.C. and Southern California markets, and knowledge of the Bank’s business, history organization, mission, and executive management qualify him to serve as a member of the Board.

Mary Ann Donovan is the Chief Operating Officer of Local Initiatives Support Corporation. Most recently, she served as Director of the United States Department of the Treasury’s Community Development Financial Institution Fund (the “CDFI Fund”). Ms. Donovan’s prior positions include CEO of CoMetrics, Inc., a social enterprise that provides affordable business intelligence tools to small businesses and nonprofit entities; Senior Policy Advisor to the White House from 2012-2013, where Ms. Donovan worked collaboratively with the Office of Social Innovation and the Council on Environmental Quality; and Chief Operating Officer of Capital Impact Partners, a certified Community Development Financial Institution (“CDFI”). Ms. Donovan has been a thought leader and a board member of many of the highest performing organizations in the community development sector. Ms. Donovan is a current Fellow at the Beeck Center for Social Impact + Innovation at Georgetown University. She has been a Senior Fellow at the Center for Community Investment. She has published papers and articles for the National Academy for Public Administration, the Federal Reserve Bank of San Francisco, the Federal Reserve Bank of Boston, Forbes, the Skoll World Forum on Social Entrepreneurship, and the Milken Review. Ms. Donvan is a current director of City First Enterprises, which is a bank holding company of the Company.  Ms. Donovan has a B.A. degree in Economics from Allegheny College and an M.B.A. degree in Finance from the University of Maryland. Prior to the completion of the Merger, Ms. Donovan was designated by CFBanc, and subsequently appointed by the Company to serve as director in the combined Company.

Ms. Donovan’s operational experience, federal government public service, and community development knowledge and expertise, as well has her experience with corporate governance, marketing, and business development matters, all qualify her to serve on the Board.

William A. Longbrake is an Executive in Residence at the Robert H. Smith School of Business at the University of Maryland where he participates in the Center for Financial Policy and writes a monthly economic newsletter for “Brain Trust.” Dr. Longbrake is active in numerous academic, business, and community service organizations, particularly those involving issues surrounding affordable housing and education. He is a current director of City First Enterprises, which is a bank holding company of the Company. Dr. Longbrake is a former Chairman of the Board of Trustees of the College of Wooster, a residential four-year liberal arts college, and a former Chairman of the Board of HOPE LoanPort, a not-for-profit organization that provided a data management and communications web portal to housing counselors and home mortgage servicers. Dr. Longbrake is a director of the Washington State Investment Board, a director of the Boeing Employees Credit Union, President of the Seattle First Foundation, and a member of the Mortgage Markets Committee of the American Bankers Association. Dr. Longbrake was a Director of First Financial Northwest, a community bank located in Renton, Washington, from 2008-2010; a Director of the Federal Home Loan Bank of Seattle from 2002-2010; and a Director of the Washington Financial League from 2002-2010. He taught courses in business administration and finance at the University of Maryland and Seattle University. In 2007 Dr. Longbrake received the Distinguished Alumnus of the Year award from the Robert H. Smith School of Business of the University of Maryland. Dr. Longbrake began his career in Washington, D.C. where he served in various government positions, including Acting Senior Deputy Comptroller for Policy and Senior Deputy Comptroller for Resource Management for the Office of the Comptroller of the Currency and financial economist, chief financial officer, and deputy to the Chairman of the FDIC. He earned his B.A. degree in Economics from the College of Wooster and earned his master’s degree in Monetary Economics and his M.B.A. degree from the University of Wisconsin. He received his Ph.D. degree in finance from the University of Maryland. Prior to the completion of the Merger, Dr. Longbrake was designated by CFBanc, and subsequently appointed by the Company, to serve as a director in the combined Company.

Dr. Longbrake has extensive experience in finance and investments, macroeconomics and monetary policy, risk management, housing, and public policy. His extensive experience in accounting, banking, community development and corporate governance experience, along with his regulatory, finance, and capital markets experience with both public and private companies qualify him to serve as a member of the Board.

Wayne-Kent A. Bradshaw was President and Chief Executive Officer of the Company and Broadway Federal Bank, f.s.b. (“Broadway Federal”)  until the Merger, whereupon he became Chairman of the Board and its resulting subsidiary. Mr. Bradshaw joined the Company in February of 2009 as President and Chief Operating Officer, and was appointed Chief Executive Officer in January 2012. He was elected to serve as a director of both the Company and  Broadway Federal in September 2012. Prior to joining the Company, Mr. Bradshaw was the Regional President for Community and External Affairs of Washington Mutual Bank from 2003 to 2009. He was President and Chief Executive Officer of the Los Angeles-based Family Savings Bank from1989 until 2002 and Chief Deputy Superintendent for the California State Banking Department from 1981 to 1983. Mr. Bradshaw has served on many community and educational boards. He most recently served on the boards of directors of California State University Northridge, Northridge Hospital Medical Center, and California Community Reinvestment Corporation. He currently serves on the boards of the Federal Reserve Bank of San Francisco - Los Angeles Branch, Western Bankers Association and Louisville High School.

Mr. Bradshaw has over 51 years of experience in financial management and banking. He has the proven ability to plan and implement programs that optimize opportunities to accelerate profitable growth in highly competitive environments. Mr. Bradshaw has extensive experience in community banking, commercial banking and as a bank regulator, and his knowledge and experience qualify him to serve on the Board and as its Chairman.

Marie C. Johns has over 30 years’ experience as a leader in business, civic and government service. Ms. Johns focuses on community service in the areas of education and economic development. She served as President of Verizon Washington and was nominated by President Barack Obama to serve as Deputy Administrator of the U.S. Small Business Administration, (“SBA”). In 2011, under Ms. Johns’ leadership and initiatives, the SBA lent more than $30 billion to more than 60,000 small businesses, a record in the history of the SBA. Over 10 years ago, Ms. Johns founded L&L Consulting, LLC (now PPC-Leftwich), a business development, organizational effectiveness and public policy consulting practice, which is based in Washington, D.C. Ms. Johns has served on several boards of directors, including the Federal City Council, the Economic Club of Washington, Washington, D.C. Chamber of Commerce, WLR Foods (a poultry producer), Kaiser Permanente of the Mid-Atlantic Region, Hager Sharp (a communications and marketing firm), Document Systems Inc. (a document imaging and storage firm) and Harvest Bank of Maryland. Ms. Johns is a Trustee of Howard University where she chairs the Student Life Committee and serves as vice chair of the Governance Committee. Ms. Johns is a member of the Greater Washington, D.C. Business Hall of Fame, one of the Greater Washington Board of Trade’s “Leaders of the Year” and the recipient of over 100 awards from different organizations for her community service. Ms. Johns received her B.S. and M.P.A. degrees from the O’Neill School of Public and Environmental Affairs at Indiana University where she currently serves as a member of the Dean’s Council and she formerly served as a Board member for the Tobias Center for Leadership Excellence. Prior to the completion of the Merger, Ms. Johns was designated by CFBanc, and subsequently appointed by the Company, to serve as the lead independent director in the combined Company.

Ms. Johns’ community development leadership, her corporate governance experience on both public and private company boards, and her experience in business development, communications, and the Washington D.C. market qualify her to serve on the Board as our Lead Independent Director.

David J. McGrady is a consultant specializing in community development issues and is a nationally recognized expert on the New Markets Tax Credit program. He has been a key advisor on 31 successful New Markets Tax Credit applications, with allocations totaling more than $1.7 billion, and has assisted those recipients in developing and implementing capitalization and deployment plans in their respective markets. He also advises banks, investors, foundations, municipalities and CDFIs, on a range of issues, including corporate structure and governance, capitalization, market and risk assessment, product development, underwriting investments, portfolio management and tax credit programs. Mr. McGrady was Director of Commercial Programs for the Center for Community Self-Help in Durham, North Carolina. Under his leadership, the Center for Community Self-Help originated over 1,300 higher risk business loans totaling more than $80 million. He is also a director of City First Enterprises, which is a bank holding company of the Company, chair of City First Enterprises’ Directors Loan Committee and a member of Calvert Impact Capital’s Investment Committee. Mr. McGrady received his bachelor’s degree from King’s College and law degree from Harvard. Prior to the completion of the Merger, Mr. McGrady was designated by CFBanc, and subsequently appointed by the Company, to serve as a director in the combined Company.

Mr. McGrady’s legal expertise and experience in corporate governance and community development matters, as well as his background in finance and the real estate and tax credit industries, qualify him to serve as a member of the Board.

Executive Officers

The following table sets forth information with respect to current executive officers of the Company and the Bank who are not directors. Except as noted, all reference to the Bank refer to City First Bank, National Association. Officers of the Company and the Bank serve at the discretion of, and are elected annually by, the respective Boards of Directors of the Company and the Bank.

Name	Age (1)	Principal Occupation during the Past Five Years
Brenda J. Battey	64
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

Ruth McCloud	73
Executive Vice President and Chief Operating Officer of the Company and Bank since April 2021. Previously Executive Vice President of the Company, and Executive Vice President and Chief Retail Banking Officer of the Bank(2) since July 2014. Senior Vice President / Divisional Sales Manager of OneWest Bank from January of 2010 to June 2014.  Senior Vice President / Sales Manager of First Federal Bank of California from January 2004 to December 2009.

Shannan A. Herbert	43
Executive Vice President and Chief Credit Officer of the Company since April 2021 and of the Bank since December 2018.  Senior Vice President and Director of Loan Review at United Bank from January 2015 to December 2018. Vice President, Credit Officer and Credit Analyst Manager at United Bank from June 2010 to January 2015.

Sonja S. Wells	67
Executive Vice President and Chief Lending Officer, Commercial Banking, of the Company and the Bank since April 2021. Previously Executive Vice President and Chief Lending Officer of the Bank since January of 2021. Senior Vice President and Interim Chief Lending Officer of the Bank from May 2020 to January 2021 and prior to that Senior Vice President and Relationship Manager of the Bank from July 2015. Senior Relationship Manager with M&T Bank in Baltimore Maryland from June 2002 to July 2015.  Small Business Relationship Sales Manager from May 1999 to 2002 at First Union National Bank (Wachovia/Wells Fargo) in Baltimore Maryland.

Tom Nida	73
Executive Vice President and Market Executive of the Company since April 2021, and of the Bank since January 2019. Senior Vice President and DC Regional Executive at John Marshall Bank from October 2017 to January 2019. Executive Vice President and Managing Director of Community Development and Non-Profit Banking as well as an Executive Vice President and DC Market President at United Bank from April 2004 to September 2016. Vice President & Chair-DC Advisory Board of Eagle Bank from September 2003 to March 2004. Senior Vice President in Commercial Lending and served as the Bank’s first commercial lender at City First Bank from November 1999 to September 2003.

(1)	As of March 31, 2022.

(2)	Refers to Broadway Federal until April 1, 2021, the date on which Broadway Federal merged with and into the Bank, and to the Bank from and after that date.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The Summary Compensation Table includes information concerning the compensation paid to or earned by our former Chief Executive Officer, our current Chief Executive Officer (“CEO”) and our two other most highly compensated executive officers. The Summary Compensation Table also includes our former Chief Lending Officer, Wholesale Lending, who retired as an executive officer on December 31, 2021. Each executive is referred to herein as a named executive officer (“NEO”).

Name and Principal Position	Year		Salary		Stock Awards (1)		Non-Equity Incentive Plan Compensation (2)		All Other Compensation (3)		Total ($)
Brian E. Argrett,	2021			$390,000		$200,000		$160,000		$32,165		$782,165
Chief Executive Officer (4)
Wayne Kent A. Bradshaw	2021	(4)		$114,253		-		-		$219,370		$333,623
Former Chief Executive Officer(5)	2020			$448,050		$54,375		$286,510		$73,265		$862,200
Brenda J. Battey,	2021			$247,231		-		$61,808		$64,407		$373,446
Chief Financial Officer	2020			$242,383		$23,532		$84,834		$35,107		$385,856
Norman Bellefeuille	2021			$260,595		-		-		$70,917		$331,512
Former Chief Lending Officer, Wholesale Lending (6)	2020			$255,485		$24,805		$89,420		$46,061		$415,771
Ruth McCloud Chief Operating Officer	2021 2020		$ $	210,656 206,525	$	- 20,051	$ $	52,700 72,284	$ $	47,595 29,195	$ $	310,952 328,055

(1)	This column reports the grant date fair value of stock granted during each year reported. The amounts reported in this column have been calculated in accordance with FASB ASC Topic 718.

(2)
The amounts shown represent the cash incentive compensation awards earned by each NEO under the Bank’s Incentive Plan for Management (“Incentive Plan”), based on the objective criteria established by the Board at the beginning of each year. The Company’s achievement of such objective criteria is determined by the Board’s compensation and benefits committee (“Compensation Committee”). The Compensation Committee evaluates the performance results at the beginning of the following year and approves the amounts of bonuses to be paid.

(3)
Includes amounts paid by the Company to the 401(k) account of the NEO and allocations under Broadway Federal’s Employee Stock Ownership Plan, and payouts of accrued vacation to Mr. Bradshaw, Ms. Battey, Mr. Bellefeuille, and Ms. McCloud in connection with consummation of the Merger. Also includes perquisites and other benefits consisting of automobile and telephone allowances, health benefits and life insurance premiums. The amount shown for Mr. Bradshaw includes country club dues and post-retirement severance payments, as provided for in his employment agreement.

(4)
Mr. Argrett became the President and Chief Executive Officer of the Company and the Bank on April 1, 2021, upon completion of the Merger. His compensation is shown for the last nine months of 2021 only since he was not an NEO of the Company until April 1, 2021.

(5)
Represents $205,902 paid to Mr. Bradshaw during his tenure as CEO of Broadway Federal from January 1 to March 31, 2021, when he retired as an executive officer of the Company and $127,721 paid as severance payments, as provided for under his employment agreement.  Compensation paid to Mr. Bradshaw for Board service following his retirement is set forth under “Director Compensation” below.

(6)	Mr. Bellefeuille retired as an executive officer of the Company on December 31, 2021.

Employment Agreements

Brian Argrett

The Company and Mr. Argrett, are parties to an employment agreement effective November 17, 2021 (the “Employment Agreement”), providing for Mr. Argrett’s continued service as the Company’s President and Chief Executive Officer and a member of the Board and the board of directors of the Bank.  The Employment Agreement has a five-year term beginning on April 1, 2021, subject to annual one-year automatic extensions thereafter unless the Company or Mr. Argrett provides at least 90-days’ prior written notice.  Under the agreement, Mr. Argrett is entitled to a base salary of $520,000 per year for the 2021 calendar year, increasing to $550,000 effective January 1, 2022, which may increase but not decrease (other than in connection with an across-the-board reduction in salary applicable to other executive officers) in the Board’s discretion.  For the 2021 calendar year, Mr. Argrett is entitled to a $160,000 bonus.  For calendar year 2022 and thereafter, Mr. Argrett’s target bonus will equal 30% of his base salary. The bonus amount will be determined based on the degree of achievement of specified business plan objectives as evaluated annually by the Compensation Committee.  No bonus will be paid if the degree of achievement of the business plan objectives is less than 80%. The bonus will range from 24% of base salary if the degree of achievement of the business plan objectives is 80% up to a maximum of 37.5% of base salary if the degree of achievement of the business plan objectives is 125% or more.

For his service in 2021, Mr. Argrett received a grant of stock under the Company’s 2018 Long-Term Incentive Plan with a grant date value of $200,000.  Beginning in calendar year 2022, Mr. Argrett will have annual opportunities to receive grants of restricted stock, with the grant date value determined by the Compensation Committee based on the degree of achievement of specified performance metrics determined by the Company. The target grant date value of such grants for each year will be 40% of base salary. No equity grants will be made if the degree of achievement of specified business plan objectives is less than 80%, and the grants will range in grant date value from 32% of base salary if the degree of achievement of the business plan objectives is 80% up to a maximum of 50% of base salary if the degree of achievement of the business plan objectives is 125% or more. All such awards will vest as to 33% on the first anniversary of grant, with the remainder vesting in equal monthly installments over the following 24 months, or in full in the event of Mr. Argrett’s death, disability, termination for Good Reason, or termination by the Company without Cause.  “Cause” includes Mr. Argrett’s failure to substantially perform duties or material breach of the Employment Agreement or Company policy by Mr. Argrett (each after a permitted cure period); willful violation of law or regulation; conviction of a felony and certain other events of a comparable nature. “Good Reason” includes the demotion of Mr. Argrett or reduction of his authority or responsibilities; reduction of his salary (other than a reduction described above); failure to reelect him to the Board or the board of directors of the Bank; relocation of his current primary work location by more than 20 miles; or the Company’s material breach of the Employment Agreement (after a permitted cure period).

Under the Employment Agreement, Mr. Argrett is entitled to: (i) vacation of 30 days annually, with right to carry over up to 15 days of vacation; (ii) automobile allowance of $1,500 per month; (iii) medical, dental, life and long-term disability insurance, and other benefit programs provided to other senior executives of the Company; (iv) 401(k) plan participation with current Company matching contribution policy; and (v) social club dues in accordance with Company policy, including dues currently paid by the Company of $1,500 per month.

Mr. Argrett would be entitled to receive the following severance payments upon termination of his employment by the Company without Cause, by Mr. Argrett for Good Reason, or due to Disability. “Disability” under the agreement means that either (A) Mr. Argrett is deemed disabled for purposes of any group or individual long-term disability policy maintained by the Company that covers Mr. Argrett, or (B) in the good faith judgment of the Board, Mr. Argrett is substantially unable to perform his duties under the Employment Agreement for more than one hundred twenty (120) days, whether or not consecutive, in any twelve (12) -month period, by reason of a physical or mental illness or injury.  Such payments would include the amount of any earned but unpaid bonus for services rendered by Mr. Argrett during the previous calendar year, plus 36 months of the base salary and other benefits summarized above (to the extent permitted under the applicable benefit plans) payable over that period in accordance with the Company’s normal payroll practices. If Mr. Argrett’s employment is terminated by the Company upon his death or due to Disability, Mr. Argrett will also receive any earned but unpaid bonus for services rendered during the calendar year of termination, provided that he was employed by the Company for at least six months during the calendar year of termination. If he is employed by the Company for less than the full calendar year in which the termination occurs, the bonus will be prorated based on the ratio of the number of days he is employed during the calendar year to 365 days. Payment of the severance payment is conditioned on the execution of a release of claims against the Company. If Mr. Argrett’s employment is terminated by the Company without Cause or by Mr. Argrett for Good Reason within two years after a Change in Control (as defined in the Employment Agreement), he will be entitled to receive the discounted present value of the severance in a lump sum payable within 10 days after a release of claims against the Company becomes effective.  The Employment Agreement also contains customary prohibitions against solicitation of customers and employees and prohibitions against disclosure of confidential information of the Company.

The Employment Agreement replaced in its entirety the prior employment agreement, dated December 29, 2017, by and among the Bank, CFBanc, and Mr. Argrett that was assumed by the Company in connection with the Merger.

Nonqualified Deferred Compensation Plan for Brian Argrett

On December 5, 2018, City First Bank established a non-qualified deferred compensation plan that permits Mr. Argrett to defer receipt of a percentage of his salary. The Board determines in its sole discretion the percentage to be contributed each year. Mr. Argrett is the only participant of the plan.

Brenda Battey and Ruth McCloud

Each of Brenda Battey and Ruth McCloud serve in their respective positions pursuant to employment agreements (the “Executive Employment Agreements”) entered into with the Company and the Bank effective in May 2017 and subsequently amended in certain respects. The Executive Employment Agreements provided for an initial term of employment of three years, subject to annual one-year extensions by mutual agreement of the parties. The Executive Employment Agreements provide for the payment of an annual base salary, which is currently $265,000 for Ms. Battey, and $260,000 for Ms. McCloud, which are subject to annual review and possible increase by the Board. The Executive Employment Agreements also provide for participation in the Bank’s Employee Stock Ownership Plan, eligibility to receive equity-based awards pursuant to the Company’s 2018 Long-Term Incentive Plan of such types and in such amounts as are determined by the Board, and eligibility to participate in all employee benefit plans applicable to senior executive officers, including the Bank’s Incentive Plan, the Company’s 401(k) plan (with continuation of the Company’s employee contribution matching policy as of the effective date of the employment agreements), and medical, dental, life and long-term disability programs.

 Each Executive Employment Agreement may be terminated by the Company with or without Cause (including failure by the Company to request an annual extension of an agreement’s term), and following the Merger may be terminated by the executive for any reason, and will also terminate in the event of the death or Disability (as defined in the Executive Employment Agreement) of the executive. “Cause” is defined in each Executive Employment Agreement to include the executive’s failure substantially to perform her duties, or material breach by her of her employment agreement or any material written policy of the Company, in each case if not cured within 30 days after notice from the Board requiring such cure; willful violation of any law, rule or regulation (excluding traffic violations and similar offenses); entry of a final regulatory cease and desist order against her; and other offenses involving fraud, moral turpitude, or dishonesty involving personal profit.

In the event of any termination of employment by the Company of the executive’s employment (excluding a termination of employment for Cause), or any termination by the executive, the executive would be entitled to receive all amounts accrued for payment to her to the date of termination and not previously paid, including base salary, unreimbursed business expenses, vested amounts under the Company’s 401(k) Plan and other employee benefit plans (collectively, the “Accrued Obligations”). The executive would also be entitled to continue to receive an amount equal to her monthly base salary for a specified period (the “Severance Period”) and would continue during the Severance Period to be entitled to receive her automobile allowance and payment by the Company of her life, long-term disability, medical and dental insurance premiums provided for in her employment agreement (such payments during the Severance Period being collectively referred to as the “Severance Payments”). The Severance Periods specified in the Executive Employment Agreements are 24 months for Ms. Battey, and 18 months for Ms. McCloud. In the event of termination of employment for Cause or due to death, the executive’s estate would only be entitled to receive payment of the Accrued Obligations.

Each Executive Employment Agreement provides that if the executive’s employment is terminated by the Company without Cause, or by the executive for any reason, within two years after a Change in Control of the Company has occurred, she will be entitled to receive a single lump sum payment equal to the present value of the Severance Payments described above, subject to execution of a general release. The present value of the Severance Payments would be calculated using the Applicable Federal Rate published by the Internal Revenue Service from time to time. “Change in Control” is defined in each Executive Employment Agreement to include: events that would be required to be reported as such pursuant to the Exchange Act or federal banking laws and regulations; any person or entity acquiring beneficial ownership of 50% or more of the Company’s outstanding securities; and changes in the composition of the Board that result, with certain exceptions, in directors who were members of the board as of the effective date of the employment agreements ceasing to constitute a majority of the Board.

Each Executive Employment Agreement contains post-employment non-solicitation provisions pursuant to which, for a period of twelve months following termination the executive is prohibited from (i) attempting to influence any customer of the Company or the Bank to discontinue use of the Company’s or the Bank’s services, or (ii) attempting to disrupt the relationship between the Company or the Bank and any of their respective employees, customers or other persons having specified relationships with the Company or the Bank.

Wayne-Kent Bradshaw and Norman Bellefeuille

Mr. Bradshaw and Mr. Bellefeuille are each party to an employment agreement with the Company and the Bank that have substantially similar terms to the Executive Employment Agreements, except with respect to annual base salary and Severance Period, which are $457,011 and 36 months for Mr. Bradshaw, and $260,595 and 30 months for Mr. Bellefeuille.  Mr. Bradshaw retired as President and Chief Executive Officer of the Company at the effective time of the Merger with CFBanc on April 1, 2021.  Pursuant to the terms of his employment agreement, Mr. Bradshaw is entitled to receive severance payments of $42,573 per month.  Mr. Bellefeuille retired as Executive Vice President and Chief Lending Officer, Wholesale Lending, of the Company on December 31, 2021.  Pursuant to the terms of his employment agreement, upon execution of a release, Mr. Bellefeuille is entitled to a receive severance payment equal to the present value of his base salary plus specific benefits in a lump sum amount equal to the present value of the total of all such payments that would accrue over the Severance Period, or $708,028.

Incentive Compensation

The Bank’s Incentive Plan is designed to reward management for productivity, high performance, and implementing the business plan and vision of the Bank.  The Compensation Committee establishes performance objectives in advance of each year.  These performance objectives are derived from the strategic plan of the Bank, which is reviewed and approved by the Board annually, and typically covers the ensuing three years.  The compensation payable under the Incentive Plan is tied directly to the attainment of the pre-established performance objectives.  The Incentive Plan provides for a minimum, target and maximum incentive opportunity equal to 25%, 40%, and 65%, respectively, of base salary for the CEO, and 20%, 35%, and 50%, respectively, of base salary for the other senior executive officers, and lower percentages of base salary for other managers.

In order for the Incentive Plan participants to receive any form of payout, a minimum financial threshold of 80% of the Board approved consolidated net earnings for the Incentive Plan year must be achieved.  For each year, the Board establishes specific objectives in the following areas:

•	Net Earnings
•	Capital
•	Compliance
•	Net Loan Growth
•	Asset Quality
•	Core Deposit Growth

At the end of the Incentive Plan year, each goal is assessed, and results calculated.  The Compensation Committee, pursuant to the terms of the Incentive Plan, determined that the pre-established objectives for 2019 and 2020 were achieved at least in part, and those achievements were used by the Committee to determine the restricted stock awards that were granted in early 2020 and 2021.

Grants of Plan-Based Awards in 2021 and 2020

During 2021, a stock award totaling 64,516 shares was granted to Mr. Argrett pursuant to his employment agreement.  This award was fully-vested upon grant.

During 2020, restricted stock awards totaling 84,373 shares were granted to the NEOs under the 2018 Long Term Incentive Plan as follows: 37,371 shares, 16,173 shares, 17,048 shares, and 13,781 shares were granted to Mr. Bradshaw, Ms. Battey, Mr. Bellefeuille, and Mrs. McCloud, respectively. These restricted stock awards, granted in 2020, became fully vested upon the closing of to the Merger on April 1, 2021.

There were no grants of restricted stock units or stock options to the NEOs for the years ended December 31, 2021, and 2020.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by each NEO as of December 31, 2021.

	Option Awards				Restricted Stock Awards
NAME	Number of Securities Underlying Unexercised Options (#) (Exercisable)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)	Option Exercise Price ($) (2)	Option Expiration Date(3)	Number of Shares That Have Not Vested (#) (4)	Market Value of Shares That Have Not Vested ($)(4)
Brian E. Argrett	-	-	-	-	-	-
Wayne-Kent A. Bradshaw	-	-	-	-	-	-
Brenda J. Battey	150,000	-	1.62	02/24/2026	-	-
Norman Bellefeuille(5)	200,000	-	1.62	02/24/2026	-	-
Ruth McCloud	100,000	-	1.62	02/24/2026	-	-

(1)	Options vest in equal annual installments on each anniversary date over a period of five years commencing on the date of grant.
(2)	Based upon the fair market value of a share of Company common stock on the date of grant.
(3)	Terms of outstanding stock options are for a period of ten years from the date the option is granted.
(4)	There were no vested restricted stock awards outstanding as of December 31, 2021.
(5)	Mr. Bellefeuille retired on December 31, 2021.

Director Compensation

During calendar year 2021, prior to April 1, 2021, the non-employee directors of the Company were compensated in accordance with the following policy: $1,000 per meeting for attending monthly and special board meetings, an annual director retainer of $8,000, an additional annual committee service retainer of $8,000, an additional annual retainer of $10,000 to the Chairman of the Board, and an additional annual retainer of $6,000 to each committee chair other than the corporate governance committee chair, with respect to whom the additional annual retainer was $4,000.  Each non-employee director was also entitled to receive an annual equity grant of $7,500 in Common Stock in the first quarter of the year.

From and after April 1, 2021, the non-employee directors of the Company were compensated in accordance with the following policy:  $1,000 per meeting for attending monthly and special meeting board meetings, and are to be paid a fee of $1,000 in August whether or not a meeting is held, an annual director retainer of $8,000, an additional annual committee service retainer of $8,000, an additional annual retainer of $10,000 to the Chairman of the Board, an additional annual retainer of $9,000 to the Lead Independent Director, and an additional annual retainer of $6,000 to each committee chair.  The policy also provided for each non-employee director to receive an annual equity grant of $7,500 in Common Stock in the first quarter of the year.

Effective January 1, 2022, the non-employee directors of the Company will be paid a quarterly fee of $12,500 (“Board Service Retainer”).  In addition, outside directors who serve as Chair of one or more committees shall receive an additional quarterly fee of $1,500 (“Committee Chair Service Retainer”).  In lieu of the Board Service Retainer payments, any outside director who serves as Lead Independent Director shall receive a quarterly fee of $14,000, and any outside director who serves as Chair of the Board shall receive a quarterly fee of $15,000.  In addition, each calendar year the Company will issue $12,000 in unrestricted stock to each outside director for service during such year.

Members of the Board do not receive separate compensation for their service on the board of directors of the Bank.

The following table summarizes the compensation paid to non-employee directors for the year ended December 31, 2021.

Name(1)	Fees Earned or Paid in Cash(2)	Stock Awards(3)	All Other Compensation(4)	Total
Wayne-Kent Bradshaw(5)	$25,000	-	-	$25,000
Robert C. Davidson	$35,500	$7,500	$1,520	$44,520
Daniel Medina	$8,500	$7,500	-	$16,000
Virgil Roberts	$10,500	$7,500	-	$18,000
Erin Selleck	$8,500	$7,500	-	$16,000
Jack Thompson	$24,000	$7,500	-	$31,500
Mary Ann Donovan	$29,800	-	$1,000	$30,800
Marie C. Johns	$38,375	-	$1,000	$39,375
William A. Longbrake	$39,325	-	$1,000	$40,325
David J. McGrady	$34,925	-	$1,000	$35,925
Dutch C. Ross III	$35,000	$7,500	-	$42,500

(1)
Mr. Medina, Mr. Roberts, and Ms. Selleck resigned from the Board of Directors on April 1, 2021, and Ms. Donovan, Ms. Johns, Dr. Longbrake, Mr. McGrady, and Mr. Argrett were appointed to the Board of Directors on that date.  Mr. Thompson resigned from the Board on September 15, 2021.

(2)	Includes payments of annual retainer fees, fees paid to chairs members of Board committees, and meeting attendance fees.
(3)
The amounts shown reflect the aggregate fair value of stock awards on the grant date, as determined in accordance with FASB ASC Topic 718. For each director, the number of shares of Common Stock was determined by dividing the grant date value of the award, $7,500, by $2.17, the average of the highest and lowest trading price of the Company’s Common Stock on February 24, 2021, the date of grant.

(4)	Includes premiums paid to Mr. Davidson for dental and vision insurance.
(5)
Mr. Bradshaw retired as President and Chief Executive Officer immediately prior to the effective time of the Merger on April 1, 2021.  Amounts in the table reflect compensation paid to Mr. Bradshaw for service as a Director, and not as an employee of the Company.  Mr. Bradshaw’s compensation as an employee of the Company is set forth under “Executive Compensation” above.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than 10% of the Company’s Class A voting common stock (the “Voting Common Stock”), to report to the SEC their initial ownership of shares of the Company’s common stock and any subsequent changes in that ownership. Specific due dates for these reports have been established by the SEC and any late filings or failures to file are to be disclosed in this Proxy Statement. The Company’s executive officers and directors, and persons who own more than 10% of the Company’s Voting Common Stock are required by SEC rules to furnish the Company with copies of all forms that they file pursuant to Section 16(a) of the Exchange Act. On July 28, 2021, Mr. Argrett filed a Form 4 regarding the issuance of shares of our Voting Common Stock to him on July 21, which filing was required under applicable regulations to have been made by the end of the second business day after the issuance. On August 19, 2021, City First Enterprises filed a Form 3 and a Form 4 relating to shares of Voting Common Stock issued in exchange for CFBanc Class A Common Stock in the Merger on April 1, 2021, which filings were required under applicable regulations to have been made by the end of the tenth day and second business day, respectively, after the issuance.

Code of Ethics

The Board has adopted a Code of Ethics for the Company’s directors and a Code of Conduct for all employees, including the executive officers. Our directors and executive officers are expected to adhere to these policies at all times. Stockholders may obtain copies of the policies, free of charge, upon written request to: Broadway Financial Corporation, 4601 Wilshire Boulevard, Suite 150, Los Angeles, California 90010, Attention: Brenda Battey.

Audit Committee

The Audit Committee consists of Dr. Longbrake (Chairman), Ms. Johns, and Ms. Donovan. This committee is responsible for the engagement and oversight of the Company’s independent registered public accounting firm. The Audit Committee, together with the corresponding committee of the Bank’s Board of Directors, is also responsible for oversight of the internal audit function of the Company, assessment of accounting and internal control policies, and monitoring of regulatory compliance. The members of the Audit Committee are independent directors as defined under the Nasdaq Stock Market (“Nasdaq”) listing standards. In addition, Dr. Longbrake meets the definition of “audit committee financial expert,” as defined by the SEC.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of April 25, 2022, concerning the shares of the Company’s Common Stock owned by each person known to the Company to be a beneficial owner of more than 5% of the Company’s Voting Common Stock, each director, each NEO, and all current directors and executive officers as a group.

Beneficial Owner	Number of Shares of Voting Common Stock, Class A Beneficially Owned	Percent of Voting Common Stock	Number of Shares of Non-Voting Common Stock, Class B Beneficially Owned(1)	Number of Shares of Non-Voting Common Stock, Class C Beneficially Owned(2)	Percent of Total Common Stock Outstanding(3)

City First Enterprises(4)	6,622,236	14.21%	-	-	9.01%

EJF Capital LLC (5)	3,920,916	8.41%	-	-
Cedars-Sinai Medical Center (6)	2,808,989	6.03%	-	-	3.82%

Directors and Named Executive Officers(7)
Wayne-Kent A. Bradshaw(8)	276,661	*	-	-	*
Brian E. Argrett	181,778	*	-		*
Robert C. Davidson, Jr.(9)	95,331	*	-	-	*
Mary Ann Donovan	8,103	*	-	-	*
Marie C. Johns	8,103	*	-	-	*
William A. Longbrake	58,103	*	-	-	*
David J. McGrady	8,103	*	-	-	*
Dutch C. Ross III	38,813	*	-	-	*
Brenda J. Battey(10)	252,648	*	-	-	*
Shannan A. Herbert	47,581	*	-	-	*
Ruth McCloud(11)	189,200	*	-	-	*
Tom Nida	40,604	*	-	-	*
Sonja Wells	48,039	*	-	-	*

All current directors and executive officers as a group (13 persons)	1,253,067	2.69%	-	-	1.70%

*Less than 1%.

(1)	The Class B non-voting common stock may not be converted to common stock.
(2)	The Class C non-voting common stock automatically converts to Voting Common Stock upon certain prescribed forms of sales to third parties that are not affiliated with the holders thereof.
(3)	Percentages are based on the total of Voting Common Stock, Class B non-voting and Class C non-voting common stock held by the respective stockholders shown in the table.
(4)	The address for City First Enterprises is 1 Thomas Circle, NW, Suite 700, Washington, D.C. 20005.
(5)
Emanuel J. Friedman is the controlling member of EJF Capital LLC and may be deemed to share beneficial ownership of the shares of which EJF Capital LLC may share beneficial ownership.  EJF Capital is the sole member of each of EJF Debt Opportunities GP, LLC, EJF Financial Services GP, LLC, and EJF Debt Opportunities II GP, LLC, and may be deemed to share beneficial ownership of the shares of which such entities may share beneficial ownership.  Each of EJF Debt Opportunities Master Fund, L.P., EJF Financial Services Fund, LP, and EJF Debt Opportunities Master Fund II, LP is the record owner of a portion of the shares of Class A Common Stock shown above for EJF Capital LLC, and are managed by the respective investment managers listed in the prior sentence.  The address for EJF Capital LLC and each of such entities is 2107 Wilson Boulevard, Suite 410, Arlington, VA 22201.

(6)	The address for Cedars-Sinai Medical Center is 8700 Beverly Boulevard, TRES 6500, Los Angeles, CA 90048.
(7)	The address for each of the directors and named executive officers is 4601 Wilshire Boulevard, Suite 150, Los Angeles, CA 90010.
(8)	Includes 41,648 allocated shares under the Broadway Employee Stock Ownership Plan (“ESOP”).
(9)
Includes 70,000 shares that are held by the Robert and Alice Davidson Trust, dated August 11, 1982. Robert Davidson and Alice Davidson share investment and voting power with respect to the shares held by the Robert and Alice Davidson Trust in their capacities as trustees of the trust.

(10)	Includes 29,053 allocated shares under the ESOP and 150,000 shares subject to options granted under the LTIP, which options are all currently exercisable.
(11)	Includes 26,530 allocated shares under the ESOP and 100,000 shares subject to options granted under the LTIP, which options are all currently exercisable.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Transactions by us with related persons are subject to formal written policies, as well as regulatory requirements and restrictions. These requirements and restrictions include Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s Regulation W (which govern certain transactions by us with our affiliates) and the Federal Reserve’s Regulation O (which governs certain loans by the Bank to its executive officers, directors, and principal stockholders). We have adopted policies to comply with these regulatory requirements and restrictions. The Company’s current loan policy provides that all loans made by the Company or its subsidiary to its directors and executive officers or their associates must be made on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness who are not related to the Company and must not involve more than the normal risk of collectability or present other unfavorable features. As of December 31, 2021, the Company did not have any loans to related parties or affiliates. Loans to insiders and their related interests require approval by the Board, or a Board designated committee. We also apply the same standards to any other transactions with an insider. Personal loans made to any executive officer or director must comply with Regulation O. Additionally, loans and other related party transactions are subject to Audit Committee review and approval requirements.

From time to time, City First Enterprises and the Bank will each make an investment in the same community development project. These loans by the Bank are made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the Bank, and do not involve more than the normal risk of collectability or present other unfavorable features. All such loans are reviewed, approved, or ratified by the Director’s Loan Committee of the Bank and are made in accordance with the Bank’s lending and credit policies

Parents of Smaller Reporting Company
City First Enterprises is the owner of 6,622,236 shares of our Voting Common Stock, which represents approximately 14.21% of our Voting Common Stock outstanding. In addition, four members of our Board – Mr. Argrett, our President and CEO, Dr. Longbrake, Mr. McGrady, and Ms. Donovan – are also members of the Board of Directors of City First Enterprises.

Director Independence

We have adopted standards for director independence pursuant to the Nasdaq listing standards. The Board has considered relationships, transactions and/or arrangements with each of its directors and has determined that all of the Company’s non-employee directors other than Mr. Bradshaw are “independent” under applicable Nasdaq listing standards and Securities and Exchange Commission (“SEC”) rules. In addition, in 2021 until the Merger, Virgil Roberts, Daniel A. Medina, and Erin Selleck served as directors of the Company, and in 2021 until his resignation, Mr. Thompson served as a director of the Company, all of whom the Company determined to be “independent” under applicable Nasdaq listing standards and SEC rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The Audit Committee approves each engagement before the Company’s independent accountants, Moss Adams LLP, are engaged to render non-audit services for the Company or the Bank. No non-audit services were provided by Moss Adams LLP for the years indicated, except as indicated in the table below. The Audit Committee also preapproved all of the audit and audit-related services provided by Moss Adams LLP for the years ended December 31, 2021 and 2020.

The following table sets forth the aggregate fees billed to us by Moss Adams LLP (Sacramento, California, PCAOB ID 659) for audit fees and by Moffett & Associates, Inc. for tax services for the years indicated, inclusive of out of pocket expenses.

	2021	2020
	(in thousands)

Audit Fees (1)	$318	$214
Audit-related fees (2)	72	16
Tax Fees (3)	108	90
Total fees	$498	$230

(1)
Aggregate fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements included in the Company’s Annual Report on Form 10-K and for the reviews of the Company’s consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q.

(2)
Consultation fees billed for professional services rendered for: a) 2021, primarily, on business combination accounting and review of acquisition accounting; b) 2020, primarily, on proposed business combination.

(3)	Aggregate fees billed for tax compliance and tax-related services.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)	List of Exhibits

Exhibit No.

3.1	Certificate of Incorporation of Registrant and all amendments thereto (Exhibit 3.1 to Form 10-K filed by Registrant on April 2, 2021)
3.2	Bylaws of Registrant (Exhibit 3.2 to Form 8‑K filed by Registrant on August 24, 2020)
3.3	Certificate of Designations for the Series B Junior Participating Preferred Stock (Exhibit 3.1 to Form 8-K filed by Registrant on September 10, 2019)
4.1^	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.2	Rights Agreement between Broadway Financial Corporation and Computershare Trust Company, N.A., as rights agent (Exhibit 4.1 to Form 8-K filed by Registrant on September 10, 2020)
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

21.1^	List of Subsidiaries
23.1^	Consent of Moss Adams LLP
31.1^	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2^	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1^	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2^	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS^	XBRL Instance Document
101.SCH^	XBRL Taxonomy Extension Schema Document
101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF^	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB^	XBRL Taxonomy Extension Label Linkbase Document
101.PRE^	XBRL Taxonomy Extension Presentation Linkbase Document

*
Exhibits followed by a parenthetical reference are incorporated by reference herein from the document filed by the Registrant with the SEC described therein. Except as otherwise indicated, the SEC File No. for each incorporated document is 000‑27464.

**	Management contract or compensatory plan or arrangement.

^	Previously filed with the Company’s 2021 Form 10-K, originally filed with the SEC on April 15, 2022, which is being amended hereby.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWAY FINANCIAL CORPORATION

By:	/s/ Brenda J. Battey
Brenda J. Battey
Chief Financial Officer

Date:	May 2, 2022