Form 10-Q
period 2022-03-31
BROADWAY FINANCIAL CORP \DE\
filed 2022-05-16
CIK 1001171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 9, 2022, 46,837,695 shares of the Registrant’s Class A voting common stock, 11,404,618 shares of the Registrant’s Class B non-voting common stock and 15,261,872 shares of the Registrant’s Class C non-voting common stock were outstanding.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition
(In thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Cash and due from banks	$37,925	$38,418
Interest-bearing deposits in other banks	208,181	193,102
Cash and cash equivalents	246,106	231,520
Securities available-for-sale, at fair value	170,308	156,396
Loans receivable held for investment, net of allowance of $3,539 and $3,391	653,375	648,513
Accrued interest receivable	2,449	3,372
Federal Home Loan Bank (“FHLB”) stock	2,222	2,573
Federal Reserve Bank (FRB) stock	693	693
Office properties and equipment, net	10,380	10,344
Bank owned life insurance	3,200	3,190
Deferred tax assets, net	8,312	6,101
Core deposit intangible, net	2,827	2,936
Goodwill	25,858	25,996
Other assets	5,395	1,871
Total assets	$1,131,125	$1,093,505

Liabilities and stockholders’ equity
Liabilities:
Deposits	$839,714	$788,052
Securities sold under agreements to repurchase	56,003	51,960
FHLB advances	73,001	85,952
Notes payable	14,000	14,000
Accrued expenses and other liabilities	12,070	12,441
Total liabilities	994,788	952,405
Cumulative Redeemable Perpetual Preferred stock, Series A, authorized 3,000 shares at March 31, 2022 and December 31, 2021; issued and outstanding none at March 31, 2022 and 3,000 shares at December 31, 2021, liquidation value $1,000 per share	-	3,000
Common stock, Class A, $0.01 par value, voting, authorized 75,000,000 shares at March 31, 2022 and December 31, 2021; issued 48,949,221 at March 31, 2022 and 46,291,852 shares at December 31, 2021; outstanding 46,194,148 shares at March 31, 2022 and 43,674,026 shares at December 31, 2021	489	463
Common stock, Class B, $0.01 par value, non-voting, authorized 15,000,000 shares at March 31, 2022 and December 31, 2021; issued and outstanding 11,404,618 shares at March 31, 2022 and December 31, 2021	114	114
Common stock, Class C, $0.01 par value, non-voting, authorized 25,000,000 shares at March 31, 2022 and December 31, 2021; issued 15,768,172 shares at March 31, 2022 and 16,689,775 shares at December 31, 2021; outstanding 15,768,172 shares at March 31, 2022 and 16,689,775 shares at December 31, 2021	158	167
Additional paid-in capital	143,373	140,289
Retained earnings	4,616	3,673
Unearned Employee Stock Ownership Plan (ESOP) shares	(813)	(829)
Accumulated other comprehensive loss, net of tax	(6,398)	(551)
Treasury stock-at cost, 2,617,826 shares at March 31, 2022 and at December 31, 2021	(5,326)	(5,326)
Total Broadway Financial Corporation and Subsidiary stockholders’ equity	136,213	141,000
Non-controlling interest	124	100
Total liabilities and stockholders’ equity	$1,131,125	$1,093,505

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Loss
 (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands, except per share)
Interest income:
Interest and fees on loans receivable	$7,336	$3,644
Interest on investment securities	591	56
Other interest income	84	77
Total interest income	8,011	3,777

Interest expense:
Interest on deposits	350	383
Interest on borrowings	489	549
Total interest expense	839	932

Net interest income	7,172	2,845
Loan loss provision	148	-
Net interest income after loan loss provision	7,024	2,845

Non-interest income:
Service charges	64	93
Other	217	30
Total non-interest income	281	123

Non-interest expense:
Compensation and benefits	3,619	5,390
Occupancy expense	442	308
Information services	865	241
Professional services	364	1,939
Office services and supplies	157	95
Corporate insurance	61	246
Amortization of investment in affordable housing limited partnership	53	26
Amortization of core deposit intangible	109	-
Other	290	382
Total non-interest expense	5,960	8,627

Income (loss) before income taxes	1,345	(5,659)
Income tax expense (benefit)	363	(2,172)
Net income (loss)	$982	$(3,487)
Less: Net income attributable to non-controlling interest	24	-
Net income (loss) attributable to Broadway Financial Corporation	$958	$(3,487)

Other comprehensive loss, net of tax:
Unrealized loss on securities available-for-sale arising during the period	$(8,154)	$(158)
Income tax benefit	(2,307)	(47)
Other comprehensive loss, net of tax	(5,847)	(111)

Comprehensive loss	$(4,889)	$(3,598)

Income (loss) per common share-basic	$0.01	$(0.13)
Income (loss) per common share-diluted	$0.01	$(0.13)

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$982	$(3,487)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loan loss provision	148	-
Depreciation	30	53
Net change in amortization of deferred loan origination costs	(148)	(21)
Net amortization of premiums on available for sale securities	118	10
Amortization of core deposit intangible	109	-
Amortization of purchase accounting marks on loans	(465)	-
Director compensation expense-common stock	84	45
Accretion of premium on FHLB advances	(11)	-
Stock-based compensation expense	15	168
ESOP compensation expense	18	23
Change in deferred taxes on goodwill	138	-
Earnings on bank owned life insurance	(10)	(10)
Change in assets and liabilities:
Net change in deferred taxes	96	(1,413)
Net change in accrued interest receivable	923	45
Net change in other assets	(3,524)	(1,176)
Net change in other liabilities	(311)	3,705
Net cash used in operating activities	(1,808)	(2,058)

Cash flows from investing activities:
Net change in loans receivable held for investment	(4,396)	(2,370)
Principal payments on available-for-sale securities	4,724	507
Purchase of available-for-sale securities	(26,908)	-
Proceeds from redemption of FHLB stock	351	-
Purchase of office properties and equipment	(67)	(15)

Net cash used in investing activities	(26,296)	(1,878)

Cash flows from financing activities:
Net change in deposits	51,662	(3,315)
Net increase in securities sold under agreements to repurchase	4,043	-
Dividends paid on preferred stock	(15)	-
Repayments of FHLB advances	(13,000)	-
Stock cancelled for income tax withholding	-	(447)
Repayments of junior subordinated debentures	-	(255)
Net cash provided by (used in) financing activities	42,690	(4,017)
Net change in cash and cash equivalents	14,586	(7,953)
Cash and cash equivalents at beginning of the period	231,520	96,109
Cash and cash equivalents at end of the period	$246,106	$88,156

Supplemental disclosures of cash flow information:
Cash paid for interest	$822	$809
Cash paid for income taxes	-	39
Supplemental disclosures of non-cash investing and financing activities:
Conversion of preferred shares into Class A common shares	3,000	-

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Three Months Ended March 31, 2022 and 2021
	Preferred Stock Non-Voting	Common Stock Voting	Common Stock Non-Voting	Additional Paid‑in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Substantially Restricted)	Unearned ESOP Shares	Treasury Stock	Non-controlling Interest	Total Stockholders’ Equity
					(In thousands)

Balance at January 1, 2022	$3,000	$463	$281	$140,289	$(551)	$3,673	$(829)	$(5,326)	$100	$141,100
Net income for the three months ended March 31, 2022	-	-	-	-	-	958	-	-	24	982
Conversion of preferred stock into common stock	(3,000)	12	-	2,988						-
Conversion of non-voting common shares into voting common shares		9	(9)							-
Release of unearned ESOP shares	-	-	-	2	-	-	16	-	-	18
Dividends paid on preferred stock	-	-	-	-	-	(15)	-	-	-	(15)
Stock awarded to directors	-	-	-	84	-	-	-	-	-	84
Restricted stock compensation expense	-	5	-	10	-	-	-	-	-	15
Other comprehensive loss, net of tax	-	-	-	-	(5,847)	-	-	-	-	(5,847)
Balance at March 31, 2022	$-	$489	$272	$143,373	$(6,398)	$4,616	$(813)	$(5,326)	$124	$136,337

Balance at January 1, 2021	$-	$219	$87	$46,851	$164	$7,783	$(893)	$(5,326)	$-	$48,885
Net loss for the three months ended March 31, 2021	-	-	-	-	-	(3,487)	-	-	-	(3,487)
Release of unearned ESOP shares	-	-	-	7	-	-	16	-	-	23
Restricted stock compensation expense	-	-	-	162	-	-	-	-	-	162
Common stock cancelled for payment of tax withholding	-	(1)	-	(446)	-	-	-	-	-	(447)
Stock awarded to directors	-	-	-	45	-	-	-	-	-	45
Stock option compensation expense	-	-	-	6	-	-	-	-	-	6
Other comprehensive loss, net of tax	-	-	-	-	(111)	-	-	-	-	(111)
Balance at March 31, 2021	$-	$218	$87	$46,625	$53	$4,296	$(877)	$(5,326)	$-	$45,076

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q.  These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”) and, accordingly, should be read in conjunction with such audited consolidated financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Subsequent events have been evaluated through May 16, 2022, which is the date these financial statements were issued.

Except as discussed below, our accounting policies are described in Note 1 – Summary of Significant Accounting Policies of our audited consolidated financial statements included in the 2021 Form 10-K.

Newly Adopted Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions regarding the accounting related to the modifications of certain contracts, relationships and other transactions that are affected by reference rate reform related to contracts that reference LIBOR or other reference rates that could be discontinued due to reference rate reform.  This guidance was adopted by the Company as of January 1, 2022. As of January 1, 2022, the Company modified all of its loan contracts that were benchmarked to the LIBOR index to SOFR, and applied the practical expedients allowed by this ASU regarding treatment of those modifications.

Accounting Pronouncements Yet to Be Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. For debt securities with other-than-temporary impairment, the guidance will be applied prospectively. Existing purchase credit impaired (“PCI”) assets will be grandfathered and classified as purchased credit deteriorated (“PCD”) assets at the date of adoption. The asset will be grossed up for the allowance for expected credit losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield of such assets as of the adoption date. Subsequent changes in expected credit losses will be recorded through the allowance. For all other assets within the scope of CECL, a cumulative-effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective.

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

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This new accounting standard pertains to eliminating certain existing accounting guidance for troubled debt restructurings (“TDRs”) by creditors and adding additional disclosures related to the nature and characteristics of modifications of loans to borrowers experiencing financial difficulties and vintage disclosures for gross write-offs. The amendments to Topic 326 have the same effective dates as ASU 2016-13. This guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

NOTE (2) – Business Combination

The Company completed its merger with CFBanc Corporation (“CFBanc”) on April 1, 2021, with the Company continuing as the surviving entity (the “CFBanc Merger”). Immediately following this merger, Broadway Federal Bank, f.s.b., a subsidiary of Broadway Financial Corporation, merged with and into City First Bank of D.C., National Association, with City First Bank of D.C., National Association continuing as the surviving entity (which concurrently changed its name to City First Bank, National Association). As of the acquisition date, CFBanc had $471.0 million in total assets, $227.7 million in gross loans, and $353.7 million of total deposits.

On April 1, 2021, (1) each share of CFBanc’s Class A Common Stock, par value $0.50 per share, and Class B Common Stock, par value $0.50 per share, issued and outstanding immediately prior to the CFBanc Merger was converted into 13.626 validly issued, fully paid and nonassessable shares, respectively, of the voting common stock of the Company, par value $0.01 per share, which were renamed Class A Common Stock, and a new class of non-voting common stock of the Company, par value $0.01 per share, which was named Class B Common Stock, and (2) each share of Fixed Rate Cumulative Redeemable Perpetual Preferred Stock, Series B, par value $0.50 per share, of CFBanc (“CFBanc Corporation Preferred Stock”) issued and outstanding immediately prior to the effective time of the CFBanc Merger was converted into one validly issued, fully paid and non-assessable share of a new series of preferred stock of the Company, which was designated as the Company’s Fixed Rate Cumulative Redeemable Perpetual Preferred Stock, Series A, with such rights, preferences, privileges and voting powers, and limitations and restrictions thereof, which taken as a whole, are not materially less favorable to the holders of CFBanc Corporation Preferred Stock than the rights, preferences, privileges and voting powers, and limitations and restrictions thereof of CFBanc Corporation Preferred Stock. The total value of the consideration transferred to CFBanc shareholders was approximately $66.3 million, which was based on the closing price of the Company’s common stock on March 31, 2021, the last trading day prior to the consummation of the merger.

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

A component of total loans acquired from CFBanc were loans that were considered to be PCI loans. Refer to Note 5 for additional information regarding PCI loans. The following table presents the amounts that comprise the fair value of PCI loans (in thousands):

Contractual amounts due	$1,825
Non-accretable difference (cash flows not expected to be collected)	(634)
Expected cash flows	1,191
Accretable yield	(346)
Fair value of PCI acquired loans	$845

In accordance with generally accepted accounting principles, there was no carryover of the allowance for loan losses that had been previously recorded on loans by CFBanc.

The following table presents the net interest income, net income, and earnings per share as if the CFBanc Merger was effective as of January 1, 2021. The unaudited pro forma financial information included in the table below is based on various estimates and is presented for informational purposes only and does not indicate the financial condition or results of operations of the combined Company that would have been achieved for the periods presented had the transactions been completed as of the date indicated or that may be achieved in the future.

	Three months Ended
	March 31, 2022	March 31, 2021
	(Dollars in thousands, except per share amounts)
Net interest income	$7,172	$5,197
Net income (loss)	958	(4,277)

Basic earnings per share	$0.01	$(0.08)
Diluted earnings per share	$0.01	$(0.08)

NOTE (3) – Earnings Per Share of Common Stock

Basic earnings per share of common stock is computed pursuant to the two-class method by dividing net income available to common stockholders less dividends paid on participating securities (unvested shares of restricted common stock) and any undistributed earnings attributable to participating securities by the weighted average common shares outstanding during the period.  The weighted average common shares outstanding includes the weighted average number of shares of common stock outstanding less the weighted average number of unvested shares of restricted common stock.  Employee Stock Ownership Plan shares are considered outstanding for this calculation unless unearned.  Diluted earnings per share of common stock includes the dilutive effect of unvested stock awards and additional potential common shares issuable under stock options.

The following table shows how the Company computed basic and diluted earnings (loss) per share of common stock for the periods indicated:

	For the three months ended March 31,
	2022	2021
	(In thousands, except share and per share data)

Net income (loss) attributable to Broadway Financial Corporation	$958	$(3,487)
Less net income attributable to participating securities	7	-
Income (loss) available to common stockholders	$951	$(3,487)

Weighted average common shares outstanding for basic earnings (loss) per common share	72,039,378	27,357,750
Add: dilutive effects of stock options	50,195	-
Add: dilutive effects of unvested restricted stock awards	490,372	-
Weighted average common shares outstanding for diluted earnings (loss) per common share	72,579,945	27,357,750

Income (loss) per common share - basic	$0.01	$(0.13)
Income (loss) per common share - diluted	$0.01	$(0.13)

Stock options for 450,000 shares of common stock for the three months ended March 31, 2021 were not considered in computing diluted earnings per common share because they were anti-dilutive due to the net loss. There were no unvested restricted stock awards as of March 31, 2021.

NOTE (4) – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios as of the periods indicated and the corresponding amounts of unrealized gains and losses that were recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2022:
Federal agency mortgage-backed securities	$79,222	$31	$(4,368)	$74,885
Federal agency collateralized mortgage obligations (“CMO”)	8,910	11	(373)	8,548
Federal agency debt	42,035	58	(1,826)	40,267
Municipal bonds	4,890	-	(354)	4,536
U. S. Treasuries	28,168	-	(1,104)	27,064
SBA pools	15,770	18	(780)	15,008
Total available-for-sale securities	$178,995	$118	$(8,805)	$170,308
December 31, 2021:
Federal agency mortgage-backed securities	$70,078	$196	$(244)	$70,030
Federal agency CMOs	9,391	11	(115)	9,287
Federal agency debt	38,152	106	(270)	37,988
Municipal bonds	4,898	40	(23)	4,915
U.S. Treasuries	18,169	-	(218)	17,951
SBA pools	16,241	122	(138)	16,225
Total available-for-sale securities	$156,929	$475	$(1,008)	$156,396

The Bank held 129 securities with unrealized losses of $8.8 million at March 31, 2022. None of these securities has been in a loss position for greater than one year.  The Bank’s securities were primarily issued by the federal government or its agencies. The unrealized gains or losses on our available-for-sale securities at March 31, 2022 were primarily caused by movements in market interest rates subsequent to the purchase of such securities.

The Bank held 129 securities with unrealized losses of $1.0 million at December 31, 2021. None of these securities has been in a loss position for greater than one year.  The Bank’s securities were primarily issued by the federal government or its agencies. The unrealized gains or losses on our available-for-sale securities at December 31, 2021 were primarily caused by movements in market interest rates subsequent to the purchase of such securities.

Securities with a market value of $61.9 million were pledged as collateral for securities sold under agreements to repurchase as of March 31, 2022, and included $22.3 million of U.S. Government Agency securities, $33.5 million of mortgage-backed securities, $4.1 million of federal agency CMO and $2.0 million of Small Business Administration (“SBA”) pool securities. Securities with a market value of $53.2 million were pledged as collateral for securities sold under agreements to repurchase as of December 31, 2021 and included $25.9 million of federal agency mortgage-backed securities, $13.3 million of federal agency debt, $9.8 million of SBA pool, and $4.2 million of federal agency CMO. (See Note 7 – Borrowings). There were no securities pledged to secure public deposits at March 31, 2022 or December 31, 2021.

The amortized cost and estimated fair value of all investment securities available-for-sale at March 31, 2022, by contractual maturities are shown below.  Contractual maturities may differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Due in one year or less	$1,009	$-	$(5)	$1,004
Due after one year through five years	49,938	-	(2,086)	47,852
Due after five years through ten years	19,373	8	(1,075)	18,306
Due after ten years (1)	108,675	110	(5,639)	103,146
	$178,995	$118	$(8,805)	$170,308

(1)	Mortgage-backed securities, collateralized mortgage obligations and SBA pools do not have a single stated maturity date and therefore have been included in the “Due after ten years” category.

At March 31, 2022 and December 31, 2021, there were no holdings of securities by any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity. There were no sales of securities during the three months ended March 31, 2022.

NOTE (5) – Loans Receivable Held for Investment

Loans receivable held for investment were as follows as of the dates indicated:

	March 31, 2022	December 31, 2021
	(In thousands)
Real estate:
Single family	$40,145	$45,372
Multi-family	401,252	393,704
Commercial real estate	90,402	93,193
Church	21,365	22,503
Construction	33,938	32,072
Commercial – other	53,880	46,539
SBA loans	15,488	18,837
Consumer	146	-
Gross loans receivable before deferred loan costs and premiums	656,616	652,220
Unamortized net deferred loan costs and premiums	1,674	1,526
Gross loans receivable	658,290	653,746
Credit and interest marks on purchased loans, net	(1,376)	(1,842)
Allowance for loan losses	(3,539)	(3,391)
Loans receivable, net	$653,375	$648,513

As of March 31, 2022 and December 31, 2021, the commercial loan category above included $14.7 million and $18.0 million, respectively, of loans issued under the SBA’s Paycheck Protection Program (PPP). PPP loans have terms of two to five years and earn interest at 1%. PPP loans are fully guaranteed by the SBA and have virtually no risk of loss. The Bank expects the vast majority of the PPP loans to be fully forgiven by the SBA.

As part of the CFBanc Merger, the Company acquired loans for which there was, at acquisition, evidence of credit deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. Prior to the CFBanc Merger, there were no such acquired loans. The carrying amount of those loans as of March 31, 2022, and December 31, 2021, was as follows:

	March 31, 2022	December 31, 2021
	(In thousands)
Real estate:
Single family	$56	$558
Commercial real estate	-	221
Commercial – other	109	104
	$165	$883

On the acquisition date, the amount by which the undiscounted expected cash flows of the PCI loans exceeded the estimated fair value of the loan is the accretable yield. The accretable yield is measured at each financial reporting date and represents the difference between the remaining undiscounted cash flows and the current carrying value of the PCI loan. At March 31, 2022, and December 31, 2021, none of the Company’s PCI loans were classified as nonaccrual.

The following table summarizes the accretable yield on the PCI loans for the three months ended March 31, 2022:

March 31, 2022
(In thousands)

Balance at the beginning of the period	$883
Deduction due to Payoffs	(707)
Accretion	11
Balance at the end of the period	$165

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	For the three months ended March 31, 2022
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
Beginning balance	$145	$2,657	$236	$103	$212	$23	$15	$3,391
Provision for (recapture of) loan losses	12	114	(20)	(40)	25	57	-	148
Recoveries	-	-	-	-	-	-	-	-
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$157	$2,771	$217	$63	$236	$95	$-	$3,539

	For the three months ended March 31, 2021
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	Consumer	Total
Beginning balance	$296	$2,433	$222	$237	$22	$4	$1	$3,215
Provision for (recapture of) loan losses	(21)	40	(3)	(16)	-	1	(1)	-
Recoveries	-	-	-	-	-	-	-	-
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$275	$2,473	$219	$221	$-	$5	$-	$3,215

The following tables present the balance in the allowance for loan losses and the recorded investment (unpaid contractual principal balance less charge-offs, less interest applied to principal, plus unamortized deferred costs and premiums) by loan type and based on impairment method as of the dates indicated:

	March 31, 2022
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	SBA	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3	$-	$-	$4	$-	$-	$-	$7
Collectively evaluated for impairment	154	2,771	217	59	236	95	-	3,532
Total ending allowance balance	$157	$2,771	$217	$63	$236	$95	$-	$3,539
Loans:
Loans individually evaluated for impairment	$64	$277	$-	$1,907	$-	$-	$-	$2,248
Loans collectively evaluated for impairment	31,151	368,647	24,594	8,062	26,606	17,281	-	476,341
Subtotal	31,215	368,924	24,594	9,969	26,606	17,281	-	478,589
Loans acquired in the Merger	8,930	34,002	65,808	11,396	7,332	36,599	15,488	179,701
Total ending loans balance	$40,145	$402,926	$90,402	$21,365	$33,938	$53,880	$15,488	$658,290

	December 31, 2021
	Real Estate
	Single family	Multi- family	Commercial real estate	Church	Construction	Commercial - other	SBA	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3	$-	$-	$4	$-	$-	$-	$7
Collectively evaluated for impairment	142	2,657	236	99	212	23	15	3,384
Total ending allowance balance	$145	$2,657	$236	$103	$212	$23	$15	$3,391
Loans:
Loans individually evaluated for impairment	$65	$282	$-	$1,954	$-	$-	$-	$2,301
Loans collectively evaluated for impairment	32,599	353,179	25,507	9,058	24,225	3,124	-	447,692
Subtotal	32,664	353,461	25,507	11,012	24,225	3,124	-	449,993
Loans acquired in the Merger	12,708	41,769	67,686	11,491	7,847	43,415	18,837	203,753
Total ending loans balance	$45,372	$395,230	$93,193	$22,503	$32,072	$46,539	$18,837	$653,746

The following table presents information related to loans individually evaluated for impairment by loan type as of the dates indicated:

	March 31, 2022			December 31, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Multi-family	$277	$277	$-	$282	$282	$-
Church	1,811	1,810	-	1,854	1,854	-
With an allowance recorded:
Single family	64	64	3	65	65	3
Church	96	96	4	100	100	4
Total	$2,248	$2,248	$7	$2,301	$2,301	$7

The recorded investment in loans excludes accrued interest receivable due to immateriality.  For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

The following table presents the monthly average of loans individually evaluated for impairment by loan type and the related interest income for the periods indicated:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$64	$1	$571	$7
Multi-family	279	5	296	5
Church	2,535	25	3,789	63
Commercial – other	-	-	46	1
Total	$2,878	$31	$4,702	$76

Cash-basis interest income recognized represents cash received for interest payments on accruing impaired loans and interest recoveries on non-accrual loans that were paid off.  Interest payments collected on non-accrual loans are characterized as payments of principal rather than payments of the outstanding accrued interest on the loans until the remaining principal on the non-accrual loans is considered to be fully collectible or paid off.  When a loan is returned to accrual status, the interest payments that were previously applied to principal are deferred and amortized over the remaining life of the loan.  Foregone interest income that would have been recognized had loans performed in accordance with their original terms amounted to $17 thousand and $19 thousand for the three months ended March 31, 2022 and 2021, respectively and were not included in the consolidated results of operations.

The following tables present the aging of the recorded investment in past due loans by loan type as of the dates indicated:

	March 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single family	$-	$-	$-	$-	$40,145	$40,145
Multi-family	-	-	-	-	402,926	402,926
Commercial real estate	2,944	-	-	2,944	87,458	90,402
Church	-	-	-	-	21,365	21,365
Construction	-	-	-	-	33,938	33,938
Commercial - other	-	-	-	-	53,880	53,880
SBA loans	-	-	-	-	15,488	15,488
Consumer	-	-	-	-	146	146
Total	$2,944	$-	$-	$2,944	$655,346	$658,290

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single family	$-	$-	$-	$-	$45,372	$45,372
Multi-family	-	-	-	-	395,230	395,230
Commercial real estate	-	2,423	-	2,423	90,770	93,193
Church	-	-	-	-	22,503	22,503
Construction	-	-	-	-	32,072	32,072
Commercial - other	-	-	-	-	46,539	46,539
SBA	-	-	-	-	18,837	18,837
Total	$-	$2,423	$-	$2,423	$651,323	$653,746

The following table presents the recorded investment in non-accrual loans by loan type as of the dates indicated:

	March 31, 2022	December 31, 2021
	(In thousands)
Loans receivable held for investment:
Church	653	684
Total non-accrual loans	$653	$684

There were no loans 90 days or more delinquent that were accruing interest as of March 31, 2022 or December 31, 2021. None of the church non-accrual loans were delinquent, but none qualified for accrual status as of the periods indicated.

Troubled Debt Restructurings

At March 31, 2022, loans classified as TDRs totaled $1.8 million, of which $177 thousand were included in non-accrual loans and $1.6 million were on accrual status.  At December 31, 2021, loans classified as TDRs totaled $1.8 million, of which $188 thousand were included in non-accrual loans and $1.6 million were on accrual status.  The Company has allocated $7 thousand of specific reserves for accruing TDRs as of March 31, 2022 and December 31, 2021.  TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period of time and for which the Bank anticipates full repayment of both principal and interest.  TDRs that are on non-accrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments, as modified.  A well-documented credit analysis that supports a return to accrual status based on the borrower’s financial condition and prospects for repayment under the revised terms is also required.  As of March 31, 2022 and December 31, 2021, the Company had no commitment to lend additional amounts to customers with outstanding loans that are classified as TDRs.  No loans were modified during the three month periods ended March 31, 2022 and 2021.

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

	March 31, 2022
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Single family	$38,135	$1,328	$268	$414	$-	$-	$40,145
Multi-family	385,748	6,428	2,540	8,210	-	-	402,926
Commercial real estate	70,078	9,589	5,970	4,765	-	-	90,402
Church	16,795	931	-	3,639	-	-	21,365
Construction	9,158	24,780	-	-	-	-	33,938
Commercial - other	41,397	12,167	-	307	9	-	53,880
SBA	14,668	657	163	-	-	-	15,488
Consumer	146	-	-	-	-	-	146
Total	$576,125	$55,880	$8,941	$17,335	$9	$-	$658,290

	December 31, 2021
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Single family	$42,454	$1,343	$271	$1,304	$-	$-	$45,372
Multi-family	378,141	7,987	575	8,527	-	-	395,230
Commercial real estate	69,257	7,034	9,847	7,055	-	-	93,193
Church	20,021	-	-	2,482	-	-	22,503
Construction	10,522	21,550	-	-	-	-	32,072
Commercial - other	33,988	12,551	-	-	-	-	46,539
SBA	18,665	-	172	-	-	-	18,837
Total	$573,048	$50,465	$10,865	$19,368	$-	$-	$653,746

NOTE (6) – Goodwill and Intangible Assets

 In connection with the CFBanc Merger completed as of April 1, 2021 (See Note 2 - Business Combination), the Company recognized goodwill of $26.0 million and a core deposit intangible of $3.3 million. The following table presents the changes in the carrying amounts of goodwill and core deposit intangibles for the three months ended March 31, 2022:

	Goodwill	Core Deposit Intangible
	(In thousands)
Balance at the beginning of the period	$25,996	$2,936
Additions	-	-
Change in deferred tax estimate	(138)	(109)
Impairment	-	-
Balance at the end of the period	$25,858	$2,827

The following table outlines the estimated amortization expense for the core deposit intangible during the next five fiscal years:

(In thousands)
2022	$326
2023	390
2024	336
2025	315
2026	304
Thereafter	1,156
$2,827

NOTE (7) – Borrowings

The Bank enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Bank may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Bank to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Banks’s consolidated statements of financial condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. These agreements mature on a daily basis. As of March 31, 2022, securities with a market value of $61.9 million were pledged as collateral for securities sold under agreements to repurchase and included $22.3 million of U.S. Government Agency securities, $33.5 million of mortgage-backed securities, $4.1 million of federal agency CMO and $2.0 million of SBA pool securities. As of December 31, 2021, securities sold under agreements to repurchase totaled $52.0 million at an average rate of 0.10%. The market value of securities pledged totaled $53.2 million as of December 31, 2021 and included $13.3 million of U.S. Government Agency securities and $39.9 million of mortgage-backed securities.

At March 31, 2022 and December 31, 2021, the Bank had outstanding advances from the FHLB of San Francisco totaling $73.0 million and $86.0 million, respectively. The weighted interest rate was 1.66% and 1.85% as of March 31, 2022 and December 31, 2021, respectively. The weighted average contractual maturity was 22 months and 22 months as of March 31, 2022 and December 31, 2021, respectively. The advances were collateralized by loans with a market value of $106.5 million at March 31, 2022 and $165.0 million at December 31, 2021. The Bank also had $2.9 million in outstanding borrowings from the FHLB of Atlanta as of March 31, 2022 at an average rate of 2.60%. Principal repayments of $12 thousand per month are required until January 6, 2025 when the advance fully matures.  The advances were collateralized by loans with a market value of $22.4 million as of March 31, 2022.

In connection with the New Market Tax Credit activities of the Bank, CFC 45 is a partnership whose members include CFNMA and City First New Markets Fund II, LLC. This community development entity (“CDE”) acts in effect as a pass-through for a Merrill Lynch allocation totaling $14.0 million that needed to be deployed. In December 2015, Merrill Lynch made a $14.0 million non-recourse loan to CFC 45, whereby CFC 45 passed that loan through to a Qualified Active Low-Income Business (“QALICB”). The loan to the QALICB is secured by a Leasehold Deed of Trust that, due to the pass-through, non-recourse structure, is operationally and ultimately for the benefit of Merrill Lynch rather than CFC 45. Debt service payments received by CFC 45 from the QALICB are passed through to Merrill Lynch in return for which CFC 45 receives a servicing fee. The financial statements of CFC 45 are consolidated with those of the Bank and the Company.

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

Assets acquired through or by transfer in lieu of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  These assets are subsequently accounted for at the lower of cost or fair value less estimated costs to sell.  Fair value is commonly based on recent real estate appraisals which are updated every three months.  These appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
At March 31, 2022:
Securities available for sale:
Federal agency mortgage-backed	$-	$79,222	$-	$79,222
Federal agency CMO	-	8,910	-	8,910
Federal agency debt	-	42,035	-	42,035
Municipal bonds	-	4,890	-	4,890
U. S. Treasuries	-	26,168	-	26,168
SBA pools	-	15,770	-	15,770

At December 31, 2021:
Securities available for sale:
Federal agency mortgage-backed	$-	$70,030	$-	$70,030
Federal agency CMO	-	9,287	-	9,287
Federal agency debt	-	37,988	-	37,988
Municipal bonds	-	4,915	-	4,915
U. S. Treasuries	-	17,951	-	17,951
SBA pools	-	16,225	-	16,225

There were no transfers between Level 1, Level 2, or Level 3 during the three months ended March 31, 2022 and 2021.

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

As of March 31, 2022 and December 31, 2021, the Bank did not have any impaired loans carried at fair value of collateral.

Fair Values of Financial Instruments

The following tables present the carrying amount, fair value, and level within the fair value hierarchy of the Company’s financial instruments as of March 31, 2022 and December 31, 2021.

		Fair Value Measurements at March 31, 2022
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$246,106	$246,106	$-	$-	$246,106
Securities available-for-sale	170,308	-	170,308	-	170,308
Loans receivable held for investment	653,375	-	-	598,354	598,354
Accrued interest receivable	2,449	1	266	2,182	2,449
Bank owned life insurance	3,200	3,200	-	-	3,200

Financial Liabilities:
Deposits	$839,714	$-	$784,698	$-	$784,698
Federal Home Loan Bank advances	73,001	-	72,037	-	72,037
Securities sold under agreements to repurchase	56,003	-	52,873	-	52,873
Notes payable	14,000	-	14,000	-	14,000
Accrued interest payable	135	-	135	-	135

		Fair Value Measurements at December 31, 2021
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$231,520	$231,520	$-	$-	$231,520
Securities available-for-sale	156,396	-	156,396	-	156,396
Loans receivable held for investment	648,513	-	-	623,778	623,778
Accrued interest receivable	3,372	19	1,089	2,264	3,372
Bank owned life insurance	3,190	3,190	-	-	3,190

Financial Liabilities:
Deposits	$788,052	$-	$754,181	$-	$754,181
Federal Home Loan Bank advances	85,952	-	87,082	-	87,082
Securities sold under agreements to repurchase	51,960	-	51,960	-	51,960
Notes payable	14,000	-	14,000	-	14,000
Accrued interest payable	119	-	119	-	119

In accordance with ASU No. 2016-01, the fair value of financial assets and liabilities was measured using an exit price notion.  Although the exit price notion represents the value that would be received to sell an asset or paid to transfer a liability, the actual price received for a sale of assets or paid to transfer liabilities could be different from exit price disclosed.

NOTE (9) – Stock-based Compensation

The Long-Term Incentive Plan, which was adopted by the Company and approved by the stockholders in 2018 (the “LTIP”), permits the grant of non-qualified and incentive stock options, stock appreciation rights, full value awards and cash incentive awards. The plan is in effect for ten years.  The maximum number of shares that can be awarded under the plan is 1,293,109 shares of common stock. As of March 31, 2022, there were 1,023,513 shares that had been awarded and 269,596 shares that were available to be issued under the LTIP.

During February of 2022 and 2021,  the Company issued 47,187 and 20,736 shares of stock, respectively, to its directors under the 2018 LTIP, which were fully vested. The Company recorded $84 thousand and $45 thousand of compensation expense during the quarters ended March 31, 2022 and March 31, 2021, based on the fair value of the stock, which was determined using the fair value of the stock on the date of the award.

During March of 2022, the Company issued 495,262 shares to its officers and employees under the 2018 LTIP. Each restricted stock award is valued based on the fair value of the stock on the date of the award. These awarded shares of restricted stock fully vest over periods ranging from 36 months to 60 months from their respective dates of grant. Stock based compensation is recognized on a straight-line basis over the vesting period. There were no shares issued to officers and employees during 2021. During the quarter ended March 31, 2021, the company recorded $119 thousand of stock based compensation expense related to awards granted previously to 2021.

No stock options were granted during the three months ended March 31, 2022 and 2021.

The following table summarizes stock option activity during the three months ended March 31, 2022 and 2021:

	Three months Ended March 31, 2022		Three months Ended March 31, 2021
	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
Outstanding at beginning of period	450,000	$1.62	450,000	$1.62
Granted during period	-	-	-	-
Exercised during period	-	-	-	-
Forfeited or expired during period	-	-	-	-
Outstanding at end of period	450,000	$1.62	450,000	$1.62
Exercisable at end of period	450,000	$1.62	450,000	$1.62

The Company did not record any stock-based compensation expense related to stock options during the three months ended March 31, 2022. For the three months ended March 31, 2021, the Company recorded $6 thousand of expense related to stock options.

Options outstanding and exercisable at March 31, 2022 were as follows:

Outstanding				Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
450,000		$1.62		450,000	$1.62
450,000	4.40 years	$1.62	$-	450,000	$1.62	$-

NOTE (10) – ESOP Plan

Employees participate in an ESOP after attaining certain age and service requirements.  In December 2016, the ESOP purchased 1,493,679 shares of the Company’s common stock at $1.59 per share, for a total cost of $2.4 million, of which $1.2 million was funded with a loan from the Company.  The loan will be repaid from the Bank’s annual discretionary contributions to the ESOP, net of dividends paid, over a period of 20 years.  Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants.  When loan payments are made, shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants.  As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital.  Any dividends on allocated shares increase participant accounts.  Any dividends on unallocated shares will be used to repay the loan.  Participants will receive shares for their vested balance at the end of their employment.  Compensation expense related to the ESOP was $18 thousand and $23 thousand for the three months ended March 31, 2022 and 2021.

Shares held by the ESOP were as follows:

	March 31, 2022	December 31, 2021
	(Dollars in thousands)

Allocated to participants	1,087,216	1,087,216
Committed to be released	20,128	10,064
Suspense shares	512,554	521,618
Total ESOP shares	1,619,898	1,618,898
Fair value of unearned shares	$933	$1,454

Unearned shares, which are reported as Unearned ESOP shares in the equity section of the consolidated statements of financial condition, were $813 thousand and $829 thousand at March 31, 2022 and December 31, 2021, respectively.

NOTE (11) – Regulatory Matters and Stockholders’ Equity

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

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have developed a “Community Bank Leverage Ratio” (“CBLR”) (the ratio of a bank’s tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies have set the Community Bank Leverage Ratio at 9%. The CARES Act temporarily lowered this ratio to 8% beginning in the three months ended March 31, 2020. The ratio then rose to 8.5% for 2021 and was reestablished at 9% on January 1, 2022. City First Bank, N.A. elected to adopt the CBLR option on April 1, 2020 as reflected in its March 31, 2020  Call Report.

Actual and required capital amounts and ratios as of the dates indicated are presented below.

	Actual		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2022:
Community Bank Leverage Ratio	$99,993	9.45%	$95,129	9.00%
December 31, 2021:
Community Bank Leverage Ratio	$98,590	9.32%	$89,871	8.50%

At March 31, 2022, the Company and the Bank met all the capital adequacy requirements to which they were subject. In addition, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since March 31, 2022 that would materially adversely change the Bank’s capital classifications. From time to time, we may need to raise additional capital to support the Bank’s further growth and to maintain the “well capitalized” status.

During the first quarter of 2022 the Company completed the exchange of all the Series A Fixed Rate Cumulative Redeemable Preferred Stock, with an aggregate liquidation value of $3 million, plus accrued dividends, for 1,193,317 shares of Class A Common Stock at an exchange price of $2.51 per share of Class A Common Stock.

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

At March 31, 2022, the Company maintained a $369 thousand valuation allowance on its deferred tax assets because the number of shares sold in the private placements completed on April 6, 2021 triggered limitations on the use of certain tax attributes under the Section 382 of the federal tax code. The ability to use net operating losses (“NOLs”) to offset future taxable income will be restricted and these NOLs could expire or otherwise be unavailable. In general, under Section 382 of the Code and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period.

NOTE (13) – Concentration of Credit Risk

The Bank has a significant concentration of deposits with one customer that accounted for approximately 16% of its deposits as of March 31, 2022. The Bank also has a significant concentration of short term borrowings from one customer that accounted for 74% of the outstanding balance of securities sold under agreements to repurchase as of March 31, 2022. The Bank expects to maintain the relationships with these customers for the foreseeable future.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of the financial statements of Broadway Financial Corporation (the “Company,” “us,” “we,” or “our,”) with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.  Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part I Item 1, “Consolidated Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q and Item 8 of Part II, “Financial Statements and Supplementary Data” of our 2021 Form 10-K.  Certain statements herein are forward-looking statements within the meaning of Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the U.S. Securities Act of 1933, as amended that reflect our current views with respect to future events and financial performance.  Forward-looking statements typically include words such as “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “forecast,” “intend,” and other similar expressions.  These forward-looking statements are subject to risks and uncertainties, which could cause actual future results to differ materially from historical results or from those anticipated or implied by such statements.  Readers should not place undue reliance on these forward-looking statements, which speak only as of their dates or, if no date is provided, then as of the date of this Form 10-Q.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

Critical Accounting Policies and Estimates

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. This discussion highlights those accounting policies that management considers critical. All accounting policies are important, however, and therefore you are encouraged to review each of the policies included in Note 1 “Summary of Significant Accounting Principles” of the Notes to Consolidated Financial Statements in our 2021 Form 10-K to gain a better understanding of how our financial performance is measured and reported. Management has identified the Company’s critical accounting policies as follows:

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

Acquired Loans

Acquired loans that are not considered to be PCI loans are recognized at fair value at the acquisition date, with the resulting credit and non-credit discount or premium being amortized or accreted into interest income using the level yield method. Acquired loans that in management’s judgement have shown evidence of deterioration in credit quality since origination are classified as PCI loans. Factors that indicate a loan may have shown evidence of credit deterioration include delinquency, downgrades in credit rating, non-accrual status, and other negative factors identified by management at the time of initial assessment. The Company estimates the amount and timing of expected cash flows for each PCI loan, and the expected cash flows in excess of the allocated fair value is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (non-accretable difference). Over the life of the PCI loan, expected cash flows continue to be estimated each quarter. If the present value of expected cash flows decreases from the prior estimate, a provision for loan losses is recorded and an allowance for loan losses is established. If the present value of expected cash flows increases from the prior estimate, the increase is recognized as part of future interest income.

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

Fair values are estimated using relevant market information and other assumptions, as more fully disclosed in Note 8 of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for items. Changes in assumptions or in market conditions could significantly affect the estimates.

COVID-19 Pandemic Impact

The Company continues to monitor the impact of the lingering COVID-19 pandemic on its operations.  To date, the Bank has not implemented layoffs or furloughs of any employees because of the pandemic.

Although the Bank developed plans and policies for providing financial relief to borrowers that may experience difficulties in meeting the terms of their loans, as of March 31, 2022, none of its borrowers had requested loan modifications and the Bank had no delinquencies related to COVID-19.

The Company participated in the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) by way of its merger with CFBanc Corporation. The Bank has originated $26.5 million in PPP since the merger. No PPP loans were originated during the three months ended March 31, 2022 as the program ended in June of 2021.

Overview

The Company merged with CFBanc on April 1, 2021, with Broadway Financial Corporation continuing as the surviving entity.  Immediately following the CFBanc Merger, Broadway Federal Bank, f.s.b. merged with and into City First Bank of D.C, National Association with City First Bank of D.C., National Association continuing as the surviving entity (which concurrently changed its name to City First Bank, National Association). Accordingly, results for the first quarter of 2022 include the operations of Broadway Financial Corporation and its subsidiary, City First Bank, National Association. Results for the three months ended March 31, 2021 include the operations of Broadway Financial Corporation and the results of Broadway Federal Bank, f.s.b., its former subsidiary.

Total assets increased by $37.6 million during the first quarter ended March 31, 2022, primarily due to growth in cash and cash equivalents of $14.6 million, growth in investment securities available-for-sale of $13.9 million, a net increase in loans held for investment of $4.9 million, growth in other assets of $3.5 million, and a net increase in the deferred tax asset of $2.2 million.  Total assets increased by $652 million compared to March 31, 2021, primarily because of the assets, totaling $475 million, that were acquired in the Merger.

Total liabilities increased by $42.4 million to $994.8 million at March 31, 2022 from $952.4 million at December 31, 2021. The increase in total liabilities primarily consisted of net increases in deposits of $51.7 million and net increases in securities sold under agreements to repurchase of $4.0 million, which outweighed a $13.0 million decrease in FHLB advances.

Net income for the first quarter of 2022 increased to $958 thousand compared to a net loss of $3.5 million for the first quarter of 2021 primarily due to an increase in net interest income before loan provision of $4.3 million due to interest income from the acquired interest-earning assets of CFB and growth in interest-earning assets since the Merger.  Non-interest expense decreased by $2.7 million during the first quarter of 2022 compared to the first quarter of 2021, primarily because the results for the first quarter of 2021 included non-recurring costs of $5.4 million related to the Merger, partially offset by increases from including the operations of CFB in the results for the first quarter of 2022 and higher data processing costs after the merger.

Net Interest Income

First Quarter of 2022 Compared to First Quarter of 2021

Net interest income before loan loss provision for the first quarter of 2022 totaled $7.2 million, representing an increase of $4.3 million over net interest income before loan loss provision of $2.8 million for the first quarter of 2021. The increase resulted from additional interest income, primarily growth of $564.3 million in average interest-earning assets during the first quarter of 2022 compared to the first quarter of 2021 due to the acquisition of loans, securities, and cash equivalents in the Merger on April 1, 2021.  Net interest income in the first quarter of 2022 also benefited from a reduction in the overall rates paid on interest-bearing liabilities of 48 basis points.

Interest income and fees on loans receivable increased by $3.7 million to $7.3 million for the first quarter of 2022, from $3.6 million for the first quarter of 2021 due to an increase of $292.0 million in the average balance of loans receivable, which increased interest income by $3.2 million, and an increase of 46 basis points in the average yield on loans, which increased interest income by $455 thousand. The increase in the average balance of loans receivable was primarily the result of the addition of $225.9 million of loans in the Merger, as well as additional organic loan growth of the combined entity after the date of the Merger. In addition, the increase in the average yield on loans receivable in the first quarter of 2022 was primarily the result of higher yields earned on the commercial loan portfolio acquired in the Merger.

Interest income on securities increased by $497 thousand for the first quarter of 2022 to $553 thousand, compared to $56 thousand in the first quarter of 2021.  The increase in interest income on securities primarily resulted from growth of $150.6 million in the average balance of securities, which resulted from securities of $150.0 million acquired in the Merger.  The higher average balance of securities increased interest income by $524 thousand.  This increase was partially offset by the effects of a decrease of 78 basis points in the average interest rate earned on securities, which reduced interest income by $27 thousand.

Other interest income increased by $45 thousand during the first quarter of 2022 compared to the first quarter of 2021 primarily due to an increase of $122.1 million in the average balance of interest-earning deposits and other short-term investments, which increased interest income by $49 thousand.  This increase was offset by a decrease of $4 thousand in the dividend income on FHLB and FRB stock between the two periods.

Interest expense for the first quarter of 2022 decreased by $93 thousand compared to the first quarter of 2021 due to a decrease of 48 basis points in the Company’s cost of interest-bearing liabilities.  The lower rates paid offset the impact of $421.6 million in average interest-bearing liabilities assumed in the Merger.

Interest expense on deposits decreased by $33 thousand for the first quarter of 2022 compared to the first quarter of 2021.  The decrease was primarily attributable to a decrease of 28 basis points in the average rate paid on deposits, which caused interest expense on deposits to decrease by $316 thousand.  This decrease was partially offset by the effects of an increase of $389.5 million in the average balance of deposits, primarily because of the Merger, which increased interest expense by $283 thousand.

Interest expense on borrowings decreased by $60 thousand for the first quarter of 2022, compared to the first quarter of 2021.  The decrease was attributable to a decrease of 59 basis points in the average borrowing rate, which decreased interest expense by $192 thousand, offset by an increase in average borrowings of $32.1 million during the period, which increased interest expense by $132 thousand.  The increase in the average balance of borrowings was due to an increase of $68.0 million in the average balance of short-term borrowings (primarily, securities sold under agreements to repurchase that were assumed in the Merger), offset by a decrease of $32.7 million in average borrowings from the FHLB and a decrease of $3.3 million in the average balance of the Company’s junior subordinated debentures, which were paid off in the third quarter of 2021.

The net interest margin increased to 2.76% for the first quarter of 2022 from 2.40% for the first quarter of 2021 primarily due to an increase in the volume of interest-earning assets (mainly due to an increase in the average balance of loans receivable), the contribution of higher loan yields earned on the commercial loan portfolio acquired in the Merger and a decrease in the average rate paid on interest-bearing liabilities of 48 basis points.

	For the three months ended
	March 31, 2022			March 31, 2021
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits	$220,266	$84	0.15%	$98,183	$35	0.14%
Securities	160,968	553	1.37%	10,414	56	2.15%
Loans receivable (1)	653,493	7,336	4.49%	361,487	3,644	4.03%
FRB and FHLB stock	3,046	38	4.99%	3,431	42	4.90%
Total interest-earning assets	1,037,773	$8,011	3.09%	473,515	$3,777	3.19%
Non-interest-earning assets	74,542			11,064
Total assets	$1,112,315			$484,579

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$207,078	$189	0.37%	$76,750	$81	0.42%
Passbook deposits	66,825	8	0.05%	64,044	57	0.36%
NOW and other demand deposits	230,461	39	0.07%	54,650	7	0.05%
Certificate accounts	201,446	114	0.23%	120,857	238	0.79%
Total deposits	705,810	350	0.20%	316,301	383	0.48%
FHLB advances	77,849	342	1.76%	110,500	527	1.91%
Junior subordinated debentures	-	-	0.00%	3,275	22	2.69%
Other borrowings	68,019	147	0.86%	-	-	0.00%
Total borrowings	145,868	489	1.34%	113,775	549	1.93%
Total interest-bearing liabilities	851,678	$839	0.39%	430,076	$932	0.87%
Non-interest-bearing liabilities	121,912			5,832
Stockholders’ equity	138,725			48,671
Total liabilities and stockholders’ equity	$1,112,315			$484,579

Net interest rate spread (2)		$7,172	2.70%		$2,845	2.32%
Net interest rate margin (3)			2.76%			2.40%
Ratio of interest-earning assets to interest-bearing liabilities			121.85%			110.10%

(1)	Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs and loan premiums.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

Loan Loss Provision

The Company recorded a loan loss provision of $148 thousand for the first quarter of  2022 due to growth in the loan portfolio. There was no loan loss provision during the first quarter of 2021. No loan charge-offs were recorded during the first quarter of 2022 or 2021. The Allowance for Loan and Lease Losses (“ALLL”) increased to $3.5 million as of March 31, 2022 compared to $3.4 million as of December 31, 2021.

Non-interest Income

Non-interest income for the first quarter of 2022 totaled $280 thousand, compared to $123 thousand for the first quarter of 2021.  The increase in non-interest income was primarily due to fees earned from the remaining  New Market Tax Credit ventures on the books of City First Bank and an increase in ATM exchange fees.

Non-interest Expense

Total non-interest expense was $6.0 million for the first quarter of 2022, compared to $8.6 million for the first quarter of 2021.  The decrease in non-interest expense was primarily due to non-recurring compensation costs and professional services fees associated with the CFBanc merger on April 1, 2021, partially offset by higher information services costs.  Compensation costs and professional services fees decreased by $1.8 million and $1.6 million, respectively, during the first quarter of 2022 compared to the first quarter of 2021, while information services costs increased by $624 thousand.  In addition, during the first quarter of 2022 the Company recorded $109 thousand of expense to amortize the core deposit intangible asset that was recorded in connection with the Merger.

Income Tax Expense or Benefit

Income tax expense or benefit is computed by applying the statutory federal income tax rate of 21%.  State taxes are recorded at the State of California tax rate and apportioned based on an allocation schedule to reflect that a portion of the Bank’s operations are conducted in the Washington, D.C. area.  The Company recorded income tax expense of $363 thousand during the first quarter of 2022, representing an effective rate of 27.0%, and a tax benefit of $2.2 million during the first quarter of 2021, representing an effective tax rate of 38.4%.

Financial Condition

Total Assets

Total assets increased by $37.6 million to $1131 billion at March 31, 2022 from $1.094 billion million at December 31, 2021, primarily due to growth in cash and cash equivalents of $14.6 million, growth in investment securities available-for-sale of $13.9 million,  a net increase in loans held for investment of $4.9 million, growth in other assets of $3.5 million and a net increase in the deferred tax asset of $2.2 million.

Securities Available-For-Sale

Securities available-for-sale totaled $170.3 million at March 31, 2022, compared with $156.4 million at December 31, 2021. The $13.9 million increase in securities available-for-sale during the three months ended March 31, 2022 was primarily due to additional purchases of securities of $26.9 million. These increases were partially offset by net amortizations and paydowns of investment securities of $4.7 million.

Loans Receivable

Loans receivable increased by $4.9 million during the first quarter of 2022 primarily due to loan originations in excess of payoffs. The Bank originated $41.5 million multi-family loans, $2.9 million of commercial real estate loans, $9.5 million of commercial loans and $756 thousand in construction loans. Loan advances on pre-existing construction loans totaled $6.5 million. Loan payoffs and repayments totaled $56.9 million during the first quarter of 2022, of which $33 million were PPP loans.

 Allowance for Loan Losses

As a smaller reporting  company as defined by the SEC, the Company is not required to adopt the CECL accounting standard until 2023; consequently, the Bank’s ALLL is based on probable incurred losses at the date of the consolidated statement of financial position, rather than projections of future economic conditions over the life of the loans.  In determining the adequacy of the ALLL within the context of the current uncertainties posed by the COVID-19 Pandemic, management has considered the historical and current performance of the Company’s portfolio, as well as various measures of the quality and safety of the portfolio, such as debt servicing and loan-to-value ratios.  Management is continuing to monitor the loan portfolio and regularly communicating with borrowers to determine the continuing adequacy of the ALLL.

We record a provision for loan losses as a charge to earnings, when necessary, in order to maintain the ALLL at a level sufficient, in management’s judgment, to absorb probable incurred losses in the loan portfolio.  At least quarterly we assess the overall quality of the loan portfolio and general economic trends in the local markets in which we operate.  The determination of the appropriate level for the allowance is based on these reviews, considering such factors as historical loss experience for each type of loan, the size and composition of our loan portfolio, the levels and composition of our loan delinquencies, non-performing loans and net loan charge-offs, the value of underlying collateral on problem loans, regulatory policies, general economic conditions, and other factors related to the collectability of loans in the portfolio.

The ALLL was $3.5 million or 0.54% of gross loans held for investment at March 31, 2022, compared to $3.4 million, or 0.52% of gross loans held for investment, at December 31, 2021.  The increase in the dollar amount of ALLL during the first quarter of  2022 was the result of additional loan loss provisions due to loan growth during the period.

As of March 31, 2022, loan delinquencies totaled $2.9 million, compared to $2.4 million at December 31, 2021.  No loan was greater than 90 days delinquent. There was one commercial real estate loan that was 30 days delinquent as of March 31, 2022 and one commercial real estate loan to a different borrower that was 84 days delinquent as of December 31, 2021.

Non-performing loans (NPLs) consist of delinquent loans that are 90 days or more past due and other loans, including troubled debt restructurings that do not qualify for accrual status.  At March 31, 2022, NPLs totaled $653 thousand, compared to $684 thousand at December 31, 2021.  The decrease of $78 thousand in NPLs during the three months ended March 31, 2022 was due to loan repayments. The Bank did not have any real estate owned from foreclosures (REO) at March 31, 2022 or December 31, 2021.

In connection with our review of the adequacy of our ALLL, we track the amount and percentage of our NPLs that are paying currently, but nonetheless must be classified as NPL for reasons unrelated to payments, such as lack of current financial information and an insufficient period of satisfactory performance.  As of March 31, 2022 and December 31, 2022, all our non-performing loans were current in their payments.  Also, in determining the ALLL, we evaluate the ratio of the ALLL to NPLs, which was 541.96% at March 31, 2022 compared to 495.8% at December 31, 2021.

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

There were no recoveries or charge-offs recorded during the first quarter of  2022 or 2021.

Impaired loans at March 31, 2022 were $2.2 million, compared to $2.3 million at December 31, 2021.  The  decrease of $52 thousand in impaired loans during the first quarter of  2022 was primarily due to loan repayments.  Specific reserves for impaired loans were $7 thousand, or 0.31% of the aggregate impaired loan amount at March 31, 2022, compared to $7 thousand, or 0.30% of the aggregate impaired loan amount at December 31, 2021.

On March 27, 2020, the Coronavirus Aid Relief and Economic Security Act (“CARES Act”) was signed into law by Congress. The CARES Act provides financial institutions, under specific circumstances, the opportunity to temporarily suspend certain requirements under generally accepted accounting principles related to Troubled Debt Restructurings (“TDR’s”) for a limited period of time to account for the effects of COVID-19.  In March 2020, a joint statement was issued by federal and state regulatory agencies, after consultation with the FASB, to clarify that short-term loan modifications, such as payment deferrals, fee waivers, extensions of repayment terms or other insignificant payment delays, are not TDRs if made on a good-faith basis in response to COVID-19 to borrowers who were current prior to any relief. Under this guidance, three months or less is provided as an example of short-term, and current is defined as less than 30 days past due at the time the modification program is implemented.  The guidance also provides that these modified loans generally will not be classified as non-accrual loans during the term of the modification.

The Bank has a loan modification program for the effects of COVID-19 on its borrowers. At the date of this filing, two borrowers have requested applications, but no applications for loan modifications have been formally submitted. Both borrowers were current at the time the modification program was implemented.  To date, no modifications have been granted.

We believe that the ALLL is adequate to cover probable incurred losses in the loan portfolio as of March 31, 2022, but because of the uncertainties posed by the COVID-19 Pandemic and other economic uncertainties, there can be no assurance that actual losses will not exceed the estimated amounts.  In addition, the OCC and the Federal Deposit Insurance Corporation (“FDIC”) periodically review the ALLL as an integral part of their examination process.  These agencies may require an increase in the ALLL based on their judgments of the information available to them at the time of their examinations.

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

Goodwill decreased by $138 thousand from $26.0 million to $25.9 million due to a recalculation of deferred taxes on the assets and liabilities acquired as of the merger date.

The core deposit intangible asset is amortized on an accelerated basis reflecting the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. The estimated life of the core deposit intangible is approximately 10 years, with 9 years remaining as of March 31, 2022. During the three months ended March 31, 2022, the Company recorded $109 thousand of amortization expense related to the core deposit intangible.

No impairment charges were recorded during the three months ended March 31, 2022 related to goodwill or the core deposit intangible.

Total Liabilities

Total liabilities increased by $42.4 million to $994.8 million at March 31, 2022 from $952.4 million at December 31, 2021, largely due to growth in deposits.

Deposits

Deposits increased by $51.6 million to $839.7 million at March 31, 2022 from $788.1 million at December 31, 2021, which consisted of increases of $76.0 million in ICS deposits (ICS deposits are the Bank’s own money market accounts in excess of FDIC  insured limits whereby the Bank makes reciprocal arrangements for insurance with other banks), $6.4 million in CDARS deposits (CDARS deposits are similar to ICS deposits, but involve certificates of deposit instead of money market accounts), and $1.3 million in other certificates of deposit accounts.  The above increases in deposits were offset by a decrease of $32.1 million in liquid deposits (NOW, demand, money market, and passbook accounts).  Five customer relationships accounted for approximately 26% of our deposits at March 31, 2022. We expect to maintain these relationships for the foreseeable future.

Borrowings

Total borrowings at March 31, 2022 consisted of advances to the Bank from the FHLB of $73.0 million, repurchase agreements of $56.0 million, and borrowings associated with our Qualified Active Low-Income Business lending activities of $14.0 million compared to advances to the Bank from the FHLB of $86.0 million, repurchase agreements of $52.0 million, and borrowings associated with our Qualified Active Low-Income Business lending activities of $14.0 million as of December 31, 2021.

Balances of outstanding FHLB advances decreased to $73.0 million at March 31, 2022, compared to $86.0 million at December 31, 2021 due to the payoff of $13.0 million in advances that matured during the year.  The weighted average rate on FHLB advances decreased to 1.66% at March 31, 2022, compared to 1.85% at December 31, 2021 due to the maturity of higher rate advances.

The Bank enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Bank may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Bank to repurchase the assets.  As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Banks’s consolidated balance sheets, while the securities underlying the repurchase agreements remain in the respective investment securities available-for-sale accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. The outstanding balance of these borrowings totaled $59.0 million and $52.0 million as of March 31, 2022 and December 31, 2021, respectively, and the interest rate was 0.10% during both periods. These agreements mature on a daily basis. As of March 31, 2022, securities with a market value of $61.9 million were pledged as collateral for securities sold under agreements to repurchase and included $22.3 million of U.S. Government Agency securities, $33.5 million of mortgage-backed securities, $4.1 million of federal agency CMO and $2.0 million of SBA Pool securities. The market value of securities pledged totaled $53.2 million as of December 31, 2021 and included $13.3 million of U.S. Government Agency securities and $39.9 million of mortgage-backed securities.

One relationship accounted for 74% of our balance of securities sold under agreements to repurchase as of March 31, 2022. We expect to maintain this relationship for the foreseeable future.

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

Stockholders’ Equity

Stockholders’ equity was $136.2 million, or 12.04% of Broadway’s total assets, at March 31, 2022, compared to $141.0 million or 12.89% of Broadway’s total assets, at December 31, 2021.  The decrease in total stockholders’ equity was primarily due to an increase of $5.7 million in unrealized loss on available-for-sale securities, net of taxes, which resulted from increases in market interest rates that adversely affected the value of the securities portfolio during the first quarter of 2022.  There was no deterioration in the credit quality of the investment portfolio during the first quarter of 2022.

At March 31, 2022, CBLR was 9.45% compared to 9.32% as of December 31, 2021.  The increase in CBLR was due to growth in the Bank’s net earnings.

During the first quarter of 2022 the Company completed the exchange of all the Series A Fixed Rate Cumulative Redeemable Preferred Stock, with an aggregate liquidation value of $3 million, plus accrued dividends, for 1,193,317 shares of Class A Common Stock at an exchange price of $2.51 per share of Class A Common Stock.  In addition, during the quarter the Company issued 542,449 shares of Class A Common Stock to directors, executive officers, and certain employees, including 495,262 shares of restricted stock to executive officers and certain employees, which vest over periods ranging from 36 months to 60 months, and 47,187 shares of unrestricted stock to directors which vested immediately.

The Company’s book value per share was $1.85 per share as of March 31, 2022 compared to $1.92 per share as of December 31, 2021. The decrease in book value per share during the first quarter of 2022 was primarily due to an increase in unrealized losses on available for sale securities.

Tangible book value per common share is a non-GAAP measurement that excludes goodwill and the net unamortized core deposit intangible asset, which were both originally recorded in connection with the Merger.  The Company uses this non-GAAP financial measure to provide supplemental information regarding the Company’s financial condition and operational performance. A reconciliation between book value and tangible book value per common share is shown as follows:

	Common Equity Capital	Shares Outstanding	Per Share Amount
	(Dollars in thousands)

March 31, 2022:
Common book value	$136,213	73,504,185	$1.85
Less:
Goodwill	25,858
Net unamortized core deposit intangible	2,827
Tangible book value	$107,541	73,504,185	$1.46

December 31, 2021:
Common book value	$138,000	71,768,419	$1.92
Less:
Goodwill	25,996
Net unamortized core deposit intangible	2,936
Tangible book value	$109,068	71,768,419	$1.52

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet our obligations on a timely and cost-effective basis.  The Bank’s sources of funds include deposits, advances from the FHLB, other borrowings, proceeds from the sale of loans and investment securities, and payments of principal and interest on loans and investment securities.  The Bank is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock.  This approved limit and collateral requirement would have permitted the Bank to borrow an additional $13.6 million at March 31, 2022 based on pledged collateral.  In addition, the Bank had additional lines of credit of $11.0 million with other financial institutions as of that date.

The Bank’s primary uses of funds include withdrawals of and interest payments on deposits, originations of loans, purchases of investment securities, and the payment of operating expenses.  Also, when the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank invests in federal funds with the Federal Reserve Bank or in money market accounts with other financial institutions.  The Bank’s liquid assets at March 31, 2022 consisted of $246.1 million in cash and cash equivalents and $82.5 million in securities available-for-sale that were not pledged, compared to $231.5 million in cash and cash equivalents and $52.4 million in securities available-for-sale that were not pledged at December 31, 2021.  Currently, we believe that the Bank has sufficient liquidity to support growth over the foreseeable future. The increase in liquid assets during the first quarter of 2022 resulted from an increase in deposits.

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

On a consolidated basis, the Company recorded net cash outflows from operating activities of $1.8 million during the three months ended March 31, 2022, compared to consolidated net cash outflows from operating activities of $2.1 million during the three months ended March 31, 2021.  Net cash inflows from operating activities during the three months ended March 31, 2022 were primarily attributable increases in other assets, whereas net cash outflows from operating activities for the three months ended March 31, 2021 were primarily due to reductions in deferred tax assets and other assets, offset by an increase in accrued expenses and other liabilities.

The Company recorded consolidated net cash outflows from investing activities of $26.3 million during the three months ended March 31, 2022, compared to consolidated net cash outflows from investing activities of $1.9 million during the three months ended March 31, 2021.  Net cash inflows from investing activities during the three months ended March 31, 2022 were primarily due to purchases of investment securities of $26.9 million. In comparison, cash outflows from investing activities million during the three months ended March 31, 2021 were primarily due to principal payments on loans receivable held for investment, offset by funds used to originate new loans.

The Company recorded consolidated net cash inflows from financing activities of $42.7 million during the three months ended March 31, 2022, compared to consolidated net cash outflows from financing activities of $4.0 million during the three months ended March 31, 2021.  Net cash inflows from financing activities during the three months ended March 31, 2022 were primarily attributable to a net increase in deposits of $51.7 million and a net increase of $4.0 million in securities sold under agreements to repurchase, net of repayments of FHLB advances of $13.0 million.  During the three months ended March 31, 2021, net cash outflows from financing activities were primarily due to a $3.3 million decrease in deposit balances.

Capital Resources and Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of March 31, 2022 and December 31, 2021, the Bank exceeded all capital adequacy requirements to which it is subject and meets the qualifications to be considered “well capitalized.” (See Note 11 – Regulatory Matters.)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of March 31, 2022.  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On January 3, 2022, pursuant to an Exchange Agreement, the Company issued 1,193,317 shares of the Company’s Class A Common Stock to the holder of the Company’s Series A Fixed Rate Cumulative Redeemable Preferred Stock (the “Series A Preferred”), with an aggregate liquidation value of $3 million, plus accrued dividends, in exchange for all of the outstanding shares of the Series A Preferred, at an exchange price of $2.51 per share of Class A Common Stock, in a private placement transaction that included accredited investor representations and limitations on transfer, and was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	MINE SAFETY DISCLOSURES

Not applicable

Item 5.	OTHER INFORMATION

None .

Item 6.	EXHIBITS

Exhibit Number*
3.1	Amended and Restated Certificate of Incorporation of Broadway Financial Corporation effective as of April 1, 2021 (Exhibit 3.1 to Form 8-K filed by Registrant on April 5, 2021).
3.2	Bylaws of Registrant (Exhibit 3.2 to Form 8-K filed by Registrant on August 24, 2020)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included as Exhibit 101)

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

Broadway Financial Corporation

Date: May 16, 2022	By:	/s/ Brian Argrett
Brian Argrett
Chief Executive Officer

Date: May 16, 2022	By:	/s/ Brenda J. Battey
Brenda J. Battey
Chief Financial Officer