Form 10-Q
period 2022-06-30
BROADWAY FINANCIAL CORP \DE\
filed 2022-08-15
CIK 1001171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 8, 2022, 48,026,435 shares of the Registrant’s Class A voting common stock, 11,404,618 shares of the Registrant’s Class B non-voting common stock and 16,689,775 shares of the Registrant’s Class C non-voting common stock were outstanding.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition
(In thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Cash and due from banks	$37,919	$38,418
Interest-bearing deposits in other banks	242,218	193,102
Cash and cash equivalents	280,137	231,520
Securities available-for-sale, at fair value	238,298	156,396
Loans receivable held for investment, net of allowance of $2,962 and $3,391	646,868	648,513
Accrued interest receivable	2,694	3,372
Federal Home Loan Bank (FHLB) stock	1,470	2,573
Federal Reserve Bank (FRB) stock	693	693
Office properties and equipment, net	10,354	10,344
Bank owned life insurance	3,211	3,190
Deferred tax assets, net	9,012	6,101
Core deposit intangible, net	2,719	2,936
Goodwill	25,858	25,996
Other assets	2,910	1,871
Total assets	$1,224,224	$1,093,505

Liabilities and stockholders’ equity
Liabilities:
Deposits	$816,177	$788,052
Securities sold under agreements to repurchase	67,292	51,960
FHLB advances	32,932	85,952
Notes payable	14,000	14,000
Accrued expenses and other liabilities	9,066	12,441
Total liabilities	939,467	952,405
Cumulative Perpetual Preferred stock, Series A; authorized 3,000 shares at June 30, 2022 and December 31, 2021; issued and outstanding no shares at June 30, 2022 and 3,000 at December 31, 2021; liquidation value $1,000 per share	-	3,000
Non-Cumulative Redeemable Perpetual Preferred stock, Series C; authorized 150,000 shares at June 30, 2022 and no shares as of December 31, 2021; issued and outstanding 150,000 shares at June 30, 2022 and no shares at December 31, 2021; liquidation value $1,000 per share	150,000	-
Common stock, Class A, $0.01 par value, voting; authorized 75,000,000 shares at June 30, 2022 and December 31, 2021; issued 50,438,555 shares at June 30, 2022 and 46,291,852 shares at December 31, 2021; outstanding 47,820,729 shares at June 30, 2022 and 43,674,026 shares at December 31, 2021	504	463
Common stock, Class B, $0.01 par value, non-voting; authorized 15,000,000 shares at June 30, 2022 and December 31, 2021; issued and outstanding 11,404,618 shares at June 30, 2022 and December 31, 2021	114	114
Common stock, Class C, $0.01 par value, non-voting; authorized 25,000,000 shares at June 30, 2022 and December 31, 2021; issued and outstanding 14,258,735 at June 30, 2022 and 16,689,775 shares at December 31, 2021	143	167
Additional paid-in capital	143,427	140,289
Retained earnings	6,470	3,673
Unearned Employee Stock Ownership Plan (ESOP) shares	(797)	(829)
Accumulated other comprehensive loss, net of tax	(9,901)	(551)
Treasury stock-at cost, 2,617,826 shares at June 30, 2022 and at December 31, 2021	(5,326)	(5,326)
Total Broadway Financial Corporation and Subsidiary stockholders’ equity	284,634	141,000
Non-controlling interest	123	100
Total liabilities and stockholders’ equity	$1,224,224	$1,093,505

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Interest income:
Interest and fees on loans receivable	$6,879	$6,300	$14,083	$9,944
Interest on available-for-sale securities	834	440	1,425	496
Other interest income	788	144	872	221
Total interest income	8,501	6,884	16,380	10,661

Interest expense:
Interest on deposits	349	477	699	860
Interest on borrowings	114	586	471	1,135
Total interest expense	463	1,063	1,170	1,995

Net interest income	8,038	5,821	15,210	8,666
Loan loss provision (recapture)	(577)	81	(429)	81
Net interest income after loan loss provision (recapture)	8,615	5,740	15,639	8,585

Non-interest income:
Service charges	21	36	85	129
CDFI Grant	-	1,826	-	1,826
Other	240	330	457	360
Total non-interest income	261	2,192	542	2,315

Non-interest expense:
Compensation and benefits	3,307	2,819	6,926	8,209
Occupancy expense	400	627	842	935
Information services	767	566	1,632	807
Professional services	958	513	1,322	2,452
Supervisory costs	62	177	115	247
Office services and supplies	100	59	257	154
Corporate insurance	54	8	115	254
Amortization of core deposit intangible	108	131	217	131
Other	510	474	800	812
Total non-interest expense	6,266	5,374	12,226	14,001

Income (loss) before income taxes	2,610	2,558	3,955	(3,101)
Income tax expense (benefit)	757	1,824	1,120	(348)
Net income (loss)	$1,853	$734	$2,835	$(2,753)
Less: Net income (loss) attributable to non-controlling interest	(1)	33	23	33
Net income (loss) attributable to Broadway Financial Corporation	$1,854	$701	$2,812	$(2,786)

Other comprehensive income, net of tax:
Unrealized gains (losses) on securities available-for-sale arising during the period	$(5,178)	$1,022	$(13,332)	$864
Income tax (benefit) expense	(1,675)	290	(3,982)	243
Other comprehensive income (loss), net of tax	(3,503)	732	(9,350)	621

Comprehensive income (loss)	$(1,649)	$1,433	$(6,538)	$(2,165)

Earnings (loss) per common share-basic	$0.03	$0.01	$0.04	$(0.06)
Earnings (loss) per common share-diluted	$0.03	$0.01	$0.04	$(0.06)

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$2,835	$(2,753)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loan loss (recapture) provision	(429)	81
Depreciation	573	345
Net change in amortization of deferred loan origination costs	(376)	964
Net amortization of premiums on available-for-sale securities	192	231
Amortization of investment in affordable housing limited partnership	-	26
Amortization of purchase accounting marks on loans	(990)	-
Amortization of core deposit intangible	217	131
Director compensation expense-common stock	84	45
Accretion of premium on FHLB advances	(20)	(7)
Stock-based compensation expense	58	169
Valuation allowance on deferred tax asset	-	370
ESOP compensation expense	45	47
Change in deferred taxes on goodwill	138	-
Earnings on bank owned life insurance	(21)	(21)
Change in assets and liabilities:
Net change in deferred taxes	1,071	(1,210)
Net change in accrued interest receivable	678	267
Net change in other assets	(1,039)	(1,118)
Net change in accrued expenses and other liabilities	(3,375)	(137)
Net cash used in operating activities	(359)	(2,570)

Cash flows from investing activities:
Cash acquired in merger	-	84,745
Net change in loans receivable held for investment	3,440	(29,749)
Principal payments on available-for-sale securities	9,231	6,547
Purchase of available-for-sale securities	(104,657)	(4,073)
Purchase of FHLB stock	(328)	(152)
Proceeds from redemption of FHLB stock	1,431	1,055
Purchase of office properties and equipment	(583)	(56)
Proceeds from disposals of office properties and equipment	-	45
Net cash (used in) provided by investing activities	(91,466)	58,362

Cash flows from financing activities:
Net change in deposits	28,125	35,690
Net increase in securities sold under agreements to repurchase	15,332	10,613
Proceeds from sale of stock (net of costs)	-	30,837
Proceeds from issuance of preferred stock	150,000	-
Dividends paid on preferred stock	(15)	-
Distributions to non-controlling interest	-	(165)
Proceeds from FHLB advances	-	5,000
Repayments of FHLB advances	(53,000)	(22,535)
Stock cancelled for income tax withholding	-	(448)
Repayments of junior subordinated debentures	-	(510)
Net cash provided by financing activities	140,442	58,482
Net change in cash and cash equivalents	48,617	114,274
Cash and cash equivalents at beginning of the period	231,520	96,109
Cash and cash equivalents at end of the period	$280,137	$210,383

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,378	$1,803
Cash paid for income taxes	-	429
Assets acquired (liabilities assumed) in acquisition:
Securities available-for-sale, at fair value	$-	$149,975
Loans receivable	-	225,885
Accrued interest receivable	-	1,637
FHLB and FRB stock	-	1,061
Office property and equipment	-	6,953
Goodwill	-	25,966
Core deposit intangible	-	3,329
Other assets	-	2,290
Deposits	-	(353,722)
FHLB advances	-	(3,166)
Securities sold under agreements to repurchase	-	(59,945)
Other borrowings	-	(14,000)
Deferred taxes	-	(717)
Accrued expenses and other liabilities	-	(4,063)
Preferred stock	-	(3,000)
Common stock	-	(63,257)

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Three-Month Period Ended June 30, 2022 and 2021
	Preferred Stock Non-Voting	Common Stock Voting	Common Stock Non-Voting	Additional Paid‑in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Non-Controlling Interest	Total Stockholders’ Equity
	(In thousands)
Balance at April 1, 2022	$-	$489	$272	$143,373	$(6,398)	$4,616	$(813)	$(5,326)	$124	$136,337
Net income for the three months ended June 30, 2022	-	-	-	-	-	1,854	-	-	(1)	1,853
Preferred shares issued	150,000	-	-	-	-	-	-	-	-	150,000
Release of unearned ESOP shares	-	-	-	11	-	-	16	-	-	27
Restricted stock compensation expense	-	-	-	43	-	-	-	-	-	43
Conversion of non-voting shares into voting shares	-	15	(15)	-	-	-	-	-	-	-
Other comprehensive loss, net of tax	-	-	-	-	(3,503)	-	-	-	-	(3,503)
Balance at June 30, 2022	$150,000	$504	$257	$143,427	$(9,901)	$6,470	$(797)	$(5,326)	$123	$284,757

Balance at April 1, 2021	$-	$218	$87	$46,625	$53	$4,296	$(877)	$(5,326)	$-	$45,076
Net income for the three months ended June 30, 2021	-	-	-	-	-	701	-	-	33	734
Preferred shares issued in business combination	3,000	-	-	-	-	-	-	-	-	3,000
Common shares issued in business combination	-	140	114	62,839	-	-	-	-	164	63,257
Shares transferred from voting to non-voting after business combination	-	(7)	7	-	-	-	-	-	-	-
Common shares issued in private placement	-	112	73	30,652	-	-	-	-	-	30,837
Release of unearned ESOP shares	-	-	-	9	-	-	16	-	-	25
Common stock cancelled for payment of tax withholding	-	(1)	-	-	-	-	-	-	-	(1)
Payment to non-controlling interest	-	-	-	-	-	-	-	-	(165)	(165)
Other comprehensive income, net of tax	-	-	-	-	732	-	-	-	-	732
Balance at June 30, 2021	$3,000	$462	$281	$140,125	$785	$4,997	$(861)	$(5,326)	$32	$143,495

See accompanying notes to unaudited consolidated financial statements.

	Six-Month Period Ended June 30, 2022 and 2021
	Preferred Stock Non-Voting	Common Stock Voting	Common Stock Non-Voting	Additional Paid‑in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Non-Controlling Interest	Total Stockholders’ Equity
	(In thousands)
Balance at January 1, 2022	$3,000	$463	$281	$140,289	$(551)	$3,673	$(829)	$(5,326)	$100	$141,100
Net income for the six months ended June 30, 2022	-	-	-	-	-	2,812	-	-	23	2,835
Preferred shares issued	150,000	-	-	-	-	-	-	-	-	150,000
Release of unearned ESOP shares	-	-	-	13	-	-	32	-	-	45
Restricted stock compensation expense	-	5	-	53	-	-	-	-	-	58
Stock awarded to directors	-	-	-	84	-	-	-	-	-	84
Conversion of preferred shares to common shares	(3,000)	12	-	2,988	-	-	-	-	-	-
Conversion of non-voting shares into voting shares	-	24	(24)	-	-	-	-	-	-	-
Dividends paid on preferred stock	-	-	-	-	-	(15)	-	-	-	(15)
Other comprehensive loss, net of tax	-	-	-	-	(9,350)	-	-	-	-	(9,350)
Balance at June 30, 2022	$150,000	$504	$257	$143,427	$(9,901)	$6,470	$(797)	$(5,326)	$123	$284,757

Balance at January 1, 2021	$-	$219	$87	$46,851	$164	$7,783	$(893)	$(5,326)	$-	$48,885
Net income (loss) for the six months ended June 30, 2021	-	-	-	-	-	(2,786)	-	-	33	(2,753)
Preferred shares issued in business combination	3,000	-	-	-	-	-	-	-	-	3,000
Common shares issued in business combination	-	140	114	62,839	-	-	-	-	164	63,257
Shares transferred from voting to non-voting after business combination	-	(7)	7	-	-	-	-	-	-	-
Common shares issued in private placement	-	112	73	30,652	-	-	-	-	-	30,837
Release of unearned ESOP shares	-	-	-	15	-	-	32	-	-	47
Restricted stock compensation expense	-	-	-	162	-	-	-	-	-	162
Stock awarded to directors	-	-	-	45	-	-	-	-	-	45
Stock option compensation expense	-	-	-	7	-	-	-	-	-	7
Common stock cancelled for payment of tax withholding	-	(2)	-	(446)	-	-	-	-	-	(448)
Payment to non-controlling interest	-	-	-	-	-	-	-	-	(165)	(165)
Other comprehensive income, net of tax	-	-	-	-	621	-	-	-	-	621
Balance at June 30, 2021	$3,000	$462	$281	$140,125	$785	$4,997	$(861)	$(5,326)	$32	$143,495

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q.  These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”) and, accordingly, should be read in conjunction with such audited consolidated financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Subsequent events have been evaluated through August 15, 2022, which is the date these financial statements were issued.

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

On October 16, 2019, the FASB voted to affirm the proposed amended effective date for ASU 2016-13 for smaller reporting companies (“SRCs”) as defined by the SEC. The final ASU, which was issued in November 2019, delays the implementation date for ASU 2016-13 to fiscal years beginning after December 15, 2022. SRCs are defined as companies with less than $250 million of public float or less than $100 million in annual revenues for the previous year and no public float or public float of less than $700 million.  The Company qualifies as an SRC, and management will implement ASU 2016-13 in the first quarter of 2023. The Company has selected a vendor model, formed an implementation committee and is in the process of refining the model.  The estimated financial impact has not yet been determined.

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

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This new accounting standard pertains to eliminating certain existing accounting guidance for troubled debt restructurings (“TDRs”) by creditors and adding additional disclosures related to the nature and characteristics of modifications of loans to borrowers experiencing financial difficulties and vintage disclosures for gross write-offs. The amendments to Topic 326 have the same effective dates as ASU 2016-13. This guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

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

The contractual amounts due, expected cash flows to be collected, the interest component, and the fair value of loans acquired from CFBanc as of the acquisition date were as follows (in thousands):

Contractual amounts due	$231,432
Cash flows not expected to be collected	(3,666)
Expected cash flows	227,766
Interest component of expected cash flows	(1,881)
Fair value of acquired loans	$225,885

A component of total loans acquired from CFBanc were loans that were considered to be purchased credit impaired loans (“PCI loans”). Refer to Note 5 for additional information regarding PCI loans. The following table presents the amounts that comprise the fair value of PCI loans (in thousands):

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

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
	(Dollars in thousands except per share amounts)
Net interest income	$5,828	$11,018
Net income (loss)	708	(3,576)

Basic earnings per share	$0.01	$(0.05)
Diluted earnings per share	$0.01	$(0.05)

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

 The following table shows how the Company computed basic and diluted earnings (loss) per share of common stock for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands, except per share)

Net income (loss) attributable to Broadway Financial Corporation	$1,854	$701	$2,812	$(2,786)
Less net income (loss) attributable to participating securities	12	-	18	-
Income (loss) available to common stockholders	$1,842	$701	$2,794	$(2,786)

Weighted average common shares outstanding for basic earnings (loss) per common share	72,527,974	70,163,639	72,292,735	48,873,496
Add: dilutive effects of unvested restricted stock awards	461,047	140,247	467,890	-
Add: dilutive effects of assumed exercise of stock options	-	-	7,982	-
Weighted average common shares outstanding for diluted earnings (loss) per common share	72,989,021	70,303,886	72,768,607	48,873,496

Earnings (loss) per common share - basic	$0.03	$0.01	$0.04	$(0.06)
Earnings (loss) per common share - diluted	$0.03	$0.01	$0.04	$(0.06)

NOTE (4) – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios as of the dates indicated and the corresponding amounts of unrealized gains and losses which were recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2022:
Federal agency mortgage-backed securities	$90,453	$13	$(7,364)	$83,102
Federal agency collateralized mortgage obligations (“CMO”)	27,385	79	(644)	26,820
Federal agency debt	51,598	47	(2,771)	48,874
Municipal bonds	4,882	-	(543)	4,339
U.S. Treasuries	62,656	63	(1,539)	61,180
SBA pools	15,189	25	(1,231)	13,983
Total available-for-sale securities	$252,163	$227	$(14,092)	$238,298
December 31, 2021:
Federal agency mortgage-backed securities	$70,078	$196	$(244)	$70,030
Federal agency CMOs	9,391	11	(115)	9,287
Federal agency debt	38,152	106	(270)	37,988
Municipal bonds	4,898	40	(23)	4,915
U.S. Treasuries	18,169	-	(218)	17,951
SBA pools	16,241	122	(138)	16,225
Total available-for-sale securities	$156,929	$475	$(1,008)	$156,396

The Bank held 175 securities with unrealized losses of $14.1 million at June 30, 2022. Thirty-one, 31, of these securities had aggregate unrealized losses of $200 thousand and been in a loss position for greater than one year.  The Bank’s securities were primarily issued by the federal government or its agencies. The unrealized gains or losses on our available-for-sale securities as of June 30, 2022, were primarily caused by movements in market interest rates subsequent to the purchase of such securities.

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

Securities with a market value of $72.7 million were pledged as collateral for securities sold under agreements to repurchase as of June 30, 2022, and included $35.1 million of U.S. Government Agency securities, $27.6 million of mortgage-backed securities, $6.2 million of SBA pool securities and $3.8 million of federal agency CMO. Securities with a market value of $53.2 million were pledged as collateral for securities sold under agreements to repurchase as of December 31, 2021, and included $25.9 million of federal agency mortgage-backed securities, $13.3 million of federal agency debt, $9.8 million of SBA pool securities, and $4.2 million of federal agency CMO. (See Note 8 – Borrowings). There were no securities pledged to secure public deposits at June 30, 2022 or December 31, 2021.

At June 30, 2022, and December 31, 2021, there were no holdings of securities by any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The amortized cost and estimated fair value of all investment securities available-for-sale at June 30, 2022, by contractual maturities are shown below.  Contractual maturities may differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Due in one year or less	$1,005	$-	$(5)	$1,000
Due after one year through five years	103,542	63	(3,393)	100,212
Due after five years through ten years	40,021	55	(2,173)	37,903
Due after ten years (1)	107,595	109	(8,521)	99,183
	$252,163	$227	$(14,092)	$238,298

(1)	Mortgage-backed securities, collateralized mortgage obligations and SBA pools do not have a single stated maturity date and therefore have been included in the “Due after ten years” category.

At June 30, 2022 and December 31, 2021, there were no holdings of securities by any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

  NOTE (5) – Loans Receivable Held for Investment

Loans receivable held for investment were as follows as of the dates indicated:

	June 30, 2022	December 31, 2021
	(In thousands)
Real estate:
Single family	$32,597	$45,372
Multi-family	405,140	393,704
Commercial real estate	85,156	93,193
Church	20,626	22,503
Construction	36,168	32,072
Commercial – other	64,591	46,539
SBA loans (1)	4,451	18,837
Consumer	51	-
Gross loans receivable before deferred loan costs and premiums	648,780	652,220
Unamortized net deferred loan costs and premiums	1,902	1,526
Gross loans receivable	650,682	653,746
Credit and interest marks on purchased loans, net	(852)	(1,842)
Allowance for loan losses	(2,962)	(3,391)
Loans receivable, net	$646,868	$648,513

(1)	Including Paycheck Protection Program (PPP) loans.

As of June 30, 2022 and December 31, 2021, the commercial loan category above included $3.6 million and $18.0 million, respectively, of loans issued under the SBA’s Paycheck Protection Program (PPP). PPP loans have terms of two to five years and earn interest at 1%. PPP loans are fully guaranteed by the SBA and have virtually no risk of loss. The Bank expects the vast majority of the PPP loans to be fully forgiven by the SBA.

As part of the CFBanc Merger, the Company acquired loans for which there was, at acquisition, evidence of credit deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. Prior to the CFBanc Merger, there were no such acquired loans. The carrying amount of those loans as of June 30, 2022, and December 31, 2021, was as follows:

	June 30, 2022	December 31, 2021
	(In thousands)
Real estate:
Single family	$53	$558
Commercial real estate	-	221
Commercial – other	107	104
	$160	$883

On the acquisition date, the amount by which the undiscounted expected cash flows of the PCI loans exceeded the estimated fair value of the loan is the accretable yield. The accretable yield is measured at each financial reporting date and represents the difference between the remaining undiscounted cash flows and the current carrying value of the PCI loan. At June 30, 2022, and December 31, 2021, none of the Company’s PCI loans were classified as nonaccrual.

The following table summarizes the accretable yield on the PCI loans for the three and six months ended June 30, 2022 and June 30, 2021:

	Three months ended June 30, 2022	Six months ended June 30, 2022
		(In thousands)

Balance at the beginning of the period	$165	$883
Deduction due to payoffs	-	(707)
Accretion	5	16
Balance at the end of the period	$160	$160

	Three months ended June 30, 2021	Six months ended June 30, 2021
	(In thousands)

Balance at the beginning of the period	$-	$-
Additions	346	346
Accretion	19	19
Balance at the end of the period	$327	$327

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	For the three months ended June 30, 2022
	Real Estate
	Single Family	Multi- Family	Commercial Real Estate	Church	Construction	Commercial - Other	Consumer	Total
Beginning balance	$157	$2,771	$217	$63	$236	$95	$-	$3,539
Provision for (recapture of) loan losses	(37)	(493)	(64)	(15)	(15)	43	4	(577)
Recoveries	-	-	-	-	-	-	-	-
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$120	$2,278	$153	$48	$221	$138	$4	$2,962

	For the three months ended June 30, 2021
	Real Estate
	Single Family	Multi- Family	Commercial Real Estate	Church	Construction	Commercial - Other	Consumer	Total
Beginning balance	$275	$2,473	$219	$221	$22	$5	$-	$3,215
Provision for (recapture of) loan losses	(105)	133	8	(13)	59	(1)	-	81
Recoveries	-	-	-	-	-	-	-	-
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$170	$2,606	$227	$208	$81	$4	$-	$3,296

	For the six months ended June 30, 2022
	Real Estate
	Single Family	Multi- Family	Commercial Real Estate	Church	Construction	Commercial - Other	Consumer	Total
Beginning balance	$145	$2,657	$236	$103	$212	$23	$15	$3,391
Provision for (recapture of) loan losses	(25)	(379)	(83)	(55)	9	115	(11)	(429)
Recoveries	-	-	-	-	-	-	-	-
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$120	$2,278	$153	$48	$221	$138	$4	$2,962

	For the six months ended June 30, 2021
	Real Estate
	Single Family	Multi- Family	Commercial Real Estate	Church	Construction	Commercial - Other	Consumer	Total
Beginning balance	$296	$2,433	$222	$237	$22	$4	$1	$3,215
Provision for (recapture of) loan losses	(126)	173	5	(29)	59	-	(1)	81
Recoveries	-	-	-	-	-	-	-	-
Loans charged off	-	-	-	-	-	-	-	-
Ending balance	$170	$2,606	$227	$208	$81	$4	$-	$3,296

The following tables present the balance in the allowance for loan losses and the recorded investment (unpaid contractual principal balance less charge-offs, less interest applied to principal, plus unamortized deferred costs and premiums) by loan type and based on impairment method as of the dates indicated:

	June 30, 2022
	Real Estate
	Single Family	Multi- Family	Commercial Real Estate	Church	Construction	Commercial - Other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3	$-	$-	$4	$-	$-	$-	$7
Collectively evaluated for impairment	117	2,278	153	44	221	138	4	2,955
Total ending allowance balance	$120	$2,278	$153	$48	$221	$138	$4	$2,962
Loans:
Loans individually evaluated for impairment	$62	$271	$-	$1,864	$-	$-	$-	$2,197
Loans collectively evaluated for impairment	22,849	375,409	18,748	9,713	30,762	43,305	51	500,837
Subtotal	22,911	375,680	18,748	11,577	30,762	43,305	51	503,034
Loans acquired in the Merger	9,732	31,556	66,360	9,000	5,264	25,736	-	147,648
Total ending loans balance	$32,643	$407,236	$85,108	$20,577	$36,026	$69,041	$51	$650,682

	December 31, 2021
	Real Estate
	Single Family	Multi- Family	Commercial Real Estate	Church	Construction	Commercial - Other	SBA	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3	$-	$-	$4	$-	$-	$-	$7
Collectively evaluated for impairment	142	2,657	236	99	212	23	15	3,384
Total ending allowance balance	$145	$2,657	$236	$103	$212	$23	$15	$3,391
Loans:
Loans individually evaluated for impairment	$65	$282	$-	$1,954	$-	$-	$-	$2,301
Loans collectively evaluated for impairment	32,599	353,179	25,507	9,058	24,225	3,124	-	447,692
Subtotal	32,664	353,461	25,507	11,012	24,225	3,124	-	449,993
Loans acquired in the Merger	12,708	41,769	67,686	11,491	7,847	43,415	18,837	203,753
Total ending loans balance	$45,372	$395,230	$93,193	$22,503	$32,072	$46,539	$18,837	$653,746

The following table presents information related to loans individually evaluated for impairment by loan type as of the dates indicated:

	June 30, 2022			December 31, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Multi-family	$271	$271	$-	$282	$282	$-
Church	2,085	1,772	-	1,854	1,854	-
With an allowance recorded:
Single family	62	62	3	65	65	3
Church	92	92	4	100	100	4
Total	$2,510	$2,197	$7	$2,301	$2,301	$7

The recorded investment in loans excludes accrued interest receivable due to immateriality.  For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

The following tables present the monthly average of loans individually evaluated for impairment by loan type and the related interest income for the periods indicated:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$63	$1	$316	$4
Multi-family	274	5	292	5
Church	2,197	25	3,742	63
Commercial - other	-	-	11	-
Total	$2,534	$31	$4,361	$72

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$64	$2	$426	$10
Multi-family	276	10	294	10
Church	2,210	50	3,766	126
Commercial - other	-	-	26	1
Total	$2,550	$62	$4,512	$147

Cash-basis interest income recognized represents cash received for interest payments on accruing impaired loans and interest recoveries on non-accrual loans that were paid off.  Interest payments collected on non-accrual loans are characterized as payments of principal rather than payments of the outstanding accrued interest on the loans until the remaining principal on the non-accrual loans is considered to be fully collectible or paid off.  When a loan is returned to accrual status, the interest payments that were previously applied to principal are deferred and amortized over the remaining life of the loan.  Foregone interest income that would have been recognized had loans performed in accordance with their original terms amounted to $23 thousand and $19 thousand for the three months ended June 30, 2022 and 2021, respectively, and $54 thousand and $38 thousand for the six months ended June 30, 2022 and 2021, respectively, and were not included in the consolidated results of operations.

The following tables present the aging of the recorded investment in past due loans by loan type as of the dates indicated:

	June 30, 2022
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single family	$-	$-	$-	$-	$32,643	$32,643
Multi-family	-	-	-	-	407,236	407,236
Commercial real estate	-	-	-	-	85,108	85,108
Church	-	-	-	-	20,577	20,577
Construction	-	-	-	-	36,026	36,026
Commercial - other	-	-	-	-	64,590	64,590
SBA loans	-	-	-	-	4,451	4,451
Consumer	-	-	-	-	51	51
Total	$-	$-	$-	$-	$650,682	$650,682

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single family	$-	$-	$-	$-	$45,372	$45,372
Multi-family	-	-	-	-	395,230	395,230
Commercial real estate	-	2,423	-	2,423	90,770	93,193
Church	-	-	-	-	22,503	22,503
Construction	-	-	-	-	32,072	32,072
Commercial - other	-	-	-	-	46,539	46,539
Consumer	-	-	-	-	18,837	18,837
Total	$-	$2,423	$-	$2,423	$651,323	$653,746

The following table presents the recorded investment in non-accrual loans by loan type as of the dates indicated:

	June 30, 2022	December 31, 2021
	(In thousands)
Loans receivable held for investment:
Church	$627	$684
Total non-accrual loans	$627	$684

There were no loans 90 days or more delinquent that were accruing interest as of June 30, 2022 or December 31, 2021. None of the church non-accrual loans were delinquent, but none qualified for accrual status as of the dates indicated.

Troubled Debt Restructurings (TDRs)

At June 30, 2022, loans classified as TDRs totaled $2.0 million, of which $164 thousand were included in non-accrual loans and $1.9 million were on accrual status.  At December 31, 2021, loans classified as TDRs totaled $1.8 million, of which $188 thousand were included in non-accrual loans and $1.6 million were on accrual status.  The Company has allocated $7 thousand of specific reserves for accruing TDRs as of June 30, 2022 and December 31, 2021, respectively.  TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period of time and for which the Bank anticipates full repayment of both principal and interest.  TDRs that are on non-accrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments, as modified.  A well-documented credit analysis that supports a return to accrual status based on the borrower’s financial condition and prospects for repayment under the revised terms is also required.  As of June 30, 2022 and December 31, 2021, the Company had no commitment to lend additional amounts to customers with outstanding loans that are classified as TDRs.  No loans were modified during the three or six months ended June 30, 2022 and 2021.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  For single family residential, consumer and other smaller balance homogenous loans, a credit grade is established at inception, and generally only adjusted based on performance.  Information about payment status is disclosed elsewhere herein. The Company analyzes all other loans individually by classifying the loans as to credit risk.  This analysis is performed at least on a quarterly basis.  The Company uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Pass rated loans are generally well protected by the current net worth and paying capacity of the obligor and/or by the value of the underlying collateral.  Pass rated loans are not more than 59 days past due and are generally performing in accordance with the loan terms.  Based on the most recent analysis performed, the risk categories of loans by loan type as of the dates indicated were as follows:

	June 30, 2022
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Single family	$31,607	$363	$265	$408	$-	$-	$32,643
Multi-family	390,186	4,694	4,216	8,140	-	-	407,236
Commercial real estate	66,110	8,338	5,930	4,730	-	-	85,108
Church	16,086	2,095	-	2,396	-	-	20,577
Construction	8,998	27,028	-	-	-	-	36,026
Commercial - others	49,367	14,916	-	300	7	-	64,590
SBA	3,789	662	-	-	-	-	4,451
Consumer	51	-	-	-	-	-	51
Total	$566,194	$58,096	$10,411	$15,974	$7	$-	$650,682

	December 31, 2021
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Single family	$42,454	$1,343	$271	$1,304	$-	$-	$45,372
Multi-family	378,141	7,987	575	8,527	-	-	395,230
Commercial real estate	69,257	7,034	9,847	7,055	-	-	93,193
Church	20,021	-	-	2,482	-	-	22,503
Construction	10,522	21,550	-	-	-	-	32,072
Commercial - other	33,988	12,551	-	-	-	-	46,539
SBA	18,665	-	172	-	-	-	18,837
Total	$573,048	$50,465	$10,865	$19,368	$-	$-	$653,746

NOTE (6) – Goodwill and Intangible Assets

In connection with the CFBanc Merger (see Note 2 – Business Combination), the Company recognized goodwill of $26.0 million and a core deposit intangible of $3.3 million. As the Company’s stock recently trading at a steep discount to tangible book value, an assessment of goodwill impairment was performed as of June 30, 2022, in which no impairment was determined. The following table presents the changes in the carrying amounts of goodwill for the six-month period ended June 30, 2022:

	Goodwill	Core Deposit Intangible
	(In thousands)
Balance at the beginning of the period	$25,996	$2,936
Additions	-	-
Change in deferred tax estimate	(138)	-
Amortization	-	(217)
Balance at the end of the period	$25,858	$2,719

The carrying amount of the core deposit intangible consisted of the following at June 30, 2022 (in thousands):

Core deposit intangible acquired	$3,329
Less: accumulated amortization	(610)
$2,719

The following table outlines the estimated amortization expense for the core deposit intangible during the next five fiscal years (in thousands):

2022	$219
2023	390
2024	336
2025	315
2026	304
Thereafter	1,155
$2,719

NOTE (7) – Borrowings

The Bank enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Bank may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Bank to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Banks’s consolidated statements of financial condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. These agreements mature on a daily basis. As of June 30, 2022 securities sold under agreements to repurchase totaled $67.3 at an average rate of 0.22%. The market value of pledged totaled $72.7 million as of June 30, 2022, and included $35.1 million of U.S. Government Agency securities, $27.6 million of mortgage-backed securities, $6.2 million of SBA pool securities and $3.8 million of federal agency CMO. As of December 31, 2021, securities sold under agreements to repurchase totaled $52.0 million at an average rate of 0.10%. The market value of securities pledged totaled $53.2 million as of December 31, 2021, and included $13.3 million of U.S. Government Agency securities and $39.9 million of mortgage-backed securities.

At June 30, 2022 and December 31, 2021, the Bank had outstanding advances from the FHLB totaling $32.9 million and $86.0 million, respectively. The weighted interest rate was 1.34% and 1.85% as of June 30, 2022 and December 31, 2021, respectively. The weighted average contractual maturity was 32 months and 22 months as of June 30, 2022 and December 31, 2021, respectively. The advances were collateralized by loans with a market value of $63.4 million at June 30, 2022 and $165.0 million at December 31, 2021.  The Bank is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. Based on collateral pledged and FHLB stock as of June 30, 2022, the Company was eligible to borrow an additional $13.8 million as of June 30, 2022.

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

Appraisals for collateral-dependent impaired loans and assets acquired through or by transfer of in lieu of foreclosure are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, an independent third-party licensed appraiser reviews the appraisals for accuracy and reasonableness, reviewing the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
At June 30, 2022:
Securities available-for-sale:
Federal agency mortgage-backed	$-	$83,102	$-	$83,102
Federal agency CMO	-	26,820	-	26,820
Federal agency debt	-	48,874	-	48,874
Municipal bonds	-	4,339	-	4,339
U.S. Treasuries	-	61,180	-	61,180
SBA pools	-	13,983	-	13,983

At December 31, 2021:
Securities available-for-sale:
Federal agency mortgage-backed	$-	$70,030	$-	$70,030
Federal agency CMO	-	9,287	-	9,287
Federal agency debt	-	37,988	-	37,988
Municipal bonds	-	4,915	-	4,915
U.S. Treasuries	-	17,951	-	17,951
SBA pools	-	16,225	-	16,225

There were no transfers between Level 1, Level 2, or Level 3 during the three and six months ended June 30, 2022 and 2021.

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

As of June 30, 2022 and December 31, 2021, the Bank did not have any impaired loans carried at fair value.

Fair Values of Financial Instruments

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of June 30, 2022 and December 31, 2021. For short-term financial assets such as cash and due from banks, interest-bearing deposits in other banks, and accrued interest receivable/payable, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization.  For non-marketable equity securities such as Federal Home Loan Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

		Fair Value Measurements at June 30, 2022
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$280,137	$280,137	$-	$-	$280,137
Securities available-for-sale	238,298	-	238,298	-	238,298
Loans receivable held for investment	646,868	-	-	607,927	607,927
Accrued interest receivables	2,694	162	475	2,057	2,694
Bank owned life insurance	3,211	3,211	-	-	3,211

Financial Liabilities:
Deposits	$816,177	$-	$731,780	$-	$731,780
Federal Home Loan Bank advances	32,932	-	31,581	-	31,581
Securities sold under agreements to repurchase	67,292	-	62,716	-	62,716
Note payable	14,000	-	-	14,000	14,000
Accrued interest payable	241	-	241	-	241

		Fair Value Measurements at December 31, 2021
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$231,520	$231,520	$-	$-	$231,520
Securities available-for-sale	156,396	-	156,396	-	156,396
Loans receivable held for investment	648,513	-	-	623,778	623,778
Accrued interest receivables	3,372	19	1,089	2,264	3,372
Bank owned life insurance	3,190	3,190	-	-	3,190

Financial Liabilities:
Deposits	$788,052	$-	$754,181	$-	$754,181
Federal Home Loan Bank advances	85,952	-	87,082	-	87,082
Securities sold under agreements to repurchase	51,960	-	51,960	-	51,960
Note payable	14,000	-	-	14,000	14,000
Accrued interest payable	119	-	119	-	119

In accordance with ASU No. 2016-01, the fair value of financial assets and liabilities was measured using an exit price notion.  Although the exit price notion represents the value that would be received to sell an asset or paid to transfer a liability, the actual price received for a sale of assets or paid to transfer liabilities could be different from exit price disclosed.

NOTE (9) – Stock-based Compensation

The Long-Term Incentive Plan, which was adopted by the Company and approved by the stockholders in 2018 (the “LTIP”), permits the grant of non-qualified and incentive stock options, stock appreciation rights, full value awards and cash incentive awards. The plan is in effect for ten years.  The maximum number of shares that can be awarded under the plan is 1,293,109 shares of common stock as of December 31, 2018. As of June 30, 2022, 949,362 shares had been awarded and 343,747 shares are available under the LTIP.

During February of 2022 and 2021, the Company issued 47,187 and 20,736 shares of stock, respectively, to its directors under the 2018 LTIP, which were fully vested. The Company recorded $0 and $84 thousand of compensation expense during the three and six months ended June 30, 2022, respectively, based on the fair value of the stock, which was determined using the fair value of the stock on the date of the award. During the three and six months ended June 30, 2021, the Company recorded $0 and $45 thousand of stock compensation expense.

During March of 2022, the Company issued 495,262 shares to its officers and employees under the 2018 LTIP. Each restricted stock award is valued based on the fair value of the stock on the date of the award. These awarded shares of restricted stock fully vest over periods ranging from 36 months to 60 months from their respective dates of grant. Stock based compensation is recognized on a straight-line basis over the vesting period. There were no shares issued to officers and employees during 2021. During the three- and six-month periods ending June 30, 2022, the company recorded $43 thousand and $58 thousand of stock-based compensation expense, respectively. During the three- and six-month periods ending June 30, 2021, the company recorded $0 thousand and $162 thousand of stock-based compensation expense, respectively, related to awards granted prior to 2021.

No stock options were granted during the six months ended June 30, 2022 and 2021.

The following table summarizes stock option activity during the six months ended June 30, 2022 and 2021:

	June 30, 2022		June 30, 2021
	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
Outstanding at beginning of period	450,000	$1.62	455,000	$1.67
Granted during period	-	-	-	-
Exercised during period	-	-	-	-
Forfeited or expired during period	(200,000)	-	(5,000)	6.00
Outstanding at end of period	250,000	$1.62	450,000	$1.62
Exercisable at end of period	250,000	$1.62	360,000	$1.62

The Company did not record any stock-based compensation expense related to stock options during the three and six months ended June 30, 2022 since these stock options became fully vested and all compensation expense was recognized in February 2021. For the three and six months ended June 30, 2021, the Company recorded $0 and $7 thousand expense related to stock options, respectively.

Options outstanding and exercisable at June 30, 2022 were as follows:

Outstanding				Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
250,000	3.63 years	$1.62		250,000	$1.62
250,000	3.63 years	$1.62	$-	250,000	$1.62	$-

NOTE (10) – ESOP Plan

Employees participate in an Employee Stock Option Plan (“ESOP”) after attaining certain age and service requirements.  In December 2016, the ESOP purchased 1,493,679 shares of the Company’s common stock at $1.59 per share, for a total cost of $2.4 million, of which $1.2 million was funded with a loan from the Company.  The loan will be repaid from the Bank’s annual discretionary contributions to the ESOP, net of dividends paid, over a period of 20 years.  Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants.  When loan payments are made, shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants.  As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital.  Any dividends on allocated shares increase participant accounts.  Any dividends on unallocated shares will be used to repay the loan.  Participants will receive shares for their vested balance at the end of their employment.  Compensation expense related to the ESOP was $27 thousand and $25 thousand for the three months ended June 30, 2022 and 2021, respectively, and $45 thousand and $47 thousand for the six months ended June 30, 2022 and 2021, respectively.

Shares held by the ESOP were as follows:

	June 30, 2022	December 31, 2021
	(Dollars in thousands)

Allocated to participants	1,062,326	1,065,275
Committed to be released	30,192	10,236
Suspense shares	501,490	562,391
Total ESOP shares	1,594,008	1,637,902
Fair value of unearned shares	$532	$1,040

Unearned shares, which are reported as Unearned ESOP shares in the equity section of the consolidated statements of financial condition, were $797 thousand and $829 thousand at June 30, 2022 and December 31, 2021, respectively.

NOTE (11) – Stockholders’ Equity and Regulatory Matters

On June 7, 2022, the Company issued 150,000 shares of Senior Non-Cumulative Perpetual Preferred stock, Series C (“Series C Preferred Stock”), for the capital investment of $150.0 million from the U.S. Treasury under the Emergency Capital Investment Program (“ECIP”).  ECIP investment is treated as Tier 1 Capital for the regulatory capital treatment.

The Series C Preferred stock may be redeemed at the option of the Company on or after the fifth anniversary of issuance (or earlier in the event of loss of regulatory capital treatment), subject to the approval of the appropriate federal banking regulator in accordance with the federal banking agencies’ regulatory capital regulations.

The initial dividend rate of the Series C Preferred Stock is zero percent for the first two years after issuance, and thereafter the floor dividend rate is 0.50% and the ceiling dividend rate is 2.00%.

During the first quarter of 2022 the Company completed the exchange of all the Series A Fixed Rate Cumulative Redeemable Preferred Stock, with an aggregate liquidation rate of $3 million, plus accrued dividends, for 1,193,317 shares of Class A Common Stock at an exchange price of $2.51 per share of Class A Common Stock.

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

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have developed a “Community Bank Leverage Ratio” (“CBLR”) (the ratio of a bank’s tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies have set the Community Bank Leverage Ratio at 9%. The CARES Act temporarily lowered this ratio to 8% beginning in the three months ended March 31, 2020. The ratio then rose to 8.5% for 2021 and was reestablished at 9% on January 1, 2022. City First Bank, N.A. elected to adopt the CBLR option on April 1, 2020, as reflected in its March 31, 2020  Call Report.

Actual and required capital amounts and ratios as of the dates indicated are presented below.

	Actual		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2022:
Community Bank Leverage Ratio	$171,773	15.87%	$92,005	9.00%
December 31, 2021:
Community Bank Leverage Ratio	$98,590	9.32%	$89,871	8.50%

At June 30, 2022, the Company and the Bank met all the capital adequacy requirements to which they were subject. In addition, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since June 30, 2022 that would materially adversely change the Bank’s capital classifications. From time to time, the Bank may need to raise additional capital to support its further growth and to maintain its “well capitalized” status.

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

At June 30, 2022, the Company maintained a $369 thousand valuation allowance on its deferred tax assets because the number of shares sold in the private placements completed on April 6, 2021 triggered limitations on the use of certain tax attributes under the Section 382 of the federal tax code. The ability to use net operating losses (“NOLs”) to offset future taxable income will be restricted and these NOLs could expire or otherwise be unavailable. In general, under Section 382 of the Code and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period.

NOTE (13) – Concentration of Credit Risk

The Bank has a significant concentration of deposits with one customer that accounted for approximately 16% of its deposits as of June 30, 2022. The Bank also has a significant concentration of short-term borrowings from one customer that accounted for 80% of the outstanding balance of securities sold under agreements to repurchase as of June 30, 2022. The Bank expects to maintain the relationships with these customers for the foreseeable future.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.  Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part I “Item 1, Financial Statements,” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2021.  Certain statements herein are forward-looking statements within the meaning of Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the U.S. Securities Act of 1933, as amended that reflect our current views with respect to future events and financial performance.  Forward-looking statements typically include words such as “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “forecast,” “intend,” and other similar expressions.  These forward-looking statements are subject to risks and uncertainties, which could cause actual future results to differ materially from historical results or from those anticipated or implied by such statements.  Readers should not place undue reliance on these forward-looking statements, which speak only as of their dates or, if no date is provided, then as of the date of this Form 10-Q.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

Critical Accounting Policies and Estimates

Critical accounting policies are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations under different assumptions and conditions. This discussion highlights those accounting policies that management considers critical.  All accounting policies are important; however, and therefore you are encouraged to review each of the policies included in Note 1 “Summary of Significant Accounting Principles” of the Notes to Consolidated Financial Statements in our 2021 Form 10-K to gain a better understanding of how our financial performance is measured and reported.  Management has identified the Company’s critical accounting policies as follows:

Allowance for Loan Losses

The determination of the allowance for loan losses (“ALLL”) is considered critical due to the high degree of judgment involved, the subjectivity of the underlying assumptions used, and the potential for changes in the economic environment that could result in material changes in the amount of the allowance for loan losses considered necessary.  The allowance is evaluated on a regular basis by management and the Board of Directors and is based on a periodic review of the collectability of the loans in light of historical experience, the nature and size of the loan portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral, prevailing economic conditions, and feedback from regulatory examinations.

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

Overview

Broadway Financial Corporation (the “Company”) merged with CFBanc Corporation (“CFBanc”) on April 1, 2022, with Broadway Financial Corporation continuing as the surviving entity (the “CFBanc Merger”).  Immediately following the CFBanc Merger, Broadway Federal Bank, f.s.b. merged with and into City First Bank of D.C, National Association with City First Bank of D.C., National Association continuing as the surviving entity (which concurrently changed its name to City First Bank, National Association).  The results for the three months ended June 30, 2022 reflect the contribution of the consolidated operations of CFBanc Corporation.  Accordingly, results for the three- and six-month periods ending June 30, 2022 and for the three months ended June 30, 2021, include the operations of Broadway Financial Corporation and its subsidiary, City First Bank, National Association (the “Bank”), whereas results for the six months ending June 30, 2021 include the results of Broadway Financial Corporation and its former subsidiary, Broadway Federal Bank, f.s.b., which was merged into City First Bank of D.C., National Association on April 1, 2022.

The Company closed a private placement of shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series C (“Series C Preferred Stock”), pursuant to a Purchase Agreement with the United States Department of the Treasury (the “Purchaser”) as part of the Emergency Capital Investment Program (“ECIP”), which has provided funding to Minority Depository Institutions and Community Development Financial Institutions to increase access to capital for underserved communities that may have been disproportionately impacted by the economic effects of the COVID-19 pandemic. The Series C Preferred Stock will be classified within stockholders’ equity of the statement of financial condition.  Pursuant to the Purchase Agreement, the Purchaser acquired an aggregate of 150,000 shares of Series C Preferred Stock for an aggregate purchase price equal to $150.0 million in cash, which is intended to qualify as Tier 1 Capital.  The initial dividend rate of the Series C Preferred Stock is zero percent for the first two years after issuance, and thereafter the floor dividend rate is 0.50% and the ceiling dividend rate is 2.00%.  The dividend rate is based on annual change in actual qualified lending relative to a baseline level of qualified lending.  The Series C Preferred stock may be redeemed at the option of the Company on or after the fifth anniversary of issuance (or earlier in the event of loss of regulatory capital treatment), subject to the approval of the appropriate federal banking regulator in accordance with the federal banking agencies’ regulatory capital regulations.

Total assets increased by $130.7 million during the first six months of 2022 to $1.224 billion at June 30, 2022, primarily due to growth in cash and cash equivalents of $48.6 million, growth in investment securities available-for-sale of $81.9 million, and a net increase in the deferred tax asset of $2.9 million.  This was partially offset by decreases of $1.6 million in loans and $1.1 million in FHLB stock.

Total liabilities decreased by $12.9 million to $939.5 million at June 30, 2022 from $952.4 million at December 31, 2021.  The decrease in total liabilities primarily consisted of decreases of $53.0 in FHLB advances and $3.4 million in other liabilities, which were partially offset by net increases in securities sold under agreements to repurchase of $15.3 million and $28.1 million in deposits.

During the second quarter of 2022, we recorded net interest income increased by $2.2 million or 38.1% compared to the second quarter of 2021.  This increase resulted from an increase in the average balance of interest-earning assets, primarily from the investment of funds from the Bank’s general liquidity.  Interest income was also positively impacted by an increase in the average rates earned on interest-earning assets.  The Company contributed $75 million of the proceeds from the sale of the Series C Preferred Stock to Bank which reduced the Bank’s multi-family and commercial real estate loan concentration levels.  This also reduced the risk associated with the qualitative factors used to estimate the required ALLL as of June 30, 2022.  As a result, the Bank recorded a loan loss provision recapture of $577 thousand for the second quarter of 2022.

Partially offsetting these improvements were a decrease in non-interest income of $1.9 million and an increase in non-interest expenses of $892 thousand during the three months ended June 30, 2022, compared to the same period in 2021.  Non-interest income for the second quarter of 2021 included a non-recurring benefit of $1.8 million from a grant from the United States Department of the Treasury’s Community Development Financial Institution (“CDFI”) Fund.  Non-interest expenses increased during the second quarter of 2022 compared to the second quarter of 2021 primarily due to higher compensation and benefits costs, professional services costs, and information services costs.

For the six months ended June 30, 2022, the Company reported net income of $2.8 million compared to a net loss of $2.8 million for the six months ended June 30, 2021.  Merger-related costs of $5.6 million were recorded during the six months ended June 30, 2021, which significantly impacted the results.  The Company’s results for the first six months of 2021 reflect the consolidated operations of CFB after the Merger on April 1, 2021.

Results of Operations

Net Interest Income

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Net interest income before loan loss provision for the second quarter of 2022 totaled $8.0 million, representing an increase of $2.2 million, or 38.1%, over net interest income before loan loss provision of $5.8 million for the second quarter of 2021.  The increase resulted from additional interest income, primarily generated from growth of $69.3 million in average interest-earning assets during the second quarter of 2022, compared to the second quarter of 2021.  Net interest income in the second quarter of 2022 also benefited from a reduction in the overall rates paid on interest-bearing liabilities of 30 basis points.

Interest income and fees on loans receivable increased by $579 thousand, or 9.2%, to $6.9 million for the second quarter of 2022, from $6.3 million for the second quarter of 2021 due to an increase of $45.9 million in the average balance of loans receivable, which increased interest income by $480 thousand, and an increase of 6 basis points in the average yield on loans, which increased interest income by $99 thousand.

Interest income on securities increased by $394 thousand, or 89.5%, for the second quarter of 2022, compared to the second quarter of 2021.  The increase in interest income on securities primarily resulted from an increase of 56 basis points in the average interest rate earned on securities, which increased interest income by $261 thousand, and an increase of $40.9 million in the average balance of securities, which increased interest income by $133 thousand.

Other interest income increased by $644 thousand, or 447.2%, during the second quarter of 2022 compared to the second quarter of 2021.  Interest income on interest-earning cash in other banks increased by $679 thousand primarily due to an increase of 130 basis points in the average interest rate earned on cash deposits, which increased interest income by $684 thousand, and was partially offset by a decrease of $16.1 million in average cash deposits, which decreased interest income by $5 thousand.  This net increase was partially offset by a decrease of $35 thousand in dividend income on Federal Home Loan Bank (“FHLB”) and Federal Reserve Board (“FRB”) stock between the two periods.

Interest expense on deposits decreased by $128 thousand, or 26.8%, for the second quarter of 2022, compared to the second quarter of 2021.  The decrease was attributable to a decrease of 11 basis points in the average rate paid on deposits due to increases in non-interest bearing and lower rate deposits, which caused interest expense on deposits to decrease by $203 thousand.  This decrease was partially offset by an increase of $114.1 million in the average balance of deposits, which increased interest expense by $75 thousand.

Interest expense on borrowings decreased by $472 thousand, or 80.5%, for the second quarter of 2022, compared to the second quarter of 2021.  Interest expense on FHLB advances decreased by $464 thousand between the two periods due to a decrease of $71.5 million in the average balance of FHLB advances, which decreased interest expense by $247 thousand, and a decrease of 112 basis points in the average rate paid, which decreased interest expense by $217 thousand. Interest expense on the Company’s junior subordinated debentures decreased by $21 thousand between the two periods because the Company paid off its junior subordinated debentures in the third quarter of 2021.  The debentures averaged $3.1 million during the second quarter of 2021 at an average rate of 2.67%. Interest expense on other borrowings increased by $13 thousand between the two periods.  The average rate on other borrowings increased by 8 basis points, which increased interest expense by $14 thousand, while the average balance decreased by $5.8 million, which decreased interest expense by $1 thousand.

The net interest margin increased to 3.00% for the second quarter of 2022 from 2.33% for the second quarter of 2021.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Net interest income before loan loss provision for the six months ended June 30, 2022, totaled $15.2 million, representing an increase of $6.5 million, or 75.5%, over net interest income before loan loss provision of $8.7 million for the six months ended June 30, 2021.  Results for the first half of 2021 reflect the consolidated operations of CFB after the Merger on April 1, 2021.  The increase resulted from additional interest income, primarily generated from growth of $316.6 million in average interest-earning assets for the year-to-date period ending June 30, 2022, compared to the period ending June 30, 2021, due to the addition of loans, securities, and cash equivalents in the Merger, and organic growth subsequent to the Merger.  Net interest income in the first six months of 2022 also benefited from a reduction of 36 basis points in the overall rates paid on interest-bearing liabilities.

Interest income and fees on loans receivable increased by $4.1 million, or 41.6%, to $14.1 million for the first six months of 2022, from $9.9 million for the first six months of 2021 due to an increase of $168.9 million in the average balance of loans receivable, which increased interest income by $3.6 million, and an increase of 21 basis points in the average yield on loans, which increased interest income by $531 thousand.  The increase in the average balance of loans receivable was primarily the result of the addition of loans in the Merger as well as organic loan growth.  In addition, the increase in the average yield on loans receivable for the first six months of 2022 was primarily the result of higher yields earned on the commercial loan portfolio and, to a lesser extent, higher yields on multi-family loans.

Interest income on securities increased by $929 thousand, or 187.3%, for the first six months of 2022 to $1.4 million, compared to $496 thousand in the first six months of 2021.  There was an increase of $95.7 million in the average balance of securities which increased interest income by $711 thousand, and an increase in the average interest rate earned on securities of 41 basis points, which increased interest income by $218 thousand.  The increase in securities resulted from securities acquired in the Merger and management’s efforts to invest excess liquidity in longer-term securities to improve yields.

Other interest income increased by $651 thousand, or 294.6%, during the first six months of 2022, compared to the first six months of 2021, primarily due to an increase in the average rate earned on short term investments of 61 basis points, which increased interest income by $643 thousand, and an increase of $53.0 million in the average balance of interest-earning deposits and other short-term investments, which increased interest income by $45 thousand.  This increase was partially offset by a decrease of $37 thousand in the dividend income on Federal Home Loan Bank (“FHLB”) and Federal Reserve Board (“FRB”) stock between the two periods.

Total interest expense for the first six months of 2022 decreased by $825 thousand, or 41.4%, to $1.2 million, compared to $2.0 million during the first six months of 2021, due to a decrease of 36 basis points in the Company’s cost of interest-bearing liabilities.  The lower rates paid offset the impact of an increase of $227.6 million in average interest-bearing liabilities, due to an increase of $251.8 million of interest-bearing deposits, primarily due to the Merger, and an increase of $31.1 million in short term borrowings, partially offset by a decrease of $52.1 million of FHLB advances.

Interest expense on deposits decreased by $161 thousand, or 18.7%, for the six months ended June 30, 2022, compared to the same period in 2021.  The decrease was primarily attributable to a decrease of 17 basis points in the average rate paid on deposits due to increases in non-interest bearing and lower rate deposits, which caused interest expense on deposits to decrease by $502 thousand.  This decrease was partially offset by the effects of an increase of $251.8 million in the average balance of deposits, primarily because of the Merger, which increased interest expense by $341 thousand.

Interest expense on borrowings decreased by $664 thousand, or 58.5%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021.  The decrease was attributable to a decrease of 76 basis points in the average borrowing rate, which decreased interest expense by $505 thousand, and a decrease in average borrowings of $24.2 million during the period, which decreased interest expense by $159 thousand.  The decrease in the average balance of borrowings was due to a decrease of $52.1 million in average borrowings from the FHLB and a decrease of $3.2 million in the average balance of the Company’s junior subordinated debentures, which were paid off in the third quarter of 2021, partially offset by an increase of $31.1 million in the average balance of short-term borrowings (primarily securities sold under agreements to repurchase assumed in the Merger).

The net interest margin increased to 2.89% for the six-month period ended June 30, 2022 from 2.35% for the six-month period ended June 30, 2021, primarily due to an increase in the volume of interest-earning assets (mainly due to an increase in the average balance of loans receivable), the contribution of higher loan yields earned on the commercial loan portfolio, and a decrease in the average rate paid on interest-bearing liabilities of 36 basis points.

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

	For the three months ended
	June 30, 2022			June 30, 2021
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits	$210,978	$788	1.49%	$227,043	$71	0.13%
Securities	199,472	796	1.60%	158,608	440	1.11%
Loans receivable (1)	657,026	6,879	4.19%	611,092	6,300	4.12%
FRB and FHLB stock	2,668	38	5.70%	4,087	73	7.14%
Total interest-earning assets	1,070,144	$8,501	3.18%	1,000,830	$6,884	2.75%
Non-interest-earning assets	107,532			33,296
Total assets	$1,177,675			$1,034,126

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$197,751	$194	0.39%	$178,819	$223	0.50%
Passbook deposits	62,458	13	0.08%	69,401	57	0.33%
NOW and other demand deposits	292,248	42	0.06%	190,734	40	0.08%
Certificate accounts	199,043	100	0.20%	198,403	157	0.32%
Total deposits	751,500	349	0.19%	637,357	477	0.30%
FHLB advances	39,628	85	0.86%	111,120	549	1.98%
Junior subordinated debentures	-	-	-	3,144	21	2.67%
Other borrowings	68,352	29	0.17%	74,136	16	0.09%
Total interest-bearing liabilities	859,980	$463	0.22%	825,757	$1,063	0.51%
Non-interest-bearing liabilities	107,771			66,279
Stockholders’ Equity	210,424			142,090
Total liabilities and stockholders’ equity	$1,177,675			$1,034,126

Net interest rate spread (2)		$8,038	2.96%		$5,821	2.24%
Net interest rate margin (3)			3.00%			2.33%
Ratio of interest-earning assets to interest-bearing liabilities			124.51%			121.20%

(1)	Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs and loan premiums.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

	For the six months ended
	June 30, 2022			June 30, 2021
(Dollars in Thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits	$215,622	$872	0.81%	$162,630	$106	0.13%
Securities	180,220	1,347	1.49%	84,509	496	1.17%
Loans receivable (1)	655,260	14,083	4.30%	486,317	9,944	4.09%
FRB and FHLB stock	2,668	78	5.85%	3,759	115	6.12%
Total interest-earning assets	1,053,769	$16,380	3.11%	737,215	$10,661	2.89%
Non-interest-earning assets	95,849			22,425
Total assets	$1,149,618			$759,640

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$202,414	$383	0.38%	$127,807	$304	0.48%
Passbook deposits	64,641	21	0.06%	66,800	114	0.34%
NOW and other demand deposits	261,354	81	0.06%	122,712	47	0.08%
Certificate accounts	200,244	214	0.21%	159,572	395	0.50%
Total deposits	728,653	699	0.19%	476,891	860	0.36%
FHLB advances	58,738	427	1.45%	110,803	1,076	1.94%
Junior subordinated debentures	-	-	-	3,209	43	2.68%
Other borrowings	68,185	44	0.13%	37,068	16	0.09%
Total interest-bearing liabilities	855,576	$1,170	0.27%	627,971	$1,995	0.64%
Non-interest-bearing liabilities	106,760			36,030
Stockholders’ Equity	187,282			95,639
Total liabilities and stockholders’ equity	$1,149,618			$759,640

Net interest rate spread (2)		$15,210	2.84%		$8,666	2.26%
Net interest rate margin (3)			2.89%			2.35%
Ratio of interest-earning assets to interest-bearing liabilities			123.16%			117.40%

(1)	Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs and loan premiums.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

Loan loss provision

The Company recorded a loan loss provision recapture of $577 thousand for the three months ended June 30, 2022 and a loan loss provision of $81 thousand for the three-month period ended June 30, 2021.  For the six months ended June 30, 2022 and 2021, the Company recorded a loan loss provision recapture of $429 thousand and a loan loss provision of $81 thousand, respectively.  The $75 million of capital contributed by the Company to the Bank reduced multi-family and commercial real estate loan concentration levels. This reduced the risk associated with the qualitative factors used to estimate the required ALLL.  No loan charge-offs were recorded during the three- or six-month periods ended June 30, 2022 or 2021.  The ALLL decreased to $3.0 million as of June 30, 2022, compared to $3.4 million as of December 31, 2021.

Non-interest Income

Non-interest income for the three months ended June 30, 2022 totaled $261 thousand compared to $2.2 million for the three months ended June 30, 2021.  The decrease of $1.9 million in non-interest income was primarily due to a nonrecurring benefit of $1.8 million from a grant from the United States Department of the Treasury’s CDFI Fund during the three months ended June 30, 2021.

For the six months ended June 30, 2022, non-interest income totaled $542 thousand compared to $2.3 million for the same period in the prior year.  The decrease of $1.8 million in non-interest income was primarily due to the non-recurring grant received during the three months ended June 30, 2021.

Non-interest Expense

Total non-interest expense was $6.3 million for the second quarter of 2022, compared to $5.4 million for the second quarter of 2021.  The increase in non-interest expenses was mainly due to increases of $488 thousand in compensation and benefits expenses and $445 thousand in professional services expenses.  The $488 thousand increase in compensation and benefits expenses during the three months ended June 30, 2022 was due to increases in temporary help expense, employee benefit costs, and director expenses.  The increase of $445 thousand in professional services expenses during the three months ended June 30, 2022 was primarily the result of $210 thousand in regulatory consulting fees, $146 thousand in auditor fees, $75 thousand in legal fees and $67 thousand in board search fees.

For the first six months of 2022, non-interest expense totaled $12.2 million, compared to $14.0 million for the same period in the prior year.  The decrease of $1.8 million between the periods primarily resulted from decreases in compensation and benefits expenses of $1.3 million and professional services expenses of $1.1 million, and to a lesser extent, decreases in insurance and occupancy expenses.  These decreases were partially offset by increases in information services expenses of $825 thousand and various other costs, including amortization of the core deposit intangible that was recorded in connection with the Merger.  The net decrease compared to the prior year was largely associated with Merger-related expenses incurred during the first quarter of 2021. The Company’s results for the first six months of 2021 reflect the consolidated operations of CFB since the Merger on April 1, 2021.

Income Taxes

Income tax expense or benefit is computed by applying the statutory federal income tax rate of 21%.  State taxes are recorded at the State of California tax rate and apportioned based on an allocation schedule to reflect that a portion of the Company’s operations are conducted in the Washington, D.C. area.  The Company recorded income tax expense of $757 thousand for the second quarter of 2022 and $1.8 million for the second quarter of 2021. The effective tax rate for the three-month periods ended June 30, 2022 and 2021, was 29.38% and 71.31%, respectively.  The high effective income tax for the second quarter of 2021 reflects changes in the assumptions used to estimate the Company’s annual income tax expense.  Income tax expense for the three months ended June 30, 2021 also included an increase of $370 thousand in the valuation allowance on the Company’s deferred tax assets to record an allowance against net operating loss carryforwards for the State of California, net of federal tax benefit.

For the six months ended June 30, 2022, income tax expense was $1.1 million, compared to an income tax benefit of $348 thousand for the six months ended June 30, 2021.

Financial Condition

Total Assets

Total assets increased by $130.7 million to $1.224 billion at June 30, 2022 from $1.094 billion at December 31, 2021.  The increase in total assets was primarily due to growth in cash and cash equivalents of $48.6 million and growth in $81.9 million in investment securities.

Securities Available-For-Sale

Securities available-for-sale totaled $238.3 million at June 30, 2022, compared with $156.4 million at December 31, 2021.  The $81.9 million of increase in securities available-for-sale during the six months ended June 30, 2022 was primarily due to the deployment of $15.0 million of the $150.0 million ECIP funds into securities in June.  The remainder of the increase was due to investing liquidity dollars into higher-yielding short-term securities. This increase was partially offset by an increase in accumulated other comprehensive loss of $9.4 million since the end of 2021 due to a decline in the fair value of investment securities available-for-sale, net of taxes. These decreases in the fair values of available-for-sale investment securities during 2022 were the result of increases in market interest rates, which caused the fair value of the Company’s fixed rate investments to decrease.  The declines in fair value were not the result of a change in the creditworthiness of any of the issuers of those securities.

Loans Receivable

Loans receivable decreased by $1.6 million during first six months of 2022 primarily due to loan payoffs in excess of originations.  During the first six months of 2022, the Bank originated $33.0 million multi-family loans and $16.2 million of commercial real estate loans and commercial loans.  Loan advances on pre-existing construction loans totaled $2.8 million during the same period.  Loan payoffs and repayments totaled $49.8 million during the first six months of 2022.

Allowance for Loan Losses

As a smaller reporting company as defined by the SEC, the Company is not required to adopt the current expected credit losses (“CECL”) accounting standard until 2023; consequently, the Bank’s ALLL is based on probable incurred losses at the date of the consolidated balance sheet, rather than projections of future economic conditions over the life of the loans.  In determining the adequacy of the ALLL, management has considered the historical and current performance of the Company’s portfolio, as well as various measures of the quality and safety of the portfolio, such as debt servicing and loan-to-value ratios.  Management is continuing to monitor the loan portfolio and regularly communicating with borrowers to determine the continuing adequacy of the ALLL.

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

The ALLL was $3.0 million or 0.46% of gross loans held for investment at June 30, 2022, compared to $3.4 million, or 0.52% of gross loans held for investment, at December 31, 2021.  The Company contributed $75 million of the proceeds from the sale of the Series C Preferred Stock to the Bank which reduced the Bank’s multi-family and commercial real estate loan concentration levels.  This also reduced the risk associated with the qualitative factors used to estimate the required ALLL as of June 30, 2022.  As a result, the Bank recorded a loan loss provision recapture of $577 thousand for the second quarter of 2022.

As of June 30, 2022, there were no loan delinquencies greater than 30 days compared to $2.4 million at December 31, 2021.

Non-performing loans (“NPLs”) consist of delinquent loans that are 90 days or more past due and other loans, including troubled debt restructurings that do not qualify for accrual status.  At June 30, 2022, NPLs totaled $627 thousand, compared to $684 thousand at December 31, 2021.  The decrease of $57 thousand in NPLs was due to repayments.

In connection with our review of the adequacy of our ALLL, we track the amount and percentage of our NPLs that are paying currently, but nonetheless must be classified as NPL for reasons unrelated to payments, such as lack of current financial information and an insufficient period of satisfactory performance.  As of June 30, 2022 and December 31, 2021, all our non-performing loans were current in their payments.  Also, in determining the ALLL, we considered the ratio of the ALLL to NPLs, which was 472.57% at June 30, 2022 compared to 495.8% at December 31, 2021.

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

There were no recoveries or charge-offs recorded during either the three- or six-month periods ending June 30, 2022 or 2021.

Impaired loans at June 30, 2022 were $2.2 million, compared to $2.3 million at December 31, 2021.  The decrease of $209 thousand in impaired loans was primarily due to paydowns.  Specific reserves for impaired loans were $7 thousand, or 0.28% of the aggregate impaired loan amount at June 30, 2022, compared to $7 thousand, or 0.30% of the aggregate impaired loan amount at December 31, 2021.

We believe that the ALLL is adequate to cover probable incurred losses in the loan portfolio as of June 30, 2022, but because of the ongoing uncertainties posed by the COVID-19 Pandemic, there can be no assurance that actual losses will not exceed the estimated amounts.  In addition, the OCC and the Federal Deposit Insurance Corporation (“FDIC”) periodically review the ALLL as an integral part of their examination process.  These agencies may require an increase in the ALLL based on their judgments of the information available to them at the time of their examinations.

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

The core deposit intangible asset is amortized on an accelerated basis reflecting the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up.  The estimated life of the core deposit intangible is approximately 10 years.  During the three and six months ended June 30, 2022, the Company recorded $108 thousand and $217 thousand, respectively, of amortization expense related to the core deposit intangible.  During the three- and six-month periods ending June 30, 2021, the Company recorded $131 thousand of amortization expense related to the core deposit intangible.

No impairment charges were recorded during 2022 or 2021 for goodwill or the core deposit intangible.

Total Liabilities

Total liabilities decreased by $12.9 million to $939.5 million at June 30, 2022 from $952.4 million at December 31, 2021, largely due to a decrease in FHLB borrowings which was partially offset by an increase in deposits.

Deposits

Deposits increased to $816.2 million at June 30, 2022 from $788.1 million at December 31, 2021, which consisted of increases of $76.1 million in ICS deposits (ICS deposits are the Bank’s own money market accounts in excess of FDIC insured limits whereby the Bank makes reciprocal arrangements for insurance with other banks), $12.7 million in CDARS deposits (CDARS deposits are similar to ICS deposits, but involve certificates of deposit instead of money market accounts), decreases of $28.7 million in liquid deposits (NOW, demand, money market, and passbook accounts) and decreases of $6.6 million in other certificates of deposit accounts.  Five customer relationships accounted for approximately 38% of our deposits at June 30, 2022.  We expect to maintain these relationships for the foreseeable future.

Borrowings

Total borrowings at June 30, 2022 consisted of advances to the Bank from the FHLB of $32.9 million, repurchase agreements of $67.3 million, and borrowings associated with our Qualified Active Low-Income Business lending activities of $14.0 million compared to advances to the Bank from the FHLB of $86.0 million, repurchase agreements of $52.0 million, and borrowings associated with our Qualified Active Low-Income Business lending activities of $14.0 million as of December 31, 2021.

Balances of outstanding FHLB advances decreased to $32.9 million at June 30, 2022, compared to $86.0 million at December 31, 2021 due to the early payoff of $40.0 million in higher rate advances during the year.  The weighted average rate on FHLB advances decreased to 1.22% at June 30, 2022, compared to 1.85% at December 31, 2021 due to the payoff of higher rate advances.

The Bank enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities.  Under these arrangements, the Bank may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Bank to repurchase the assets.  As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities.  The obligation to repurchase the securities is reflected as a liability in the Banks’s consolidated balance sheets, while the securities underlying the repurchase agreements remain in the respective investment securities available-for-sale accounts.  In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities.  The outstanding balance of these borrowings totaled $67.3 million and $52.0 million as of June 30, 2022 and December 31, 2021, respectively, and the interest rate was 0.22% and 0.10%, respectively.  These agreements mature on a daily basis. As of June 30, 2022, securities with a market value of $72.7 million were pledged as collateral for securities sold under agreements to repurchase and included $35.1 million of U.S. Government Agency securities, $27.6 million of mortgage-backed securities, $3.8 million of federal agency CMO and $6.2 million of SBA Pool securities.  The market value of securities pledged totaled $53.2 million as of December 31, 2021 and included $13.3 million of U.S. Government Agency securities and $39.9 million of mortgage-backed securities.

One relationship accounted for 80% of our balance of securities sold under agreements to repurchase as of June 30, 2022.  We expect to maintain this relationship for the foreseeable future.

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

Stockholders’ Equity

Stockholders’ equity was $284.6 million, or 23.3%, of the Company’s total assets, at June 30, 2022, compared to $141.0 million, or 12.9% of the Company’s total assets at December 31, 2021.  The increase in total stockholders’ equity is primarily due to the closing of the private placement of the Series C Preferred Stock, which increased stockholders’ equity by $150.0 million during the second quarter of 2022.  This increase was partially offset by a decrease in accumulated other comprehensive income of $9.4 million since the end of 2021 due to a decline in the fair value of investment securities available-for-sale, net of taxes.  These decreases in the fair values of available-for-sale investment securities during 2022 were the result of increases in market interest rates, which caused the fair value of the Company’s fixed rate investments to decrease; the declines in fair value were not the result of a change in the creditworthiness of any of the issuers of those securities.

Subsequent to the closing of the private placement of the Series C Preferred Stock, the Company contributed $75.0 million of the proceeds to the Bank.  As a result, the Bank’s Community Bank Leverage Ratio (“CBLR”) increased to 15.87% at June 30, 2022, compared to 9.45% at March 31, 2022, and 9.32% at December 31, 2021.

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

The Company’s book value per share was $1.83 per share as of June 30, 2022 compared to $1.92 per share as of December 31, 2021.  The decrease in book value per share during the second quarter of 2022 is due to the decrease in equity related to the $9.4 million unrealized losses in the investment portfolio.

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

	Common Equity Capital	Shares Outstanding	Per Share Amount
	(Dollars in thousands)

June 30, 2022:
Common book value	$134,634	73,484,082	$1.83
Less:
Goodwill	25,858
Net unamortized core deposit intangible	2,719
Tangible book value	$106,057	73,484,082	$1.44

December 31, 2021:
Common book value	$138,000	71,768,419	$1.92
Less:
Goodwill	25,996
Net unamortized core deposit intangible	2,936
Tangible book value	$109,068	$71,768,419	$1.52

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet our obligations on a timely and cost-effective basis.  The Bank’s sources of funds include deposits, advances from the FHLB, other borrowings, proceeds from the sale of loans and investment securities, and payments of principal and interest on loans and investment securities.  The Bank is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock.  This approved limit and collateral requirement would have permitted the Bank to borrow an additional $279.3 million at June 30, 2022 with sufficient pledged collateral.  In addition, the Bank had additional lines of credit of $11.0 million with other financial institutions as of that date.

The Bank’s primary uses of funds include withdrawals of and interest payments on deposits, originations of loans, purchases of investment securities, and the payment of operating expenses.  Also, when the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank invests in federal funds with the Federal Reserve Bank or in money market accounts with other financial institutions.  The Bank’s liquid assets at June 30, 2022 consisted of $280.1 million in cash and cash equivalents and $165.6 million in securities available-for-sale that were not pledged, compared to $231.5 million in cash and cash equivalents and $52.4 million in securities available-for-sale that were not pledged at December 31, 2021.  Currently, we believe that the Bank has sufficient liquidity to support growth over the foreseeable future. The increase in liquid assets during the second quarter of 2022 primarily resulted from the proceeds from the preferred stock issued during June of 2022.

The Company’s liquidity, separate from the Bank, is based primarily on the proceeds from financing transactions, such as the private placement completed in June of 2022 and previous private placements including in April of 2021.  The Bank is currently under no prohibition to pay dividends to the Company, but is subject to restrictions as to the amount of the dividends based on normal regulatory guidelines.

On a consolidated basis, the Company recorded net cash outflows from operating activities of $359 thousand during the six months ended June 30, 2022, compared to consolidated net cash outflows from operating activities of $2.6 million during the six months ended June 30, 2021.  Net cash outflows from operating activities during the six months ended June 30, 2022 were primarily attributable to decreases in other assets and other liabilities.  Net cash outflows from operating activities during the six months ended June 30, 2021 were primarily attributable to the Company’s net loss.

The Company recorded consolidated net cash outflows from investing activities of $91.5 million during the six months ended June 30, 2022, compared to consolidated net cash inflows from investing activities of $58.4 million during the six months ended June 30, 2021.  Net cash outflows from investing activities for the six months ended June 30, 2022 were primarily due to the purchase of $104.7 million of available-for-sale securities, offset by net loan repayments of $3.4 million.  Net cash inflows from investing activities during the six months ended June 30, 2021, were primarily due to net cash acquired in the merger with City First Bank N.A. of $84.7 million, offset by cash used to fund new loans receivable held for investment of $29.7 million.

The Company recorded consolidated net cash inflows from financing activities of $140.4 million during the six months ended June 30, 2022, compared to consolidated net cash inflows of $58.5 million during the six months ended June 30, 2021.  Net cash inflows from investing activities during the six months ended June 30, 2022 were primarily due to cash received from the closing of the $150 million private placement of Series C Preferred Stock along with increases in cash provided by increased deposits of $28.1 million and other borrowings of $15.3 million offset by cash used to repay FHLB advances of $53.0 million.  Net cash inflows from investing activities during the six months ended June 30, 2021 were primarily attributable to a net increase in deposits of $35.9 million and proceeds from the sale of stock of $30.8 million, offset by repayments of FHLB advances of $22.5 million.

Capital Resources and Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of June 30, 2022 and December 31, 2021, the Bank exceeded all capital adequacy requirements to which it is subject and meets the qualifications to be considered “well capitalized.” (See Note 11 – Regulatory Matters.)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.  An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of June 30, 2022.  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None

Item 1A.	RISK FACTORS

Not Applicable

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibit Number*
3.1	Amended and Restated Certificate of Incorporation of Broadway Financial Corporation effective as of April 1, 2022 (Exhibit 3.1 to Form 8-K filed by Registrant on April 5, 2021)
3.2	Bylaws of Registrant (Exhibit 3.2 to Form 8-K filed by Registrant on August 24, 2020)
3.3	Certificate of Designations of Senior Non-Cumulative Perpetual Preferred Stock, Series C (Exhibit 3.1 to Form 8-K filed by Registrant on June 8, 2022)
4.3	Registration Rights Agreement (Exhibit 10.2 to Form 8-K filed by Registrant on June 8, 2022)
10.3	Letter Agreement and Securities Purchase Agreement, date June 7, 2022 (Exhibit 10.1 to Form 8-K filed by Registrant on June 8, 2022)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 15, 2022	By:	/s/ Brian Argrett
Brian Argrett
Chief Executive Officer

Date: August 15, 2022	By:	/s/ Brenda J. Battey
Brenda J. Battey
Chief Financial Officer