Form 10-Q
period 2022-09-30
BROADWAY FINANCIAL CORP \DE\
filed 2022-11-14
CIK 1001171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 7, 2022, 48,186,828 shares of the Registrant’s Class A voting common stock, 11,404,618 shares of the Registrant’s Class B non-voting common stock and 16,689,775 shares of the Registrant’s Class C non-voting common stock were outstanding.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition
(In thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Cash and due from banks	$12,630	$38,418
Interest-bearing deposits in other banks	39,587	193,102
Cash and cash equivalents	52,217	231,520
Securities available-for-sale, at fair value	332,745	156,396
Loans receivable held for investment, net of allowance of $3,983 and $3,391	722,685	648,513
Accrued interest receivable	3,467	3,372
Federal Home Loan Bank (FHLB) stock	1,470	2,573
Federal Reserve Bank (FRB) stock	697	693
Office properties and equipment, net	10,530	10,344
Bank owned life insurance	3,222	3,190
Deferred tax assets, net	11,871	6,101
Core deposit intangible, net	2,610	2,936
Goodwill	25,858	25,996
Other assets	2,262	1,871
Total assets	$1,169,634	$1,093,505

Liabilities and stockholders’ equity
Liabilities:
Deposits	$768,511	$788,052
Securities sold under agreements to repurchase	65,407	51,960
FHLB advances	32,888	85,952
Notes payable	14,000	14,000
Accrued expenses and other liabilities	11,246	12,441
Total liabilities	892,052	952,405
Cumulative Perpetual Preferred stock, Series A; authorized 3,000 shares at September 30, 2022 and December 31, 2021; issued and outstanding no shares at September 30, 2022 and 3,000 at December 31, 2021; liquidation value $1,000 per share	–	3,000
Non-Cumulative Redeemable Perpetual Preferred stock, Series C; authorized 150,000 shares at September 30, 2022 and no shares as of December 31, 2021; issued and outstanding 150,000 shares at September 30, 2022 and no shares at December 31, 2021; liquidation value $1,000 per share	150,000	–
Common stock, Class A, $0.01 par value, voting; authorized 75,000,000 shares at September 30, 2022 and December 31, 2021; issued 50,806,999 shares at September 30, 2022 and 46,291,852 shares at December 31, 2021; outstanding 48,189,173 shares at September 30, 2022 and 43,674,026 shares at December 31, 2021	508	463
Common stock, Class B, $0.01 par value, non-voting; authorized 15,000,000 shares at September 30, 2022 and December 31, 2021; issued and outstanding 11,404,618 shares at September 30, 2022 and December 31, 2021	114	114
Common stock, Class C, $0.01 par value, non-voting; authorized 25,000,000 shares at September 30, 2022 and December 31, 2021; issued and outstanding 13,842,710 at September 30, 2022 and 16,689,775 shares at December 31, 2021	139	167
Additional paid-in capital	143,457	140,289
Retained earnings	7,788	3,673
Unearned Employee Stock Ownership Plan (ESOP) shares	(781)	(829)
Accumulated other comprehensive loss, net of tax	(18,468)	(551)
Treasury stock-at cost, 2,617,826 shares at September 30, 2022 and at December 31, 2021	(5,326)	(5,326)
Total Broadway Financial Corporation and Subsidiary stockholders’ equity	277,431	141,000
Non-controlling interest	151	100
Total liabilities and stockholders’ equity	$1,169,634	$1,093,505

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Interest income:
Interest and fees on loans receivable	$6,520	$6,296	$20,603	$16,240
Interest on available-for-sale securities	2,069	457	3,416	953
Other interest income	639	156	1,589	377
Total interest income	9,228	6,909	25,608	17,570

Interest expense:
Interest on deposits	474	446	1,173	1,306
Interest on borrowings	146	472	617	1,607
Total interest expense	620	918	1,790	2,913

Net interest income	8,608	5,991	23,818	14,657
Loan loss provision	1,021	365	592	446
Net interest income after loan loss provision	7,587	5,626	23,226	14,211

Non-interest income:
Service charges	21	76	106	205
CDFI Grant	–	217	–	2,043
Other	344	316	801	676
Total non-interest income	365	609	907	2,924

Non-interest expense:
Compensation and benefits	3,440	3,334	10,366	11,543
Occupancy expense	367	392	1,209	1,327
Information services	732	787	2,364	1,594
Professional services	861	616	2,183	3,068
Supervisory costs	4	139	261	386
Office services and supplies	38	65	153	219
Corporate insurance	49	47	164	301
Amortization of core deposit intangible	109	131	326	262
Other	472	467	1,272	1,279
Total non-interest expense	6,072	5,978	18,298	19,979

Income (loss) before income taxes	1,880	257	5,835	(2,844)
Income tax expense (benefit)	534	51	1,654	(297)
Net income (loss)	$1,346	$206	$4,181	$(2,547)
Less: Net income attributable to non-controlling interest	28	24	51	57
Net income (loss) attributable to Broadway Financial Corporation	$1,318	$182	$4,130	$(2,604)

Other comprehensive income, net of tax:
Unrealized gains (losses) on securities available-for-sale arising during the period	$(11,949)	$(640)	$(25,281)	$224
Income tax (benefit) expense	(3,382)	(180)	(7,364)	63
Other comprehensive income (loss), net of tax	(8,567)	(460)	(17,917)	161

Comprehensive income (loss)	$(7,249)	$(278)	$(13,787)	$(2,443)

Earnings (loss) per common share-basic	$0.02	$–	$0.06	$(0.05)
Earnings (loss) per common share-diluted	$0.02	$–	$0.06	$(0.05)

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$4,181	$(2,547)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loan loss provision	592	446
Depreciation	630	198
Net change of deferred loan origination costs	38	457
Net amortization of premiums & discounts on available-for-sale securities	20	705
Amortization of investment in affordable housing limited partnership	–	39
Amortization of purchase accounting marks on loans	(647)	56
Amortization of core deposit intangible	326	262
Director compensation expense-common stock	84	46
Accretion of premium on FHLB advances	(64)	(26)
Stock-based compensation expense	93	368
Valuation allowance on deferred tax asset	–	370
ESOP compensation expense	56	81
Earnings on bank owned life insurance	(32)	(32)
Change in assets and liabilities:
Net change in deferred taxes	1,732	(1,162)
Net change in accrued interest receivable	(95)	274
Net change in other assets	(391)	765
Net change in accrued expenses and other liabilities	(1,195)	3,669
Net cash provided by operating activities	5,328	3,969

Cash flows from investing activities:
Cash acquired in merger	–	84,745
Net change in loans receivable held for investment	(74,155)	(57,143)
Principal payments on available-for-sale securities	13,850	12,662
Purchase of available-for-sale securities	(215,500)	(10,098)
Purchase of FHLB stock	(332)	(152)
Proceeds from redemption of FHLB stock	1,431	1,243
Purchase of office properties and equipment	(816)	(119)
Proceeds from disposals of office properties and equipment	–	3
Net cash (used in) provided by investing activities	(275,522)	31,141

Cash flows from financing activities:
Net change in deposits	(19,541)	80,294
Net change in securities sold under agreements to repurchase	13,447	(7,069)
Proceeds from sale of stock (net of costs)	–	30,837
Proceeds from issuance of preferred stock	150,000	–
Dividends paid on preferred stock	(15)	(30)
Distributions to non-controlling interest	–	(165)
Proceeds from FHLB advances	–	5,000
Repayments of FHLB advances	(53,000)	(27,570)
Stock cancelled for income tax withholding	–	(514)
Repayments of junior subordinated debentures	–	(3,315)
Net cash provided by financing activities	90,891	77,468
Net change in cash and cash equivalents	(179,303)	112,578
Cash and cash equivalents at beginning of the period	231,520	96,109
Cash and cash equivalents at end of the period	$52,217	$208,687

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,758	$2,424
Cash paid for income taxes	42	454

Assets acquired (liabilities assumed) in acquisition:
Securities available-for-sale, at fair value	$–	$149,975
Loans receivable	–	225,885
Accrued interest receivable	–	1,637
FHLB and FRB stock	–	1,061
Office property and equipment	–	6,953
Goodwill	(138)	25,966
Core deposit intangible	–	3,329
Other assets	–	2,290
Deposits	–	(353,722)
FHLB advances	–	(3,166)
Securities sold under agreements to repurchase	–	(59,945)
Other borrowings	–	(14,000)
Deferred taxes	138	(717)
Accrued expenses and other liabilities	–	(4,063)
Preferred stock	–	(3,000)
Common stock	–	(63,257)

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Three-Month Period Ended September 30, 2022 and 2021
	Preferred Stock Non-Voting	Common Stock Voting	Common Stock Non-Voting	Additional Paid‑in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Non-Controlling Interest	Total Stockholders’ Equity
	(In thousands)
Balance at July 1, 2022	$150,000	$504	$257	$143,427	$(9,901)	$6,470	$(797)	$(5,326)	$123	$284,757
Net income	–	–	–	–	–	1,318	–	–	28	1,346
Release of unearned ESOP shares	–	–	–	(5)	–	–	16	–	–	11
Restricted stock compensation expense	–	–	–	35	–	–	–	–	–	35
Conversion of non-voting shares into voting shares	–	4	(4)	–	–	–	–	–	–	–
Other comprehensive loss, net of tax	–	–	–	–	(8,567)	–	–	–	–	(8,567)
Balance at September 30, 2022	$150,000	$508	$253	$143,457	$(18,468)	$7,788	$(781)	$(5,326)	$151	$277,582

Balance at July 1, 2021	$3,000	$462	$281	$140,125	$785	$4,997	$(861)	$(5,326)	$32	$143,495
Net income	–	–	–	–	–	182	–	–	24	206
Preferred shares issued in business combination	–	–	–	–	–	(30)	–	–	–	(30)
Release of unearned ESOP shares	–	–	–	17	–	–	17	–	–	34
Common stock cancelled for payment of tax withholding	–	–	–	(66)	–	–	–	–	–	(66)
Restricted stock compensation expense	–	1	–	199	–	–	–	–	–	200
Other comprehensive income, net of tax	–	–	–	–	(460)	–	–	–	–	(460)
Balance at September 30, 2021	$3,000	$463	$281	$140,275	$325	$5,149	$(844)	$(5,326)	$56	$143,379

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Nine-Month Period Ended September 30, 2022 and 2021
	Preferred Stock Non-Voting	Common Stock Voting	Common Stock Non-Voting	Additional Paid‑in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Non-Controlling Interest	Total Stockholders’ Equity
	(In thousands)
Balance at January 1, 2022	$3,000	$463	$281	$140,289	$(551)	$3,673	$(829)	$(5,326)	$100	$141,100
Net income	–	–	–	–	–	4,130	–	–	51	4,181
Preferred shares issued	150,000	–	–	–	–	–	–	–	–	150,000
Release of unearned ESOP shares	–	–	–	8	–	–	48	–	–	56
Restricted stock compensation expense	–	5	–	88	–	–	–	–	–	93
Stock awarded to directors	–	–	–	84	–	–	–	–	–	84
Conversion of preferred shares to common shares	(3,000)	12	–	2,988	–	–	–	–	–	–
Conversion of non-voting shares into voting shares	–	28	(28)	–	–	–	–	–	–	–
Dividends paid on preferred stock	–	–	–	–	–	(15)	–	–	–	(15)
Other comprehensive loss, net of tax	–	–	–	–	(17,917)	–	–	–	–	(17,917)
Balance at September 30, 2022	$150,000	$508	$253	$143,457	$(18,468)	$7,788	$(781)	$(5,326)	$151	$277,582

Balance at January 1, 2021	$–	$219	$87	$46,851	$164	$7,783	$(893)	$(5,326)	$–	$48,885
Net income (loss)	–	–	–	–	–	(2,604)	–	–	57	(2,547)
Preferred shares issued in business combination	3,000	–	–	–	–	–	–	–	–	3,000
Dividends paid on preferred stock	–	–	–	–	–	(30)	–	–	–	(30)
Common shares issued in business combination	–	140	114	62,839	–	–	–	–	164	63,257
Shares transferred from voting to non-voting after business combination	–	(7)	7	–	–	–	–	–	–	–
Common shares issued in private placement	–	112	73	30,652	–	–	–	–	–	30,837
Release of unearned ESOP shares	–	–	–	32	–	–	49	–	–	81
Restricted stock compensation expense	–	–	–	361	–	–	–	–	–	361
Stock awarded to directors	–	1	–	45	–	–	–	–	–	46
Stock option compensation expense	–	–	–	7	–	–	–	–	–	7
Common stock cancelled for payment of tax withholding	–	(2)	–	(512)	–	–	–	–	–	(514)
Payment to non-controlling interest	–	–	–	–	–	–	–	–	(165)	(165)
Other comprehensive income, net of tax	–	–	–	–	161	–	–	–	–	161
Balance at September 30, 2021	$3,000	$463	$281	$140,275	$325	$5,149	$(844)	$(5,326)	$56	$143,379

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q.  These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”) and, accordingly, should be read in conjunction with such audited consolidated financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Subsequent events have been evaluated through November 14, 2022, which is the date these financial statements were issued.

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

On October 16, 2019, the FASB voted to affirm the proposed amended effective date for ASU 2016-13 for smaller reporting companies (“SRCs”) as defined by the SEC. The final ASU, which was issued in November 2019, delays the implementation date for ASU 2016-13 to fiscal years beginning after December 15, 2022. SRCs are defined as companies with less than $250 million of public float or less than $100 million in annual revenues for the previous year and no public float or public float of less than $700 million.  The Company qualifies as an SRC, and management will implement ASU 2016-13 in the first quarter of 2023. Management is continuing to work with our vendor on refining the model used for CECL. The implementation committee is meeting regularly to review the data inputs and other factors involved. The estimated financial impact is still being determined.

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

The following table represents the assets acquired and liabilities assumed in the CFBanc Merger as of April 1, 2021, and the fair value adjustments and amounts recorded by the Company as of the same date under the acquisition method of accounting:

	CFBanc Book Value	Fair Value Adjustments	Fair Value
Assets acquired	(In thousands)
Cash and cash equivalents	$84,745	$–	$84,745
Securities available-for-sale	150,052	(77)	149,975
Loans receivable held for investment:
Gross loans receivable held for investment	227,669	(1,784)	225,885
Deferred fees and costs	(315)	315	–
Allowance for loan losses	(2,178)	2,178	–
	225,176	709	225,885
Accrued interest receivable	1,637	–	1,637
FHLB and FRB stock	1,061	–	1,061
Office properties and equipment	5,152	1,801	6,953
Deferred tax assets, net	890	(1,608)	(718)
Core deposit intangible	–	3,329	3,329
Other assets	2,290	–	2,290
Total assets	$471,003	$4,154	$475,157

Liabilities assumed
Deposits	$353,671	$51	$353,722
Securities sold under agreements to repurchase	59,945	–	59,945
FHLB advances	3,057	109	3,166
Notes payable	14,000	–	14,000
Accrued expenses and other liabilities	4,063	–	4,063
Total liabilities	$434,736	$160	$434,896

Excess of assets acquired over liabilities assumed	$36,267	$3,994	$40,261
Consideration paid			$66,257
Goodwill recognized			$25,996

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

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
	(Dollars in thousands except per share amounts)
Net interest income	$5,988	$17,013
Net income (loss)	179	(3,390)

Basic earnings per share	$–	$(0.05)
Diluted earnings per share	$–	$(0.05)

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

The following table shows how the Company computed basic and diluted earnings (loss) per share of common stock for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands, except share and per share data)
Net income (loss) attributable to Broadway Financial Corporation	$1,318	$182	$4,130	$(2,604)
Less net income (loss) attributable to participating securities	7	–	25	–
Income (loss) available to common stockholders	$1,311	$182	$4,105	$(2,604)

Weighted average common shares outstanding for basic earnings (loss) per common share	72,555,282	71,222,869	72,386,900	56,403,545
Add: dilutive effects of unvested restricted stock awards	408,552	228,082	442,150	–
Weighted average common shares outstanding for diluted earnings (loss) per common share	72,963,834	71,450,951	72,829,050	56,403,545

Earnings (loss) per common share - basic	$0.02	$–	$0.06	$(0.05)
Earnings (loss) per common share - diluted	$0.02	$–	$0.06	$(0.05)

Stock options for 450,000 shares of common stock for the nine months ended September 30, 2021 were not considered in computing diluted earnings per common share for because they were anti-dilutive due to the net loss. There were no unvested restricted stock awards outstanding during the three months ended September 30, 2021.

NOTE (4) – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios as of the dates indicated and the corresponding amounts of unrealized gains and losses which were recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2022:
Federal agency mortgage-backed securities	$90,333	$7	$(11,749)	$78,591
Federal agency collateralized mortgage obligations (“CMO”)	26,435	4	(1,587)	24,852
Federal agency debt	56,641	38	(4,475)	52,204
Municipal bonds	4,874	–	(747)	4,127
U.S. Treasuries	165,735	–	(5,550)	160,185
SBA pools	14,540	13	(1,767)	12,786
Total available-for-sale securities	$358,558	$62	$(25,875)	$332,745
December 31, 2021:
Federal agency mortgage-backed securities	$70,078	$196	$(244)	$70,030
Federal agency CMOs	9,391	11	(115)	9,287
Federal agency debt	38,152	106	(270)	37,988
Municipal bonds	4,898	40	(23)	4,915
U.S. Treasuries	18,169	–	(218)	17,951
SBA pools	16,241	122	(138)	16,225
Total available-for-sale securities	$156,929	$475	$(1,008)	$156,396

As of September 30, 2022, investment securities with a market value of $70.0 million were pledged as collateral for securities sold under agreements to repurchase and included $34.2 million of U.S. Government Agency securities, $29.4 million of mortgage-backed securities, $5.6 million of SBA pool securities and $829 thousand of federal agency CMO. As of December 31, 2021, investment securities with a market value of $53.2 million were pledged as collateral for securities sold under agreements to repurchase and included $25.9 million of federal agency mortgage-backed securities, $13.3 million of federal agency debt, $9.8 million of SBA pool securities, and $4.2 million of federal agency CMO. (See Note 7 – Borrowings). There were no securities pledged to secure public deposits at September 30, 2022 or December 31, 2021.

At September 30, 2022, and December 31, 2021, there were no holdings of securities by any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The amortized cost and estimated fair value of all investment securities available-for-sale at September 30, 2022, by contractual maturities are shown below.  Contractual maturities may differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Due in one year or less	$1,000	$–	$–	$1,000
Due after one year through five years	221,154	6	(9,476)	211,684
Due after five years through ten years	64,541	44	(5,934)	58,651
Due after ten years (1)	71,863	12	(10,465)	61,410
	$358,558	$62	$(25,875)	$332,745

(1)	Mortgage-backed securities, collateralized mortgage obligations and SBA pools do not have a single stated maturity date and therefore have been included in the “Due after ten years” category.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
September 30, 2022:
Federal agency mortgage-backed securities	$63,620	$(9,388)	$14,666	$(2,361)	$78,286	$(11,749)
Federal agency CMOs	20,313	(855)	3,709	(732)	24,022	(1,587)
Federal agency debt	37,646	(3,496)	8,916	(979)	46,562	(4,475)
Municipal bonds	3,193	(581)	934	(166)	4,127	(747)
U. S. Treasuries	143,707	(3,893)	16,478	(1,657)	160,185	(5,550)
SBA pools	3,889	(393)	6,846	(1,374)	10,735	(1,767)
Total unrealized loss position investment securities	$272,368	$(18,606)	$51,549	$(7,269)	$323,917	$(25,875)

December 31, 2021:
Federal agency mortgage-backed securities	$65,456	$(498)	$–	$–	$65,456	$(498)
Federal agency debt	25,413	(269)	–	–	25,413	(269)
Municipal bonds	2,349	(23)	–	–	2,349	(23)
U. S. Treasuries	17,950	(218)	–	–	17,950	(218)
Total unrealized loss position investment securities	$111,168	$(1,008)	$–	$–	$111,168	$(1,008)

  NOTE (5) – Loans Receivable Held for Investment

Loans receivable held for investment were as follows as of the dates indicated:

	September 30, 2022	December 31, 2021
	(In thousands)
Real estate:
Single family	$30,781	$45,372
Multi-family	459,234	393,704
Commercial real estate	91,576	93,193
Church	16,683	22,503
Construction	57,845	32,072
Commercial – other	66,516	46,539
SBA loans (1)	3,654	18,837
Consumer	9	–
Gross loans receivable before deferred loan costs and premiums	726,298	652,220
Unamortized net deferred loan costs and premiums	1,564	1,526
Gross loans receivable	727,862	653,746
Credit and interest marks on purchased loans, net	(1,194)	(1,842)
Allowance for loan losses	(3,983)	(3,391)
Loans receivable, net	$722,685	$648,513

(1)	Including Paycheck Protection Program (PPP) loans.

As of September 30, 2022 and December 31, 2021, the commercial loan category above included $2.9 million and $18.0 million, respectively, of loans issued under the SBA’s Paycheck Protection Program (PPP). PPP loans have terms of two to five years and earn interest at 1%. PPP loans are fully guaranteed by the SBA and have virtually no risk of loss. The Bank expects the vast majority of the PPP loans to be fully forgiven by the SBA.

As part of the CFBanc Merger, the Company acquired loans for which there was, at acquisition, evidence of credit deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. Prior to the CFBanc Merger, there were no such acquired loans. The carrying amount of those loans as of September 30, 2022, and December 31, 2021, was as follows:

	September 30, 2022	December 31, 2021
	(In thousands)
Real estate:
Single family	$67	$558
Commercial real estate	–	221
Commercial – other	26	104
	$93	$883

On the acquisition date, the amount by which the undiscounted expected cash flows of the PCI loans exceeded the estimated fair value of the loan is the accretable yield. The accretable yield is measured at each financial reporting date and represents the difference between the remaining undiscounted cash flows and the current carrying value of the PCI loan. At September 30, 2022, and December 31, 2021, none of the Company’s PCI loans were classified as nonaccrual.

The following table summarizes the accretable yield on the PCI loans for the three and nine months ended September 30, 2022 and September 30, 2021:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	(In thousands)

Balance at the beginning of the period	$160	$883
Deduction due to payoffs	(71)	(810)
Accretion	(4)	(20)
Balance at the end of the period	$93	$93

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	(In thousands)

Balance at the beginning of the period	$327	$–
Additions	–	346
Accretion	19	38
Balance at the end of the period	$308	$308

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	For the Three Months Ended September 30, 2022
	Real Estate
	Single Family	Multi- Family	Commercial Real Estate	Church	Construction	Commercial - Other	Consumer	Total
Beginning balance	$120	$2,278	$153	$48	$221	$138	$4	$2,962
Provision for (recapture of) loan losses	(8)	641	142	6	187	53	–	1,021
Recoveries	–	–	–	–	–	–	–	–
Loans charged off	–	–	–	–	–	–	–	–
Ending balance	$112	$2,919	$295	$54	$408	$191	$4	$3,983

	For the Three Months Ended September 30, 2021
	Real Estate
	Single Family	Multi- Family	Commercial Real Estate	Church	Construction	Commercial - Other	Consumer	Total
Beginning balance	$170	$2,606	$227	$208	$81	$4	$–	$3,296
Provision for (recapture of) loan losses	(10)	325	32	(18)	35	–	1	365
Recoveries	–	–	–	–	–	–	–	–
Loans charged off	–	–	–	–	–	–	–	–
Ending balance	$160	$2,931	$259	$190	$116	$4	$1	$3,661

	For the Nine Months Ended September 30, 2022
	Real Estate
	Single Family	Multi- Family	Commercial Real Estate	Church	Construction	Commercial - Other	Consumer	Total
Beginning balance	$145	$2,657	$236	$103	$212	$23	$15	$3,391
Provision for (recapture of) loan losses	(33)	262	59	(49)	196	168	(11)	592
Recoveries	–	–	–	–	–	–	–	–
Loans charged off	–	–	–	–	–	–	–	–
Ending balance	$112	$2,919	$295	$54	$408	$191	$4	$3,983

	For the Nine Months Ended September 30, 2021
	Real Estate
	Single Family	Multi- Family	Commercial Real Estate	Church	Construction	Commercial - Other	Consumer	Total
Beginning balance	$296	$2,433	$222	$237	$22	$4	$1	$3,215
Provision for (recapture of) loan losses	(136)	498	37	(47)	94	–	–	446
Recoveries	–	–	–	–	–	–	–	–
Loans charged off	–	–	–	–	–	–	–	–
Ending balance	$160	$2,931	$259	$190	$116	$4	$1	$3,661

The following tables present the balance in the allowance for loan losses and the recorded investment (unpaid contractual principal balance less charge-offs, less interest applied to principal, plus unamortized deferred costs and premiums) by loan type and based on impairment method as of the dates indicated:

	September 30, 2022
	Real Estate
	Single Family	Multi- Family	Commercial Real Estate	Church	Construction	Commercial - Other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3	$–	$–	$4	$–	$–	$–	$7
Collectively evaluated for impairment	109	2,919	295	50	408	191	4	3,976
Total ending allowance balance	$112	$2,919	$295	$54	$408	$191	$4	$3,983
Loans:
Loans individually evaluated for impairment	$58	$268	$–	$2,135	$–	$–	$–	$2,461
Loans collectively evaluated for impairment	21,607	422,731	40,946	7,030	53,813	30,447	9	576,583
Subtotal	21,665	422,999	40,946	9,165	53,813	30,447	9	579,044
Loans acquired in the Merger	9,116	37,799	50,630	7,518	4,032	39,723	–	148,818
Total ending loans balance	$30,781	$460,798	$91,576	$16,683	$57,845	$70,170	$9	$727,862

	December 31, 2021
	Real Estate
	Single Family	Multi- Family	Commercial Real Estate	Church	Construction	Commercial - Other	SBA	Total

Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3	$–	$–	$4	$–	$–	$–	$7
Collectively evaluated for impairment	142	2,657	236	99	212	23	15	3,384
Total ending allowance balance	$145	$2,657	$236	$103	$212	$23	$15	$3,391
Loans:
Loans individually evaluated for impairment	$65	$282	$–	$1,954	$–	$–	$–	$2,301
Loans collectively evaluated for impairment	32,599	353,179	25,507	9,058	24,225	3,124	–	447,692
Subtotal	32,664	353,461	25,507	11,012	24,225	3,124	–	449,993
Loans acquired in the Merger	12,708	41,769	67,686	11,491	7,847	43,415	18,837	203,753
Total ending loans balance	$45,372	$395,230	$93,193	$22,503	$32,072	$46,539	$18,837	$653,746

The following table presents information related to loans individually evaluated for impairment by loan type as of the dates indicated:

	September 30, 2022			December 31, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Multi-family	$267	$267	$–	$282	$282	$–
Church	2,049	2,049	–	1,854	1,854	–
With an allowance recorded:
Single family	58	58	3	65	65	3
Church	87	87	4	100	100	4
Total	$2,461	$2,461	$7	$2,301	$2,301	$7

The recorded investment in loans excludes accrued interest receivable due to immateriality.  For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

The following tables present the monthly average of loans individually evaluated for impairment by loan type and the related interest income for the periods indicated:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$60	$1	$65	$4
Multi-family	268	5	288	5
Church	2,172	25	3,614	64
Commercial - other	–	–	–	–
Total	$2,500	$31	$3,967	$73

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$63	$3	$318	$14
Multi-family	274	14	292	15
Church	2,197	76	3,710	190
Commercial - other	–	–	18	1
Total	$2,534	$93	$4,338	$220

Cash-basis interest income recognized represents cash received for interest payments on accruing impaired loans and interest recoveries on non-accrual loans that were paid off.  Interest payments collected on non-accrual loans are characterized as payments of principal rather than payments of the outstanding accrued interest on the loans until the remaining principal on the non-accrual loans is considered to be fully collectible or paid off.  When a loan is returned to accrual status, the interest payments that were previously applied to principal are deferred and amortized over the remaining life of the loan.  Foregone interest income that would have been recognized had loans performed in accordance with their original terms amounted to $17 thousand and $19 thousand for the three months ended September 30, 2022 and 2021, respectively, and $51 thousand and $38 thousand for the nine months ended September 30, 2022 and 2021, respectively, and were not included in the consolidated results of operations.

The following tables present the aging of the recorded investment in past due loans by loan type as of the dates indicated:

	September 30, 2022
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single family	$–	$–	$–	$–	$30,781	$30,781
Multi-family	4,316	5,864	–	10,180	450,618	460,798
Commercial real estate	–	–	–	–	91,576	91,576
Church	–	–	–	–	16,683	16,683
Construction	–	–	–	–	57,845	57,845
Commercial - other	41	12	–	53	66,463	66,516
SBA loans	–	–	–	–	3,654	3,654
Consumer	–	–	–	–	9	9
Total	$4,357	$5,876	$–	$10,233	$717,629	$727,862

	December 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single family	$–	$–	$–	$–	$45,372	$45,372
Multi-family	–	–	–	–	395,230	395,230
Commercial real estate	–	–	2,423	2,423	90,770	93,193
Church	–	–	–	–	22,503	22,503
Construction	–	–	–	–	32,072	32,072
Commercial - other	–	–	–	–	46,539	46,539
Consumer	–	–	–	–	18,837	18,837
Total	$–	$–	$2,423	$2,423	$651,323	$653,746

The following table presents the recorded investment in non-accrual loans by loan type as of the dates indicated:

	September 30, 2022	December 31, 2021
	(In thousands)
Loans receivable held for investment:
Church	$608	$684
Total non-accrual loans	$608	$684

There were no loans 90 days or more delinquent that were accruing interest as of September 30, 2022 or December 31, 2021. None of the church non-accrual loans were delinquent, but none qualified for accrual status as of the dates indicated.

Troubled Debt Restructurings (TDRs)

At September 30, 2022, loans classified as TDRs totaled $2.0 million, of which $155 thousand were included in non-accrual loans and $1.9 million were on accrual status.  At December 31, 2021, loans classified as TDRs totaled $1.8 million, of which $188 thousand were included in non-accrual loans and $1.6 million were on accrual status.  The Company has allocated $7 thousand of specific reserves for accruing TDRs as of September 30, 2022 and December 31, 2021, respectively.  TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period of time and for which the Bank anticipates full repayment of both principal and interest.  TDRs that are on non-accrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments, as modified.  A well-documented credit analysis that supports a return to accrual status based on the borrower’s financial condition and prospects for repayment under the revised terms is also required.  As of September 30, 2022 and December 31, 2021, the Company had no commitment to lend additional amounts to customers with outstanding loans that are classified as TDRs. No loans were modified during the nine months ended September 30, 2022 and 2021.

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

	September 30, 2022
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Single family	$30,422	$359	$–	$–	$–	$–	$30,781
Multi-family	448,183	1,735	7,162	3,718	–	–	460,798
Commercial real estate	90,142	–	–	1,434	–	–	91,576
Church	14,934	–	–	1,749	–	–	16,683
Construction	23,504	34,341	–	–	–	–	57,845
Commercial - others	61,426	5,090	–	–	–	–	66,516
SBA	3,022	632	–	–	–	–	3,654
Consumer	9	–	–	–	–	–	9
Total	$671,642	$42,157	$7,162	$6,901	$–	$–	$727,862

	December 31, 2021
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Single family	$42,454	$1,343	$271	$1,304	$–	$–	$45,372
Multi-family	378,141	7,987	575	8,527	–	–	395,230
Commercial real estate	69,257	7,034	9,847	7,055	–	–	93,193
Church	20,021	–	–	2,482	–	–	22,503
Construction	10,522	21,550	–	–	–	–	32,072
Commercial - other	33,988	12,551	–	–	–	–	46,539
SBA	18,665	–	172	–	–	–	18,837
Total	$573,048	$50,465	$10,865	$19,368	$–	$–	$653,746

NOTE (6) – Goodwill and Intangible Assets

In connection with the CFBanc Merger (see Note 2 – Business Combination), the Company recognized goodwill of $26.0 million and a core deposit intangible of $3.3 million. An assessment of goodwill impairment was performed as of June 30, 2022, in which no impairment was determined. The following table presents the changes in the carrying amounts of goodwill for the three- and nine-month period ended September 30, 2022:

	Goodwill	Core Deposit Intangible
	(In thousands)
Balance at the beginning of the period	$25,996	$2,936
Additions	–	–
Change in deferred tax estimate	(138)	–
Amortization	–	(326)
Balance at the end of the period	$25,858	$2,610

The carrying amount of the core deposit intangible consisted of the following at September 30, 2022 (in thousands):

Core deposit intangible acquired	$3,329
Less: accumulated amortization	(719)
$2,610

The following table outlines the estimated amortization expense for the core deposit intangible during the next five fiscal years (in thousands):

2022	$110
2023	390
2024	336
2025	315
2026	304
Thereafter	1,155
$2,610

NOTE (7) – Borrowings

The Bank enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Bank may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Bank to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Banks’s consolidated statements of financial condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. These agreements mature on a daily basis. As of September 30, 2022 securities sold under agreements to repurchase totaled $65.4 million at an average rate of 0.24%. The market value of pledged totaled $70.0 million as of September 30, 2022, and included $34.2 million of U.S. Government Agency securities, $29.4 million of mortgage-backed securities, $5.6 million of SBA pool securities and $829 thousand of federal agency CMO. As of December 31, 2021, securities sold under agreements to repurchase totaled $52.0 million at an average rate of 0.10%. The market value of securities pledged totaled $53.2 million as of December 31, 2021, and included $13.3 million of U.S. Government Agency securities and $39.9 million of mortgage-backed securities.

At September 30, 2022 and December 31, 2021, the Bank had outstanding advances from the FHLB totaling $32.9 million and $86.0 million, respectively. The weighted interest rate was 1.34% and 1.85% as of September 30, 2022 and December 31, 2021, respectively. The weighted average contractual maturity was 29 months and 22 months as of September 30, 2022 and December 31, 2021, respectively. The advances were collateralized by loans with a market value of $146.6 million at September 30, 2022 and $165.0 million at December 31, 2021.  The Bank is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. Based on collateral pledged and FHLB stock as of September 30, 2022, the Company was eligible to borrow an additional $101.7 million as of September 30, 2022.

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
At September 30, 2022:
Securities available-for-sale:
Federal agency mortgage-backed	$–	$78,591	$–	$78,591
Federal agency CMO	–	24,852	–	24,852
Federal agency debt	–	52,204	–	52,204
Municipal bonds	–	4,127	–	4,127
U.S. Treasuries	–	160,185	–	160,185
SBA pools	–	12,786	–	12,786

At December 31, 2021:
Securities available-for-sale:
Federal agency mortgage-backed	$–	$70,030	$–	$70,030
Federal agency CMO	–	9,287	–	9,287
Federal agency debt	–	37,988	–	37,988
Municipal bonds	–	4,915	–	4,915
U.S. Treasuries	–	17,951	–	17,951
SBA pools	–	16,225	–	16,225

There were no transfers between Level 1, Level 2, or Level 3 during the nine months ended September 30, 2022 and 2021.

As of September 30, 2022 and December 31, 2021, the Bank did not have any assets carried at fair value on a nonrecurring basis.

Fair Values of Financial Instruments

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of September 30, 2022 and December 31, 2021. For short-term financial assets such as cash and due from banks, interest-bearing deposits in other banks, and accrued interest receivable/payable, the carrying amount is a reasonable estimate of fair value due to the relatively short time between the origination of the instrument and its expected realization. For non-marketable equity securities such as Federal Home Loan Bank stock, the carrying amount is a reasonable estimate of fair value as these securities can only be redeemed or sold at their par value and only to the respective issuing government supported institution or to another member institution. For financial liabilities such as noninterest-bearing demand, interest-bearing demand, and savings deposits, the carrying amount is a reasonable estimate of fair value due to these products having no stated maturity.

		Fair Value Measurements at September 30, 2022
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$52,217	$52,217	$–	$–	$52,217
Securities available-for-sale	332,745	–	332,745	–	332,745
Loans receivable held for investment	722,685	–	–	603,731	603,731
Accrued interest receivables	3,467	266	849	2,352	3,467
Bank owned life insurance	3,222	3,222	–	–	3,222

Financial Liabilities:
Deposits	$768,511	$–	$682,420	$–	$682,420
Federal Home Loan Bank advances	32,888	–	31,581	–	31,581
Securities sold under agreements to repurchase	65,407	–	62,716	–	62,716
Note payable	14,000	–	–	14,000	14,000
Accrued interest payable	186	–	186	–	186

		Fair Value Measurements at December 31, 2021
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$231,520	$231,520	$–	$–	$231,520
Securities available-for-sale	156,396	–	156,396	–	156,396
Loans receivable held for investment	648,513	–	–	623,778	623,778
Accrued interest receivables	3,372	19	1,089	2,264	3,372
Bank owned life insurance	3,190	3,190	–	–	3,190

Financial Liabilities:
Deposits	$788,052	$–	$754,181	$–	$754,181
Federal Home Loan Bank advances	85,952	–	87,082	–	87,082
Securities sold under agreements to repurchase	51,960	–	51,960	–	51,960
Note payable	14,000	–	–	14,000	14,000
Accrued interest payable	119	–	119	–	119

In accordance with ASU No. 2016-01, the fair value of financial assets and liabilities was measured using an exit price notion.  Although the exit price notion represents the value that would be received to sell an asset or paid to transfer a liability, the actual price received for a sale of assets or paid to transfer liabilities could be different from exit price disclosed.

NOTE (9) – Stock-based Compensation

The Long-Term Incentive Plan, which was adopted by the Company and approved by the stockholders in 2018 (the “LTIP”), permits the grant of non-qualified and incentive stock options, stock appreciation rights, full value awards and cash incentive awards. The plan is in effect for ten years.  The maximum number of shares that can be awarded under the plan is 1,293,109 shares of common stock as of December 31, 2018. As of September 30, 2022, 901,781 shares had been awarded and 391,328 shares are available under the LTIP.

During February of 2022 and 2021, the Company issued 47,187 and 20,736 shares of stock, respectively, to its directors under the 2018 LTIP, which were fully vested. The Company recorded $0 and $84 thousand of compensation expense during the three and nine months ended September 30, 2022, respectively, based on the fair value of the stock, which was determined using the fair value of the stock on the date of the award. During the three and nine months ended September 30, 2021, the Company recorded $0 and $46 thousand of stock compensation expense.

During March of 2022, the Company issued 495,262 shares to its officers and employees under the 2018 LTIP. Each restricted stock award is valued based on the fair value of the stock on the date of the award. These awarded shares of restricted stock fully vest over periods ranging from 36 months to 60 months from their respective dates of grant. Stock based compensation is recognized on a straight-line basis over the vesting period. There were no shares issued to officers and employees during 2021. During the three- and nine-month periods ending September 30, 2022, the company recorded $35 thousand and $93 thousand of stock-based compensation expense, respectively. During the three- and nine-month periods ending September 30, 2021, the company recorded $200 thousand and $361 thousand of stock-based compensation expense, respectively, related to awards granted prior to 2021.

No stock options were granted during the nine months ended September 30, 2022 and 2021.

The following table summarizes stock option activity during the nine months ended September 30, 2022 and 2021:

	September 30, 2022		September 30, 2021
	Number Outstanding	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
Outstanding at beginning of period	450,000	$1.62	450,000	$1.62
Granted during period	–	–	–	–
Exercised during period	–	–	–	–
Forfeited or expired during period	(200,000)	–	–	–
Outstanding at end of period	250,000	$1.62	450,000	$1.62
Exercisable at end of period	250,000	$1.62	450,000	$1.62

The Company did not record any stock-based compensation expense related to stock options during the three and nine months ended September 30, 2022 since these stock options became fully vested and all compensation expense was recognized in February 2021. For the three and nine months ended September 30, 2021, the Company recorded $0 and $7 thousand expense related to stock options, respectively.

Options outstanding and exercisable at September 30, 2022 were as follows:

Outstanding				Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
250,000		$1.62		250,000	$1.62
250,000	3.38 years	$1.62	$–	250,000	$1.62	$–

NOTE (10) – ESOP Plan

Employees participate in an Employee Stock Option Plan (“ESOP”) after attaining certain age and service requirements.  In December 2016, the ESOP purchased 1,493,679 shares of the Company’s common stock at $1.59 per share, for a total cost of $2.4 million, of which $1.2 million was funded with a loan from the Company.  The loan will be repaid from the Bank’s annual discretionary contributions to the ESOP, net of dividends paid, over a period of 20 years.  Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants.  When loan payments are made, shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants.  As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital.  Any dividends on allocated shares increase participant accounts.  Any dividends on unallocated shares will be used to repay the loan.  Participants will receive shares for their vested balance at the end of their employment.  Compensation expense related to the ESOP was $11 thousand and $34 thousand for the three months ended September 30, 2022 and 2021, respectively, and $56 thousand and $81 thousand for the nine months ended September 30, 2022 and 2021, respectively.

Shares held by the ESOP were as follows:

	September 30, 2022	December 31, 2021
	(Dollars in thousands)

Allocated to participants	1,102,583	1,065,275
Committed to be released	–	10,236
Suspense shares	491,425	562,391
Total ESOP shares	1,594,008	1,637,902
Fair value of unearned shares	$555	$1,040

Unearned shares, which are reported as Unearned ESOP shares in the equity section of the consolidated statements of financial condition, were $781 thousand and $829 thousand at September 30, 2022 and December 31, 2021, respectively.

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

Actual and required capital amounts and ratios as of the dates indicated are presented below.

	Actual		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2022:
Community Bank Leverage Ratio	$169,909	14.70%	$103,995	9.00%
December 31, 2021:
Community Bank Leverage Ratio	$98,590	9.32%	$89,871	8.50%

At September 30, 2022, the Company and the Bank met all the capital adequacy requirements to which they were subject. In addition, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since September 30, 2022 that would materially adversely change the Bank’s capital classifications. From time to time, the Bank may need to raise additional capital to support its further growth and to maintain its “well capitalized” status.

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

At September 30, 2022, the Company maintained a $370 thousand valuation allowance on its deferred tax assets because the number of shares sold in the private placements completed on April 6, 2021 triggered limitations on the use of certain tax attributes under the Section 382 of the federal tax code. The ability to use net operating losses (“NOLs”) to offset future taxable income will be restricted and these NOLs could expire or otherwise be unavailable. In general, under Section 382 of the Code and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period.

NOTE (13) – Concentration of Credit Risk

The Bank has a significant concentration of deposits with one customer that accounted for approximately 17% of its deposits as of September 30, 2022. The Bank also has a significant concentration of short-term borrowings from one customer that accounted for 79% of the outstanding balance of securities sold under agreements to repurchase as of September 30, 2022. The Bank expects to maintain the relationships with these customers for the foreseeable future.

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

Allowance for Loan Losses

The determination of the allowance for loan losses (“ALLL”) is considered critical due to the high degree of judgment involved, the subjectivity of the underlying assumptions used, and the potential for changes in the economic environment that could result in material changes in the amount of the ALLL considered necessary.  The ALLL is evaluated on a regular basis by management and the Board of Directors and is based on a periodic review of the collectability of the loans in light of historical experience, the nature and size of the loan portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral, prevailing economic conditions, and feedback from regulatory examinations.

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

Overview

Broadway Financial Corporation (the “Company”) merged with CFBanc Corporation (“CFBanc”) on April 1, 2022, with Broadway Financial Corporation continuing as the surviving entity (the “CFBanc Merger”).  Immediately following the CFBanc Merger, Broadway Federal Bank, f.s.b. merged with and into City First Bank of D.C, National Association with City First Bank of D.C., National Association continuing as the surviving entity (which concurrently changed its name to City First Bank, National Association).  The results for the three months ended September 30, 2022 reflect the contribution of the consolidated operations of CFBanc Corporation.  Accordingly, results for the three- and nine-month periods ending September 30, 2022 and for the six months ended September 30,, 2021, include the operations of Broadway Financial Corporation and its subsidiary, City First Bank, National Association (the “Bank”), whereas results for the three months ending March 31, 2021 include the results of Broadway Financial Corporation and its former subsidiary, Broadway Federal Bank, f.s.b., which was merged into City First Bank of D.C., National Association on April 1, 2022.

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

Total assets increased by $76.1 million during the first nine months of 2022 to $1.2 billion at September 30, 2022, primarily due to growth in investment securities available-for-sale of $176.3 million and growth in net loans of $74.2 million, partially offset by a decrease of $179.3 million in cash and cash equivalents.  The increase in total assets was largely the result of the proceeds received from the sale of the Series C Preferred Stock, offset by paydowns of borrowings of $39.6 million, deposit outflows of $19.6 million, and the fair value adjustments on the investment securities portfolio of $17.9 million, net of taxes.

Total liabilities decreased by $60.4 million to $892.1 million at September 30, 2022 from $952.4 million at December 31, 2021.  The decrease in total liabilities primarily consisted of decreases of $53.1 in FHLB advances, $19.5 million in deposits and $1.2 million in other liabilities, which were partially offset by net increases in securities sold under agreements to repurchase of $13.4 million.

During the third quarter of 2022, we recorded an increase in net interest income of $2.6 million or 43.7% compared to the third quarter of 2021.  This increase resulted from an increase in the average balance of interest-earning assets, primarily from the investment of funds from the Bank’s general liquidity.  Interest income was also positively impacted by an increase in the average rates earned on interest-earning assets.  The Company contributed $75 million of the proceeds from the sale of the Series C Preferred Stock to Bank which reduced the Bank’s multi-family and commercial real estate loan concentration levels.

Partially offsetting these improvements were an increase in loan loss provision of $656 thousand, a decrease in non-interest income of $244 million and an increase in non-interest expenses of $94 thousand during the three months ended September 30, 2022, compared to the same period in 2021.  Non-interest income for the third quarter of 2021 included a non-recurring benefit of $217 thousand from a grant from the United States Department of the Treasury’s Community Development Financial Institution (“CDFI”) Fund.  Non-interest expenses increased during the third quarter of 2022 compared to the third quarter of 2021 primarily due to higher compensation and benefits costs and professional services costs.

For the nine months ended September 30, 2022, the Company reported net income of $4.1 million compared to a net loss of $2.6 million for the nine months ended September 30, 2021.  Merger-related costs of $5.6 million were recorded during the nine months ended September 30, 2021, which significantly impacted the results.  The Company’s results for the first three and nine months of 2022 reflect the consolidated operations of CFB after the Merger on April 1, 2021.

Results of Operations

Net Interest Income

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Net interest income before loan loss provision for the third quarter of 2022 totaled $8.6 million, representing an increase of $2.6 million, or 43.7%, over net interest income before loan loss provision of $6.0 million for the third quarter of 2021.  The increase resulted from additional interest income, primarily generated from growth of $152.9 million in average interest-earning assets during the third quarter of 2022, compared to the third quarter of 2021.  Net interest income in the third quarter of 2021 also benefited from a reduction of 16 basis points in the overall rate paid on average interest-bearing liabilities.

Interest income and fees on loans receivable increased by $224 thousand, or 3.6%, to $6.5 million for the third quarter of 2022, from $6.3 million for the third quarter of 2021 due to an increase of $70.3 million in the average balance of loans receivable, which increased interest income by $691 thousand, which was offset by a decrease of 29 basis points in the average yield on loans, which decreased interest income by $467 thousand.  During the third quarter interest income and fees on loans, and therefore average yield, were impacted by adjustments to the amortization of the purchase accounting adjustments on loans acquired in the Merger.  Also, during the third quarter of 2022 there were fewer prepayments of loans and fewer outstanding Paycheck Protection Program loans, which lowered fee income from loans.

Interest income on securities increased by $1.6 million, or 352.7%, for the third quarter of 2022, compared to the third quarter of 2021.  The increase in interest income on securities primarily resulted from an increase of 147 basis points in the average interest rate earned on securities, which increased interest income by $901 thousand, and an increase of $156.8 million in the average balance of securities, which increased interest income by $711 thousand.  The increase in securities resulted from the investment of funds received from the sale of the Series C Preferred Stock pursuant to the ECIP award.  We also made a concerted effort to deploy assets from Fed Funds to higher yielding investment securities.

Other interest income increased by $483 thousand, or 309.6%, during the third quarter of 2022 compared to the third quarter of 2021.  Interest income on interest-earning cash in other banks increased by $493 thousand primarily due to an increase of 149 basis points in the average interest rate earned on cash deposits, which increased interest income by $539 thousand, and was partially offset by a decrease of $73.1 million in average cash deposits, which decreased interest income by $46 thousand.  This net increase was partially offset by a decrease of $10 thousand in dividend income on Federal Home Loan Bank (“FHLB”) and Federal Reserve Board (“FRB”) stock between the two periods.

Interest expense on deposits increased by $28 thousand, or 6.3%, for the third quarter of 2022, compared to the third quarter of 2021.  The increase was attributable to an increase of $96.0 million in the average deposits which increased interest income by $60 thousand.  This increase was partially offset by a decrease of 2 basis points paid on deposits, which caused interest expense on deposits to decrease by $32 thousand.

Interest expense on borrowings decreased by $326 thousand, or 69.1%, for the third quarter of 2022, compared to the third quarter of 2021.  Interest expense on FHLB advances decreased by $329 thousand between the two periods due to a decrease of $58.1 million in the average balance of FHLB advances, which decreased interest expense by $223 thousand, and a decrease of 59 basis points in the average rate paid, which decreased interest expense by $106 thousand.  Interest expense on the Company’s junior subordinated debentures decreased by $17 thousand between the two periods because the Company paid off its junior subordinated debentures in the third quarter of 2021.  The debentures averaged $2.9 million during the third quarter of 2022 at an average rate of 2.33%.  Interest expense on other borrowings increased by $20 thousand between the two periods.  The average rate on other borrowings increased by 9 basis points, which increased interest expense by $16 thousand and the average balance increased by $13.4 million, which increased interest expense by $3 thousand.

The net interest margin increased to 3.02% for the third quarter of 2022 from 2.43% for the third quarter of 2021 primarily due to an increase in the volume of interest-earning loans and investments and a decrease in the average rate paid on interest-bearing liabilities of 16 basis points.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Net interest income before loan loss provision for the nine months ended September 30, 2022, totaled $23.8 million, representing an increase of $9.2 million, or 62.5%, over net interest income before loan loss provision of $14.7 million for the nine months ended September 30, 2021.  Results for the nine month of 2022 reflect the consolidated operations of CFB after the Merger on April 1, 2021.  The increase resulted from additional interest income, primarily generated from growth of $218.7 million in average interest-earning assets for the year-to-date period ending September 30, 2022, compared to the period ending September 30, 2021, due to the addition of loans, securities, and cash equivalents in the Merger, and organic growth subsequent to the Merger.  Net interest income in the first nine months of 2022 also benefited from a reduction of 25 basis points in the overall rates paid on interest-bearing liabilities.

Interest income and fees on loans receivable increased by $4.4 million, or 26.9%, to $20.6 million for the first nine months of 2022, from $16.2 million for the first nine months of 2021 due to an increase of $126.7 million in the average balance of loans receivable, which increased interest income by $3.9 million, and an increase of 11 basis points in the average yield on loans, which increased interest income by $458 thousand.  The increase in the average balance of loans receivable was primarily the result of the addition of loans in the Merger as well as organic loan growth.  In addition, the increase in the average yield on loans receivable for the first nine months of 2022 was primarily the result of higher yields earned on the commercial loan portfolio and, to a lesser extent, higher yields on multi-family loans.

Interest income on securities increased by $2.5 million, or 258.4%, for the first nine months of 2022 to $3.4 million, compared to $953 thousand in the first nine months of 2021.  There was an increase of $108.7 million in the average balance of securities which increased interest income by $1.3 million, and an increase in the average interest rate earned on securities of 93 basis points, which increased interest income by $1.2 million.  The increase in securities resulted from the investment of funds received from the sale of the Series C Preferred Stock pursuant to the ECIP award.  We also made a concerted effort to deploy assets from Fed Funds to higher yielding investment securities.

Other interest income increased by $1.2 million, or 321.5%, during the first nine months of 2022, compared to the first nine months of 2021, primarily due to an increase in the average rate earned on short term investments of 93 basis points, which increased interest income by $1.3 million, and an decrease of $15.5 million in the average balance of interest-earning deposits and other short-term investments, which increased interest income by $17 thousand.  Also, dividend income on FHLB and FRB stock decreased by $47 thousand between the two periods due to a decrease in the average balance of FHLB stock.

Total interest expense for the first nine months of 2022 decreased by $1.1 million, or 38.6%, to $1.8 million, compared to $2.9 million during the first nine months of 2021, due to a decrease of 25 basis points in the Company’s cost of interest-bearing liabilities.  The lower rates paid offset the impact of an increase of $129.9 million in average interest-bearing liabilities, due to an increase of $162.4 million of interest-bearing deposits, primarily due to the Merger, and an increase of $23.9 million in short term borrowings, partially offset by a decrease of $53.3 million of FHLB advances.

Interest expense on deposits decreased by $133 thousand, or 10.2%, for the nine months ended September 30, 2022, compared to the same period in 2021.  The decrease was primarily attributable to a decrease of 9 basis points in the average rate paid on deposits due to increases in non-interest bearing and lower rate deposits, which caused interest expense on deposits to decrease by $445 thousand.  This decrease was partially offset by the effects of an increase of $162.4 million in the average balance of deposits, primarily because of the Merger, which increased interest expense by $312 thousand.

Interest expense on borrowings decreased by $990 thousand, or 61.6%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.  The decrease was attributable to a decrease of 71 basis points in the average borrowing rate, which decreased interest expense by $704 thousand, and a decrease in average borrowings of $32.5 million during the period, which decreased interest expense by $286 thousand.  The decrease in the average balance of borrowings was due to a decrease of $53.3 million in average borrowings from the FHLB and a decrease of $3.1 million in the average balance of the Company’s junior subordinated debentures, which were paid off in the third quarter of 2021, partially offset by an increase of $23.9 million in the average balance of short-term borrowings (primarily securities sold under agreements to repurchase assumed in the Merger).

The net interest margin increased to 2.93% for the nine-month period ended September 30, 2022 from 2.26% for the nine-month period ended September 30, 2021, primarily due to an increase in the volume of higher yielding loan and investments and a decrease in the average rate paid on interest-bearing liabilities of 25 basis points.

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

	For the Three Months Ended
	September 30, 2022			September 30, 2021
(Dollars in Thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Interest-earning deposits	$141,281	$594	1.68%	$214,366	$101	0.19%
Securities	313,983	2,069	2.64%	157,142	457	1.16%
Loans receivable (1)	683,085	6,520	3.82%	612,755	6,296	4.11%
FRB and FHLB stock	2,166	45	8.31%	3,401	55	6.47%
Total interest-earning assets	1,140,515	$9,228	3.24%	987,664	$6,909	2.80%
Non-interest-earning assets	51,845			61,615
Total assets	$1,192,360			$1,049,279

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$180,865	$271	0.60%	$199,577	$159	0.32%
Savings deposits	70,909	23	0.13%	74,223	61	0.33%
Interest checking and other demand deposits	349,343	66	0.08%	210,014	37	0.07%
Certificate accounts	176,433	114	0.26%	197,746	189	0.38%
Total deposits	777,550	474	0.24%	681,560	446	0.26%
FHLB advances	32,913	111	1.35%	91,000	440	1.93%
Junior subordinated debentures	–	–	–%	2,923	17	2.33%
Other borrowings	79,025	35	0.18%	65,657	15	0.09%
Total borrowings	111,938	146	0.52%	159,580	472	1.18%
Total interest-bearing liabilities	889,488	$620	0.28%	841,140	$918	0.44%
Non-interest-bearing liabilities	21,852			64,271
Stockholders’ Equity	281,020			143,868
Total liabilities and stockholders’ equity	$1,192,360			$1,049,279

Net interest rate spread (2)		$8,608	2.96%		$5,991	2.36%
Net interest rate margin (3)			3.02%			2.43%
Ratio of interest-earning assets to interest-bearing liabilities			128.22%			117.42%

(1)	Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs and loan premiums.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

	For the Nine Months Ended
	September 30, 2022			September 30, 2021
(Dollars in Thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Interest-earning deposits	$183,463	$1,466	1.07%	$198,922	$207	0.14%
Securities	229,630	3,416	1.98%	120,952	953	1.05%
Loans receivable (1)	666,493	20,603	4.12%	539,811	16,240	4.01%
FRB and FHLB stock	2,522	123	6.50%	3,718	170	6.10%
Total interest-earning assets	1,082,108	$25,608	3.16%	863,403	$17,570	2.71%
Non-interest-earning assets	49,624			34,696
Total assets	$1,131,732			$898,099

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$195,292	$654	0.45%	$162,230	$463	0.38%
Savings deposits	67,125	44	0.09%	69,728	175	0.33%
Interest checking and other demand deposits	289,494	147	0.07%	165,646	84	0.07%
Certificate accounts	191,684	328	0.23%	183,569	584	0.42%
Total deposits	743,595	1,173	0.21%	581,173	1,306	0.30%
FHLB advances	51,063	538	1.40%	104,366	1,516	1.94%
Junior subordinated debentures	–	–	–%	3,113	60	2.57%
Other borrowings	71,751	79	0.15%	47,863	31	0.09%
Total borrowings	122,814	617	0.67%	155,342	1,607	1.38%
Total interest-bearing liabilities	866,409	$1,790	0.28%	736,515	$2,913	0.53%
Non-interest-bearing liabilities	55,510			49,695
Stockholders’ Equity	209,813			111,889
Total liabilities and stockholders’ equity	$1,131,732			$898,099

Net interest rate spread (2)		$23,818	2.88%		$14,657	2.19%
Net interest rate margin (3)			2.93%			2.26%
Ratio of interest-earning assets to interest-bearing liabilities			124.90%			117.23%

(1)	Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs and loan premiums.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

Loan loss provision

The Company's bank subsidiary, City First Bank, National Association (the "Bank") recorded a loan loss provision of $1.0 million for the three months ended September 30, 2022, as compared to a loan loss provision of $365 thousand for the three-month period ended September 30, 2021 due to growth in the loan portfolio and increases of $7.2 million in special mention and $4.0 million in substandard loans.  For the nine months ended September 30, 2022 and 2021, the Company recorded a loan loss provision of $592 thousand and $446 thousand, respectively.  No loan charge-offs were recorded during the three- and nine-month periods ended September 30, 2022 and 2021.  The ALLL increased to $4.0 million as of September 30, 2022, compared to $3.4 million as of December 31, 2021.

Non-interest Income

Non-interest income for the three months ended September 30, 2022 totaled $365 thousand compared to $609 thousand for the three months ended September 30, 2021.  The decrease of $244 thousand during the three months ending September 30, 2022 was mainly the result of lower grant income recorded from the U.S.Treasury’s Community Development Financial Institutions (“CDFI”) Fund as compared to the three months ended September 30, 2021.

For the nine months ended September 30, 2022, non-interest income totaled $907 thousand compared to $2.9 million for the same period in the prior year.  The decrease of $2.0 million was primarily the result of a non-recurring benefit of $2.0 million from a special grant from the U.S. Treasury's CDFI during the nine months ended September 30, 2021.

Non-interest Expense

Total non-interest expense was $6.1 million for the third quarter of 2022, compared to $6.0 million for the third quarter of 2021.  The increase in non-interest expenses was mainly due to increases of $106 thousand in compensation and benefits expenses and $245 thousand in professional services expenses.  These increases were partially offset by decreases in supervisory/regulatory costs of $135 thousand and information services expenses of $55 thousand, and various other costs.

For the first nine months ended of 2021, non-interest expense totaled $18.3 million, compared to $20.0 million for the same period in the prior year.  The decrease of $1.7 million between the periods primarily resulted from decreases in compensation and benefits expenses of $1.2 million and professional services expenses of $885 thousand due to the Merger-related costs included in 2021 results, and to a lesser extent, decreases in corporate insurance and supervisory/regulatory costs.  These decreases were partially offset by increases in information services expenses of $770 thousand and higher amortization of the core deposit intangible, which was included in the Company's results for the entire nine-month period during 2022, but only for six months of the nine-month period in 2021.  The Company’s results for the first nine months of 2021 reflect the consolidated operations of CFB since the Merger on April 1, 2021.

Income Taxes

Income tax expense or benefit is computed by applying the statutory federal income tax rate of 21%.  State taxes are recorded at the State of California tax rate and apportioned based on an allocation schedule to reflect that a portion of the Company’s operations are conducted in the Washington, D.C. area.  The Company recorded income tax expense of $534 thousand for the third quarter of 2022 and $51 thousand for the third quarter of 2021. The effective tax rate for the three-month periods ended September 30, 2022 and 2021, was 28.40% and 19.84%, respectively.  The high effective income tax for the third quarter of 2022 reflects changes in the assumptions used to estimate the Company’s annual income tax expense.  Income tax expense for the three months ended September 30, 2021 also included an increase of $370 thousand in the valuation allowance on the Company’s deferred tax assets to record an allowance against net operating loss carryforwards for the State of California, net of federal tax benefit.  This change in the valuation allowance was required because shares of common stock that the Company issued in private placements in the second quarter of 2021 triggered a limitation on the use of the Company’s net operating loss carryforwards.

For the nine months ended September 30, 2022, income tax expense was $1.7 million, compared to an income tax benefit of $297 thousand for the nine months ended September 30, 2021.  The increase in tax expense reflected an increase of $8.7 million in pre-tax income over that period, consisting of $5.8 million in pre-tax income for the nine months ended September 30, 2022, and a pre-tax loss of $2.8 million for the nine months ended September 30, 2021, which reflected Merger-related costs.  The effective tax rate was 28.3% during the 2022 period.

Financial Condition

Total Assets

Total assets increased by $76.1 million to $1.2 billion at September 30, 2022 from $1.1 billion at December 31, 2021.  The increase in total assets was primarily due to growth in $176.3 million in investment securities available-for-sale and growth in net loans of $74.2 million, partially offset by a decrease of $179.3 million in cash and cash equivalents.

Securities Available-For-Sale

Securities available-for-sale totaled $332.7 million at September 30, 2022, compared with $156.4 million at December 31, 2021.  The $176.3 million of increase in securities available-for-sale during the three and nine months ended September 30, 2022 was primarily due to the deployment of $15.0 million of the $150.0 million ECIP funds into securities in June.  The remainder of the increase was due to investing liquidity dollars into higher-yielding short-term securities. This increase was partially offset by an increase in accumulated other comprehensive loss of $9.4 million since the end of 2021 due to a decline in the fair value of investment securities available-for-sale, net of taxes. These decreases in the fair values of available-for-sale investment securities during 2022 were the result of increases in market interest rates, which caused the fair value of the Company’s fixed rate investments to decrease.  The declines in fair value were not the result of a change in the creditworthiness of any of the issuers of those securities.

Loans Receivable

Loans receivable increased by $74.2 million during first nine months of 2022 primarily due to loan originations of $141.1 million multi-family loans and $62.3 million of commercial real estate loans and commercial loans.  Loan payoffs and repayments totaled $132.4 million during the first nine months of 2022.

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

The ALLL was $4.0 million or 0.55% of gross loans held for investment at September 30, 2022, compared to $3.4 million, or 0.52% of gross loans held for investment, at December 31, 2021.

In connection with our review of the adequacy of our ALLL, we track the amount and percentage of our NPLs that are paying currently, but nonetheless must be classified as NPL for reasons unrelated to payments, such as lack of current financial information and an insufficient period of satisfactory performance.  As of September 30, 2022 and December 31, 2021, all our non-performing loans were current in their payments.  Also, in determining the ALLL, we considered the ratio of the ALLL to NPLs, which was 655.1% at September 30, 2022 compared to 495.8% at December 31, 2021.

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

There were no recoveries or charge-offs recorded during either the three- or nine-month periods ending September 30, 2022 or 2021.

Impaired loans at September 30, 2022 were $2.4 million, compared to $2.3 million at December 31, 2021.  The increase of $160 thousand in impaired loans was primarily due to paydowns.  Specific reserves for impaired loans were $7 thousand, or 0.28% of the aggregate impaired loan amount at September 30, 2022, compared to $7 thousand, or 0.30% of the aggregate impaired loan amount at December 31, 2021.

Delinquent loans greater than 30 days as of September 30, 2022, were $10.2 million as compared to $2.4 million at December 31, 2021.   The $4.4 million of loans delinquent 30-59 days as of September 30, 2022 consisted primarily of multi-family loans.  The $5.9 thousand of loans delinquent 60-89 days September 30, 2022 consisted primarily of multi-family loans.

Non-performing loans (“NPLs”) consist of delinquent loans that are 90 days or more past due and other loans, including troubled debt restructurings that do not qualify for accrual status.  At September 30, 2022, NPLs totaled $608 thousand, compared to $684 thousand at December 31, 2021.  The decrease of $76 thousand in NPLs was due to repayments.

We believe that the ALLL is adequate to cover probable incurred losses in the loan portfolio as of September 30, 2022, but there can be no assurance that actual losses will not exceed the estimated amounts.  The OCC and the Federal Deposit Insurance Corporation (“FDIC”) periodically review the ALLL as an integral part of their examination process.  These agencies may require an increase in the ALLL based on their judgments of the information available to them at the time of their examinations.

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

The core deposit intangible asset is amortized on an accelerated basis reflecting the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up.  The estimated life of the core deposit intangible is approximately 10 years.  During the three and three and nine months ended September 30, 2022, the Company recorded $109 thousand and $326 thousand, respectively, of amortization expense related to the core deposit intangible.  During the three- and nine-month periods ending September 30, 2021, the Company recorded $131 thousand and $262 thousand, respectively, of amortization expense related to the core deposit intangible.

As the Company’s stock was recently trading at a discount to tangible book value, an assessment of goodwill impairment was performed as of June 30, 2022, in which no impairment was determined.  No impairment charges were recorded during 2022 or 2021 for goodwill or the core deposit intangible.

Total Liabilities

Total liabilities decreased by $60.4 million to $892.1 million at September 30, 2022 from $952.4 million at December 31, 2021, largely due to a decrease in FHLB borrowings and deposits, partially offset by an increase in securities sold under agreements to repurchase.

Deposits

Deposits decreased to $768.5 million at September 30, 2022 from $788.1 million at December 31, 2021, which consisted of decreases of $29.3 million in CDARS deposits (CDARS deposits are similar to ICS deposits, but involve certificates of deposit instead of money market accounts), decreases of $69.1 million in liquid deposits (NOW, demand, money market, and passbook accounts) and decreases of $9.8 million in other certificates of deposit accounts, partially offset by an increase of $88.6 million in ICS deposits (ICS deposits are the Bank’s own money market accounts in excess of FDIC insured limits whereby the Bank makes reciprocal arrangements for insurance with other banks).  One customer relationship accounted for approximately 17% of our deposits at September 30, 2022.  We expect to maintain this relationship for the foreseeable future.

Borrowings

Total borrowings at September 30, 2022 consisted of advances to the Bank from the FHLB of $32.9 million, repurchase agreements of $65.4 million, and borrowings associated with our Qualified Active Low-Income Business lending activities of $14.0 million compared to advances to the Bank from the FHLB of $86.0 million, repurchase agreements of $52.0 million, and borrowings associated with our Qualified Active Low-Income Business lending activities of $14.0 million as of December 31, 2021.

Balances of outstanding FHLB advances decreased to $32.9 million at September 30, 2022, compared to $86.0 million at December 31, 2021, due to the early payoff of $40.0 million in higher rate advances during the year.  The weighted average rate on FHLB advances decreased to 1.34% at September 30, 2022, compared to 1.85% at December 31, 2021 due to the payoff of higher rate advances.

The Bank enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities.  Under these arrangements, the Bank may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Bank to repurchase the assets.  As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities.  The obligation to repurchase the securities is reflected as a liability in the Banks’s consolidated balance sheets, while the securities underlying the repurchase agreements remain in the respective investment securities available-for-sale accounts.  In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities.  The outstanding balance of these borrowings totaled $65.4 million and $52.0 million as of September 30, 2022 and December 31, 2021, respectively, and the interest rate was 0.24% and 0.10%, respectively.  These agreements mature on a daily basis. As of September 30, 2022, securities with a market value of $70.0 million were pledged as collateral for securities sold under agreements to repurchase and included $34.1 million of U.S. Government Agency securities, $29.4 million of mortgage-backed securities, $829 thousand of federal agency CMO and $5.6 million of SBA Pool securities.  The market value of securities pledged totaled $53.2 million as of December 31, 2021 and included $13.3 million of U.S. Government Agency securities and $39.9 million of mortgage-backed securities.

One relationship accounted for 79% of our balance of securities sold under agreements to repurchase as of September 30, 2022.  We expect to maintain this relationship for the foreseeable future.

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

Stockholders’ Equity

Stockholders’ equity was $277.4 million, or 23.7%, of the Company’s total assets, at September 30, 2022, compared to $141.0 million, or 12.9% of the Company’s total assets at December 31, 2021.  The increase in total stockholders’ equity is primarily due to the closing of the private placement of the Series C Preferred Stock, which increased stockholders’ equity by $150.0 million during the second quarter of 2022.  This increase was partially offset by a decrease in accumulated other comprehensive income of $17.9 million since the end of 2021 due to a decline in the fair value of investment securities available-for-sale, net of taxes.  These decreases in the fair values of available-for-sale investment securities during 2022 were the result of increases in market interest rates, which caused the fair value of the Company’s fixed rate investments to decrease; the declines in fair value were not the result of a change in the creditworthiness of any of the issuers of those securities.

Subsequent to the closing of the private placement of the Series C Preferred Stock, the Company contributed $75.0 million of the proceeds to the Bank.  As a result, the Bank’s Community Bank Leverage Ratio (“CBLR”) was 14.70% at September 30, 2022, compared to 15.87% at June 30, 2022, 9.45% at March 31, 2022, and 9.32% at December 31, 2021.  The decrease in the CBLR during the quarter was due to growth in average assets which resulted from loan originations and investment purchases.

During the first quarter of 2022, the Company completed the exchange of all the Series A Fixed Rate Cumulative Redeemable Preferred Stock, with an aggregate liquidation value of $3 million, plus accrued dividends, for 1,193,317 shares of Class A Common Stock at an exchange price of $2.51 per share of Class A Common Stock.  In addition, during the first quarter, the Company issued 542,449 shares of Class A Common Stock to directors, executive officers, and certain employees, including 495,262 shares of restricted stock to executive officers and certain employees, which vest over periods ranging from 36 months to 60 months, and 47,187 shares of unrestricted stock to directors which vested immediately.

The Company’s book value per share was $1.74 per share as of September 30, 2022 compared to $1.92 per share as of December 31, 2021.  The decrease in book value per share during the third quarter of 2022 was due to the decrease in equity related to the $18.3 million unrealized losses in the investment portfolio.

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

	Common Equity Capital	Shares Outstanding	Per Share Amount
	(Dollars in thousands)
September 30, 2022:
Common book value	$127,431	73,436,501	$1.74
Less:
Goodwill	25,858
Net unamortized core deposit intangible	2,610
Tangible book value	$98,963	73,436,501	$1.35

December 31, 2021:
Common book value	$138,000	71,768,419	$1.92
Less:
Goodwill	25,996
Net unamortized core deposit intangible	2,936
Tangible book value	$109,068	$71,768,419	$1.52

The decrease in tangible book value per share during the third quarter of 2022 was also due to the decrease in equity related to the $18.3 million of unrealized losses in the investment portfolio.

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet our obligations on a timely and cost-effective basis.  The Bank’s sources of funds include deposits, advances from the FHLB, other borrowings, proceeds from the sale of loans and investment securities, and payments of principal and interest on loans and investment securities.  The Bank is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets, or $292.4 million, to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock.  Based on FHLB stock held and collateral pledged as of September 30, 2022, the Bank had the ability to borrow and additional $101.7 million from the FHLB of Atlanta.  In addition, the Bank had additional lines of credit of $11.0 million with other financial institutions as of September 30, 2022.

The Bank’s primary uses of funds include withdrawals of and interest payments on deposits, originations of loans, purchases of investment securities, and the payment of operating expenses.  Also, when the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank invests in federal funds with the Federal Reserve Bank or in money market accounts with other financial institutions.  The Bank’s liquid assets at September 30, 2022 consisted of $52.2 million in cash and cash equivalents and $153.6 million in securities available-for-sale that were not pledged, compared to $231.5 million in cash and cash equivalents and $52.4 million in securities available-for-sale that were not pledged at December 31, 2021.  Currently, we believe that the Bank has sufficient liquidity to support growth over the next twelve months. The increase in liquid assets during the third quarter of 2022 primarily resulted from the proceeds from the preferred stock issued during June of 2022.

The Bank has a significant concentration of deposits with one customer that accounted for approximately 17% of its deposits as of September 30, 2022.  The Bank also has a significant concentration of short-term borrowings from one customer that accounted for 79% of the outstanding balance of securities sold under agreements to repurchase as of September 30, 2022.  The Bank expects to maintain the relationships with these customers for the foreseeable future.  As mentioned above, the Bank has borrowing capacity of from FHLB of Atlanta which amounts to 25% of total assets.

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

On a consolidated basis, the Company recorded net cash inflows from operating activities of $5.3 million the nine months ended September 30, 2022, compared to consolidated net cash inflows from operating activities of $4.0 million during the nine months ended September 30, 2021.  Net cash inflows from operating activities during the nine months ended September 30, 2022 were primarily attributable to net income of $4.2 million offset by a decrease in other liabilities.  Net cash inflows from operating activities during the nine months ended September 30, 2021 were primarily attributable to an increase in other liabilities.

The Company recorded consolidated net cash outflows from investing activities of $275.4 million during the nine months ended September 30, 2022, compared to consolidated net cash inflows from investing activities of $31.1 million during the nine months ended September 30, 2021.  Net cash outflows from investing activities for the nine months ended September 30, 2022 were primarily due to the purchase of $215.5 million of available-for-sale securities and a net increase in loans of $17.1 million.  Net cash inflows from investing activities during the nine months ended September 30, 2021, were primarily due to net cash acquired in the merger with City First Bank N.A. of $84.7 million, net payments on securities of $12.7 million,  and redemptions of FHLB stock of $1.2 million, offset by cash used to fund new loans receivable held for investment of $57.1 million.

The Company recorded consolidated net cash inflows from financing activities of $90.9 million during the nine months ended September 30, 2022, compared to consolidated net cash inflows of $77.5 million during the nine months ended September 30, 2021.  Net cash inflows from investing activities during the nine months ended September 30, 2022 were primarily due to cash received from the closing of the $150 million private placement of Series C Preferred Stock along with increases in cash provided by increased other borrowings of $13.4 million offset by cash used to repay FHLB advances of $53.0 million and decreased deposits of $19.5 million.  Net cash inflows from investing activities during the nine months ended September 30, 2021 were primarily attributable to a net increase in deposits of $80.3 million and proceeds from the sale of stock of $30.8 million, offset by repayments of FHLB advances of $27.6 million.

Capital Resources and Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of September 30, 2022 and December 31, 2021, the Bank exceeded all capital adequacy requirements to which it is subject and meets the qualifications to be considered “well capitalized.” (See Note 11 – Regulatory Matters.)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.  An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of September 30, 2022.  Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None

Item 1A.	RISK FACTORS

Not Applicable

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibit Number*
3.1	Amended and Restated Certificate of Incorporation of Broadway Financial Corporation effective as of April 1, 2022 (Exhibit 3.1 to Form 8-K filed by Registrant on April 5, 2021)
3.2	Bylaws of Registrant (Exhibit 3.2 to Form 8-K filed by Registrant on August 24, 2020)
3.3	Certificate of Designations of Senior Non-Cumulative Perpetual Preferred Stock, Series C (Exhibit 3.1 to Form 8-K filed by Registrant on June 8, 2022)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: November 14, 2022	By:	/s/ Brian Argrett
Brian Argrett
Chief Executive Officer

Date: November 14, 2022	By:	/s/ Brenda J. Battey
Brenda J. Battey
Chief Financial Officer