Form 10-K
period 2022-12-31
BROADWAY FINANCIAL CORP \DE\
filed 2023-04-11
CIK 1001171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

State the aggregate market value of the voting and non‑voting common equity held by non‑affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $68.2 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of March 27, 2023, 48,721,223 shares of the Registrant’s Class A voting common stock, 11,404,618 shares of the Registrant’s Class B non-voting common stock and 13,380,516  shares of the Registrant’s Class C non‑voting common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2023 annual meeting of stockholders, which will be filed no later than May 1, 2023, are incorporated by reference in Part III, Items 10 through 14 of this report.

Forward‑Looking Statements

Certain statements herein, including without limitation, certain matters discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Form 10‑K, are forward‑looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, that reflect our current views with respect to future events and financial performance. Forward‑looking statements typically include the words “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue,” “poised,” “optimistic,” “prospects,” “ability,” “looking,” “forward,” “invest,” “grow,” “improve,” “deliver” and similar expressions, but the absence of such words or expressions does not mean a statement is not forward-looking. These forward‑looking statements are subject to risks and uncertainties, including those identified below, which could cause actual future results to differ materially from historical results or from those anticipated or implied by such statements. Readers should not place undue reliance on these forward‑looking statements, which speak only as of their dates or, if no date is provided, then as of the date of this Form 10‑K. We undertake no obligation to update or revise any forward‑looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

The following factors, among others, could cause future results to differ materially from historical results or from those indicated by forward‑looking statements included in this Form 10‑K: (1) the level of demand for mortgage and commercial loans, which is affected by such external factors as general economic conditions, market interest rate levels, tax laws and the demographics of our lending markets; (2) the direction and magnitude of changes in interest rates and the relationship between market interest rates and the yield on our interest‑earning assets and the cost of our interest‑bearing liabilities; (3) the rate and amount of loan losses incurred and projected to be incurred by us, increases in the amounts of our nonperforming assets, the level of our loss reserves and management’s judgments regarding the collectability of loans; (4) changes in the regulation of lending and deposit operations or other regulatory actions, whether industry-wide or focused on our operations, including increases in capital requirements or directives to increase loan loss allowances or make other changes in our business operations; (5) legislative or regulatory changes, including those that may be implemented by the current Administration in Washington, D.C. and the Federal Reserve Board; (6) possible adverse rulings, judgments, settlements and other outcomes of litigation; (7) problems that may arise in integrating the businesses of our pre-merger companies, which may result in the combined company not operating as effectively and efficiently as expected, or that we may not be able to successfully integrate the businesses of our pre-merger companies; (8) actions undertaken by both current and potential new competitors; (9) the possibility of adverse trends in property values or economic trends in the residential and commercial real estate markets in which we compete; (10) the effect of changes in economic conditions; (11) the effect of geopolitical uncertainties; (12) an inability to obtain and retain sufficient operating cash at our holding company; (13) the discontinuation of LIBOR as an interest rate benchmark; (14) the impact of COVID-19 or other health crises on our future financial condition and operations; (15) the impact of recent volatility in the banking sector due to the failure of certain banks due to high levels of exposure to liquidity risk, interest rate risk, uninsured deposits and cryptocurrency risk; (16) other risks and uncertainties detailed in this Form 10‑K, including those described in part I. Item 1A. “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1.	BUSINESS

General

Broadway Financial Corporation (the “Company”) was incorporated under Delaware law in 1995 for the purpose of acquiring and holding all of the outstanding capital stock of Broadway Federal Savings and Loan Association as part of the bank’s conversion from a federally chartered mutual savings association to a federally chartered stock savings bank. In connection with the conversion, the bank’s name was changed to Broadway Federal Bank, f.s.b. (“Broadway Federal”). The conversion was completed, and the Broadway Federal became a wholly‑owned subsidiary of the Company, in January 1996.

On April 1, 2021, the Company completed its merger (the “Merger”) with CFBanc Corporation (“CFBanc”), with the Company continuing as the surviving entity. Immediately following the Merger, Broadway Federal merged with and into City First Bank of D.C, National Association with City First Bank of D.C., National Association continuing as the surviving entity (combined with Broadway Federal, “City First” or the “Bank”). Concurrently with the Merger, the Bank changed its name to City First Bank, National Association.

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

On June 7, 2022, the Company closed a private placement (the “Private Placement”) of shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series C, par value $0.01 (the “Series C Preferred Stock”), pursuant to a Letter Agreement (collectively with the annexes, exhibits and schedules thereto, including the Securities Purchase Agreement - Standard Terms, the “Purchase Agreement”), dated as of June 7, 2022, with the United States Department of the Treasury (the “Purchaser”). The Purchase Agreement was entered into pursuant to the Purchaser’s Emergency Capital Investment Program.

Pursuant to the Purchase Agreement, the Purchaser acquired an aggregate of 150,000 shares of Series C Preferred Stock, for an aggregate purchase price equal to $150.0 million in cash. The liquidation value of the Series C Preferred Stock is $1,000 per share.

In June 2022, the Company down streamed $75.0 million of the proceeds from the Private Placement to the Bank to enhance capital of the Company. As a result of the downstream, the Bank’s tier 1 leverage ratio increased to 15.75% as of December 31, 2022 from 9.32% as of December 31, 2021.

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

Available Information

Our internet website address is www.cityfirstbank.com. Our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and all amendments to those reports are available on our website as soon as reasonably practicable after we file such material with, or furnish such material to, the Securities and Exchange Commission (the “SEC”) and can be obtained free of charge by sending a written request to Broadway Financial Corporation, 4601 Wilshire Boulevard, Suite 150, Los Angeles, California 90010 Attention: Audrey Phillips.

Business Overview

The Company is headquartered in Los Angeles, California and our principal business is the operation of our wholly‑owned subsidiary, City First, which has three offices: two in California (in Los Angeles and the nearby city of Inglewood) and one in Washington, D.C. City First’s principal business consists of attracting deposits from the general public in the areas surrounding our branch offices, loan customers, large non-profit entities, local municipalities, and depositors who believe in the Bank’s mission-driven focus. These deposits, together with funds generated from operations and borrowings, primarily in mortgage loans secured by residential properties with five or more units (“multi‑family”) and commercial real estate. Our assets also include mortgage loans secured by residential properties with one‑to‑four units (“single family”) as well as loans secured by commercial business assets. In addition, we invest in securities issued by federal government agencies, residential mortgage‑backed securities and other investments.

Our revenue is derived primarily from interest income on loans and investments. Our principal costs are interest expenses that we incur on deposits and borrowings, together with general and administrative expenses. Our earnings are significantly affected by general economic and competitive conditions, particularly monetary trends, and conditions, including changes in market interest rates and the differences in market interest rates for the interest-bearing deposits and borrowings that are our principal funding sources and the interest yielding assets in which we invest, as well as government policies and actions of regulatory authorities.

Current Operating Environment

The Federal Reserve increased short-term interest rates seven times during 2022 by 4.25% to curb inflation. The Bank’s loan portfolio remained flat during the first half of the year but increased by 18.7% during the second half of the year as borrowers adjusted to higher interest rates.

Early in 2022, the Bank’s management invested excess cash into short-term U.S. Treasury and agency securities and mortgage-backed securities to earn higher yields. In addition, the $150.0 million in Emergency Capital Investment Program (“ECIP”) proceeds received upon the sale of preferred stock to the U.S. Treasury were primarily invested in two-to three-year U.S. Treasuries during June and July. These activities led to a decrease in the duration of the securities portfolio to 3.2 years as of December 31, 2022 from 4.4 years as of December 31, 2021 and an increase in the yield on interest earning assets to 3.36% during 2022 from 2.86% in 2021. The Company’s cost of funds decreased to 0.40% during the year ended December 31, 2022, from 0.47% for the year ended December 31, 2021 primarily due to a decrease in the cost of borrowings which resulted from payoffs and maturities of higher rate advances from the Federal Home Loan Bank of San Francisco in January and February of 2022, slightly offset by higher borrowing costs at the end of the year. There is no dividend requirement on the preferred stock issued to the U.S. Treasury until June of 2024.

In November of 2022, the Bank began borrowing from the FHLB to compensate for customer withdrawals to meet their year end cash flow needs. FHLB advances increased by $95.5 million during November of 2022 at an average rate of 4.08%, and remained at the same level during December of 2022 at an average rate of 4.58%. At December 31, 2022 and as of the date of this report, the Bank had additional borrowing capacity with the FHLB and sufficient collateral to meet its liquidity needs.

Overall, the Company’s net interest margin increased to 3.05% during 2022 compared to 2.42% during 2021.

As of December 31, 2022, there were no loans greater than 30 days delinquent and only $144 thousand in non-performing loans. However, due to general concerns of a recession in the near future, the Bank continues to heavily monitor its loan portfolio for credit concerns.

As of December 31, 2022, Broadway Financial Corporation had $75 million in available capital to support the Bank and for general corporate purposes.

Industry Update

The failure of three regional banks in March of 2023 and the resultant negative outlook on the banking sector has called into question the exposure of banks to crypto risk, liquidity risk, interest rate risk, and the exposure of banks to unrecognized investment losses due to investments classified as “held to maturity” on the balance sheet. Also, analysts have been monitoring the level of uninsured deposits in banks due to the liquidity risk associate with high levels of uninsured deposits.

City First Bank has no crypto risk exposure and all of our investments are available-for-sale and marked to market on a monthly basis. As of March 23, 2023, the Bank had $150 million in borrowing capacity with the FHLB based on pledged loan collateral and $228 million in additional borrowing capacity with the Federal Reserve Bank based on unpledged securities.

The Bank’s interest rate risk has increased over the last year due to the increasing rate environment but remains moderate. Our percentage of uninsured deposits was 31% as of December 31, 2022.

Lending Activities

General

Our loan portfolio is comprised primarily of mortgage loans which are secured by multi‑family residential properties, single family residential properties and commercial real estate, including charter schools, community facilities, and churches. The remainder of the loan portfolio consists of commercial business loans, loans guaranteed by the Small Business Administration (the “SBA”) and construction-to-permanent loans. At December 31, 2022, our net loan portfolio totaled $768.0 million, or 64.9% of total assets.

We emphasize the origination of adjustable‑rate loans, most of which are hybrid loans (loans having an initial fixed rate period which are initially 5 years, followed by an adjustable rate period), for our portfolio of loans held for investment. We originate these loans in order to maintain a high percentage of loans that have provisions for periodic repricing, thereby reducing our exposure to interest rate risk. At December 31, 2022, more than 79% of our loans had adjustable rate features. However, most of our adjustable rate loans behave like fixed rate loans for periods of time because the loans may still be in their initial fixed‑rate period or may be subject to interest rate floors.

The types of loans that we originate are subject to federal laws and regulations. The interest rates that we charge on loans are affected by the demand for such loans, the supply of money available for lending purposes and the rates offered by competitors. These factors are in turn affected by, among other things, economic conditions, monetary policies of the federal government, including the FRB, and legislative tax policies. See “Regulation” for more information on the government regulations to which we are subject.

The following table details the composition of our portfolio of loans held for investment by type, dollar amount and percentage of loan portfolio at the dates indicated:

	December 31,
	2022		2021		2020		2019		2018
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Single family	$30,038	3.89%	$45,372	6.96%	$48,217	13.32%	$72,883	18.23%	$91,835	25.69%
Multi‑family	502,141	65.08%	393,704	60.36%	272,387	75.24%	287,378	71.90%	231,870	64.86%
Commercial real estate	114,574	14.85%	93,193	14.29%	24,289	6.71%	14,728	3.68%	5,802	1.62%
Church	15,780	2.04%	22,503	3.45%	16,658	4.60%	21,301	5.33%	25,934	7.25%
Construction	40,703	5.27%	32,072	4.92%	429	0.11%	3,128	0.78%	1,876	0.52%
Commercial	64,841	8.40%	46,539	7.13%	57	0.02%	262	0.07%	226	0.06%
SBA Loans	3,601	0.47%	18,837	2.89%	–	–%	–	–%	–	–%
Consumer	11	–%	–	–%	7	–%	21	0.01%	5	–%
Gross loans	771,689	100.00%	652,220	100.00%	362,044	100.00%	399,701	100.00%	357,548	100.00%
Plus:
Premiums on loans purchased	35		58		88		171		259
Deferred loan costs, net	1,723		1,471		1,218		1,211		721
Less:
Credit and interest marks on purchased loans, net	1,010		1,842		–		–		–
Unamortized discounts	3		3		6		54		43
Allowance for loan losses	4,388		3,391		3,215		3,182		2,929
Total loans held for investment	$768,046		$648,513		$360,129		$397,847		$355,556

Multi‑Family and Commercial Real Estate Lending

Our primary lending emphasis has been on the origination of loans for apartment buildings with five or more units. These multi‑family loans amounted to $502.1 million and $393.7 million at December 31, 2022 and 2021, respectively. Multi‑family loans represented 65.08% of our gross loan portfolio at December 31, 2022 compared to 60.36% of our gross loan portfolio at December 31, 2021. The vast majority of our multi‑family loans amortize over 30 years. As of December 31, 2022, our single largest multi‑family credit had an outstanding balance of $11.8 million, was current, and was collateralized by a 53-unit apartment complex in Downey, California. At December 31, 2022, the average balance of a loan in our multi‑family portfolio was $1.3 million.

Our commercial real estate loans amounted to $114.6 million and $93.2 million at December 31, 2022 and 2021, respectively. Commercial real estate loans represented 14.85% and 14.29% of our gross loan portfolios at December 31, 2022 and 2021, respectively. Most commercial real estate loans are originated with principal repayments on a 25- to 30-year amortization schedule but are due in 5 years or 10 years. As of December 31, 2022, our single largest commercial real estate credit had an outstanding principal balance of $15.7 million, was current, and was a bridge loan collateralized by a 72-unit apartment complex located in Washington, D.C. At December 31, 2022, the average balance of a loan in our commercial real estate portfolio was $1.2 million.

The interest rates on multi‑family and commercial adjustable-rate mortgage loans (“ARM Loans”) are based on a variety of indices, including the Secured Overnight Financing Rate (“SOFR”), the 1‑Year Constant Maturity Treasury Index (“1‑Yr CMT”), the 12‑Month Treasury Average Index (“12‑MTA”), the 11th District Cost of Funds Index (“COFI”), and the Wall Street Journal Prime Rate (“Prime Rate”). All loans previously indexed to LIBOR were converted to SOFR as of December 31, 2022. We currently offer adjustable rate loans with interest rates that adjust either semi‑annually or semi‑annually upon expiration of an initial three‑ or five‑year fixed rate period. Borrowers are required to make monthly payments under the terms of such loans.

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

Our church loans totaled $15.8 million and $22.5 million at December 31, 2022 and 2021, respectively, which represented 2.04% and 3.45% of our gross loan portfolio at December 31, 2022 and 2021, respectively. Broadway Federal ceased originating church loans in 2010 in Southern California, however City First originates loans to churches in the Washington, D.C. area as part of its community development mission. As of December 31, 2022, our single largest church loan had an outstanding balance of $2.3 million, was current, and was collateralized by a church building and parcel of land in Baltimore, Maryland. At December 31, 2022, the average balance of a loan in our church loan portfolio was $610 thousand.

Single Family Mortgage Lending

While we have historically been primarily a multi‑family and commercial real estate lender, we also have purchased or originated loans secured by single family residential properties, including investor‑owned properties, with maturities of up to 30 years. Single family loans totaled $30.0 million and $45.4 million at December 31, 2022 and 2021, respectively. Of the single family residential mortgage loans outstanding at December 31, 2022, more than 22% had adjustable rate features. We did not purchase any single family loans during 2022 and 2021. Of the $30.0 million of single family loans at December 31, 2022, $19.5 million are secured by investor‑owned properties.

The interest rates for our single family ARM Loans are indexed to COFI, SOFR, 12‑MTA and 1‑Yr. CMT. All loans previously indexed to LIBOR were converted to SOFR as of December 31, 2022. We currently offer loans with interest rates that adjust either semi‑annually or semi‑annually upon expiration of an initial three‑ or five‑year fixed rate period. Borrowers are required to make monthly payments under the terms of such loans. Most of our single family adjustable rate loans behave like fixed rate loans because the loans are still in their initial fixed rate period or are subject to interest rate floors.

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

Construction Lending

The Merger added a construction lending program and portfolio to our existing lending operations and platform. Construction loans totaled $40.7 million and $32.1 million at December 31, 2022 and 2021, respectively, and represented 5.27% and 4.92% of our gross loan portfolio at December 31, 2022 and 2021. We acquired $19.8 million of construction loans in the Merger. We provide loans for the construction of single family, multi‑family and commercial real estate projects and for land development. We generally make construction and land loans at variable interest rates based upon the Prime Rate, or the applicable Treasury Index plus a margin. Generally, we require a loan‑to‑value ratio not exceeding 75% and a loan‑to‑cost ratio not exceeding 85% on construction loans.

Construction loans involve risks that are different from those for completed project lending because we advance loan funds based upon the security and estimated value at completion of the project under construction. If the borrower defaults on the loan, we may have to advance additional funds to finance the project’s completion before the project can be sold. Moreover, construction projects are affected by uncertainties inherent in estimating construction costs, potential delays in construction schedules due to supply chain or other issues, market demand and the accuracy of estimates of the value of the completed project considered in the loan approval process. In addition, construction projects can be risky as they transition to completion and lease‑up. Tenants who may have been interested in leasing a unit or apartment may not be able to afford the space when the building is completed, or may fail to lease the space for other reasons such as more attractive terms offered by competing lessors, making it difficult for the building to generate enough cash flow for the owner to obtain permanent financing. We specialize in the origination of construction loans for affordable housing developments where rents are subsidized by housing authority agencies. During 2022, we originated $29.6 million of construction loans, compared to $24.9 million of construction loan originations during 2021.

Commercial Lending

Our commercial lending portfolio consists of loans and lending activities to businesses in our market area that are secured by business assets including inventory, receivables, machinery, and equipment. As of December 31, 2022 and 2021, non-real estate commercial loans totaled $64.8 million and $46.5 million, respectively. Commercial loans represented 8.40% of our loan portfolio as of December 31, 2022. For the year ended December 31, 2022, we originated $26.9 million of commercial loans. As of December 31, 2022, our single largest commercial loan had an outstanding balance of $10.0 million. At December 31, 2022, the average balance of a loan in our non-real estate commercial loan portfolio was $1.2 million.

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

SBA Guaranteed Loans

City First is an approved SBA lender. We originate loans in the Washington, D.C, Maryland, and Virginia under the SBA’s 7(a), SBA Express, International Trade and 504(a) loan programs, in conformity with SBA underwriting and documentation standards. SBA loans are similar to commercial business loans but have additional credit enhancement provided by the U.S Federal Government with guarantees between 50-85%. Certain loans classified as SBA are secured by commercial real estate property. All other SBA loans are secured by business assets. As of December 31, 2022 and 2021, SBA loans totaled $3.6 million and $18.8 million, respectively. Our December 31, 2022 SBA loans included $2.7 million of loans issued under the Paycheck Protection Program (“PPP”) loans. PPP loans have terms of two to five years and earn interest at 1%. PPP loans are fully guaranteed by the SBA and have virtually no risk of loss. The Bank expects the vast majority of the PPP loans to be fully forgiven by the SBA. SBA loans totaled 0.47% of our total loan portfolio as of December 31, 2022.

Loan Originations, Purchases and Sales

The following table summarizes loan originations, purchases, sales, and principal repayments for the periods indicated:

	2022	2021	2020
	(In thousands)
Gross loans: (1)
Beginning balance	$652,220	$362,044	$399,701
Loans acquired in the merger with CFBanc	–	225,885	–
Loans originated:
Multi‑family	141,625	167,097	120,809
Commercial real estate	75,302	43,567	11,870
PPP Loans	–	26,497	–
Construction	29,628	24,884	1,529
Commercial	26,877	4,942	66
Total loans originated	273,432	266,987	134,274
Less:
Principal repayments	153,963	202,696	67,858
Sales of loans	–	–	104,073
Ending balance	$771,689	$652,220	$362,044

(1)	Amount is before deferred origination costs, purchase premiums and discounts, and the allowance for loan losses.

Loan originations are derived from various sources including our loan personnel, local mortgage brokers, and referrals from customers. More than 90% of multi-family loan originations during 2022, 2021 and 2020 were sourced from wholesale loan brokers. All commercial real estate loans, construction loans, commercial loans and SBA loans were derived from our loan personnel. No single family or consumer loans were originated during the last three years. For all loans that we originate, upon receipt of a loan application from a prospective borrower, a credit report is ordered, and certain other information is verified by an independent credit agency. If necessary, additional financial information is requested. An appraisal of the real estate intended to secure the proposed loan is required to be performed by an independent licensed or certified appraiser designated and approved by us. The Bank’s Board of Directors (the “Board”) annually reviews our appraisal policy. Management reviews annually the qualifications and performance of independent appraisers that we use.

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

Each loan requires at least two signatures for approval. The Board has authorized loan approval limits for various management team members up to $7 million per individual, and up to $12 million for the Chief Executive. Loans in excess of $7 million require review and approval by members of the Board’s Loan Committee. In addition, it is our practice that all loans approved be reported to the Loan Committee no later than the month following their approval and be ratified by the Board.

From time to time, we purchase loans originated by other institutions based upon our investment needs and market opportunities. The determination to purchase specific loans or pools of loans is subject to our underwriting policies, which consider, among other factors, the financial condition of the borrowers, the location of the underlying collateral properties and the appraised value of the collateral properties. We did not purchase any loans during the years ended December 31, 2022, 2021 or 2020.

During 2022 and 2021, we did not originate or sell any loans that were classified as held for sale. During 2020, we originated $118.6 million of multi‑family loans for sale, sold $104.3 million of multi‑family loans and transferred $13.7 million of multi-family loans to held for investment from loans held for sale. We transferred the $13.7 million of multi-family loans to loans held for investment near the end of 2020 because there was room to do so within the regulatory loan concentration guidelines. Loans are generally sold with the servicing released.

Loan Maturity and Repricing

The following table shows the contractual maturities of loans in our portfolio of loans held for investment at December 31, 2022 and does not reflect the effect of prepayments or scheduled principal amortization (in thousands):

	Single Family	Multi‑ Family	Commercial Real Estate	Church	Construction	Commercial	SBA	Gross Loans

Amounts due:
After one year:
One year to five years	$9,107	$26,913	$57,039	$7,713	$12,966	$36,330	$3,459	$153,527
After five years	18,128	470,236	47,437	2,396	22,745	11,132	142	572,216
Total due after one year	27,235	497,149	104,476	10,109	35,711	47,462	3,601	725,743
One year or less	2,803	4,992	10,098	5,671	4,992	17,390	–	45,946
Total	$30,038	$502,141	$114,574	$15,780	$40,703	$64,852	$3,601	$771,689

Certain multi-family loans have adjustable rate features based on SOFR, but are fixed for the first five years. Our experience has shown that these loans typically pay off during the first five years and do not reach the adjustable rate phase. Multi-family loans in their initial fixed rate period totaled $446.6 million or 58% of our loan portfolio at December 31, 2022.

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

The following table shows our loan delinquencies by type and amount at the dates indicated:

	December 31, 2022				December 31, 2021				December 31, 2020
	Loans delinquent				Loans delinquent				Loans delinquent
	60-89 Days		90 days or more		60-89 Days		90 days or more		60-89 Days		90 days or more
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Commercial Real Estate	–	$–	–	$–	1	$2,423	–	$–	–	$–	–	$–
Single family	–	–	–	–	–	–	–	–	–	–	–	–
Total	–	$–	–	$–	1	$2,423	–	$–	–	$–	–	$–
% of Gross Loans		–%		–%		0.37%		–%		–%		–%

Non‑Performing Assets

Non‑performing assets (“NPAs”) include non‑accrual loans and real estate owned through foreclosure or deed in lieu of foreclosure (“REO”). NPAs at December 31, 2022 decreased to $144 thousand, or 0.01% of total assets, from $684 thousand, or 0.06% of total assets, at December 31, 2021.

Non-accrual loans consist of delinquent loans that are 90 days or more past due and other loans, including troubled debt restructurings (“TDRs”) that do not qualify for accrual status. As of December 31, 2022, all our non‑accrual loans were current in their payments, but were treated as non‑accrual primarily because of deficiencies in non‑payment matters related to the borrowers, such as lack of current financial information. The $540 thousand decrease in non‑accrual loans during the year ended December 31, 2022 was the result of the payoff of one non-accrual loan.

The following table provides information regarding our non‑performing assets at the dates indicated:

	December 31,
	2022	2021	2020	2019	2018
	(Dollars in thousands)
Non‑accrual loans:
Single family	$–	$–	$1	$18	$–
Church	144	684	786	406	911
Total non‑accrual loans	144	684	787	424	911
Loans delinquent 90 days or more and still accruing	–	–	–	–	–
Real estate owned acquired through foreclosure	–	–	–	–	833
Total non‑performing assets	$144	$684	$787	$424	$1,744
Non‑accrual loans as a percentage of gross loans, including loans receivable held for sale	0.02%	0.10%	0.22%	0.11%	0.25%
Non‑performing assets as a percentage of total assets	0.01%	0.06%	0.16%	0.10%	0.43%

There were no accrual loans that were contractually past due by 90 days or more at December 31, 2022 or 2021. We had no commitments to lend additional funds to borrowers whose loans were on non‑accrual status at December 31, 2022.

We discontinue accruing interest on loans when the loans become 90 days delinquent as to their payment due date (three missed payments). In addition, we reverse all previously accrued and uncollected interest for those loans through a charge to interest income. While loans are in non‑accrual status, interest received on such loans is credited to principal, until the loans qualify for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

We may from time to time agree to modify the contractual terms of a borrower’s loan. In cases where such modifications represent a concession to a borrower experiencing financial difficulty, the modification is considered a TDR. Non‑accrual loans modified in a TDR remain on non‑accrual status until we determine that future collection of principal and interest is reasonably assured, which requires that the borrower demonstrate performance according to the restructured terms, generally for a period of at least six months. Loans modified in a TDR that are included in non‑accrual loans totaled $144 thousand at December 31, 2022 and $684 thousand at December 31, 2021. Excluded from non‑accrual loans are restructured loans that were not delinquent at the time of modification or loans that have complied with the terms of their restructured agreement for six months or such longer period as management deems appropriate for particular loans, and therefore have been returned to accruing status. Restructured accruing loans totaled $1.6 million at December 31, 2022 and $1.6 million at December 31, 2021.

During 2022, gross interest income that would have been recorded on non‑accrual loans had they performed in accordance with their original terms, totaled $31 thousand. No income was recognized during 2022 on non-accrual loans prior to payoff. Interest income of $102 thousand was recognized upon the payoff of one non-accrual church loan during 2022.

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

As a result of the Merger, we acquired certain loans that have shown evidence of credit deterioration since origination. These loans are referred to as purchased credit impaired loans. These PCI loans are recorded at their fair value at acquisition, and are not treated as nonaccrual loans for purposes of financial reporting. At acquisition we estimate the amount and timing of expected cash flows for each PCI loan, and the expected cash flows in excess of the allocated fair value is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (non-accretable difference). Expected cash flows continue to be estimated each quarter for each PCI loan. If the present value of expected cash flows decreases from the prior estimate, a provision for loan losses is recorded and an allowance for loan losses is established. If the present value of expected cash flows increases from the prior estimate, the increase is recognized as part of future interest income. At the date of the Merger, we recorded an investment in PCI loans of $883 thousand. As of December 31, 2022, our recorded investment in PCI loans was $125 thousand. These PCI loans are not classified as NPAs as they are performing in accordance with the cash flows that were expected at the date of the Merger.

Classification of Assets

Federal regulations and our internal policies require that we utilize an asset classification system as a means of monitoring and reporting problem and potential problem assets. We have incorporated asset classifications as a part of our credit monitoring system and thus classify potential problem assets as “Watch” and “Special Mention,” and problem assets as “Substandard,” “Doubtful” or “Loss.” An asset is considered “Watch” if the loan is current but temporarily presents higher than average risk and warrants greater than routine attention and monitoring. An asset is considered “Special Mention” if the loan is current but there are some potential weaknesses that deserve management’s close attention. An asset is considered “Substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “Doubtful” have all the weaknesses inherent in those classified “Substandard” with the added characteristic that the weaknesses make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “Loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but that are considered to possess some weaknesses, are designated “Special Mention.” Our Internal Asset Review Department reviews and classifies our assets and independently reports the results of its reviews to the Internal Asset Review Committee of our Board of Directors monthly.

The following table provides information regarding our criticized loans (Watch and Special Mention) and classified assets (Substandard) at the dates indicated:

	December 31, 2022	December 31, 2021
	(Dollars in thousands)
Watch loans	$47,823	$15,950
Special mention loans	–	–
Total criticized loans	47,823	15,950
Substandard loans	1,973	4,283
Total classified assets	1,973	4,283
Total	$49,796	$20,233

Criticized assets increased to $47.8 million at December 31, 2022, from $16.0 million at December 31, 2021. City First has historically classified all newly originated construction loans as Watch until a history of loan performance can be established or until the construction project is complete, which is the main reason for the increase in total criticized loans of $31.9 million during 2022. The decrease in substandard loans of $2.3 million was due to the improvement of three church loans and one multi-family loan. The loans were current as of December 31, 2022.

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

If a loan is impaired, a portion of the allowance is allocated to the loan so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. TDRs are separately identified for impairment and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral less estimated selling costs. For TDRs that subsequently default, we determine the amount of any necessary additional charge‑off based on internal analyses and appraisals of the underlying collateral securing these loans. At December 31, 2022, impaired loans totaled $1.7 million and had an aggregate specific allowance allocation of $7 thousand.

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

Based on our evaluation of the housing and real estate markets and overall economy, including the unemployment rate, the levels and composition of our loan delinquencies and non‑performing loans, our loss history and the size and composition of our loan portfolio, we determined that an ALLL of $4.4 million, or 0.57% of loans held for investment, was appropriate at December 31, 2022, compared to $3.4 million, or 0.52% of loans held for investment at December 31, 2021. This increase was due to new loans originated at an average ALLL provision rate of 0.65% during 2022. The CFB loan portfolio as of the merger date was marked to market, so there is no ALLL associated with it.

A federally chartered bank’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OCC. The OCC, in conjunction with the other federal banking agencies, provides guidance for financial institutions on the responsibilities of management for the assessment and establishment of adequate valuation allowances, as well as guidance for banking agency examiners to use in determining the adequacy of valuation allowances. It is required that all institutions have effective systems and controls to identify, monitor and address asset quality problems, analyze all significant factors that affect the collectability of the portfolio in a reasonable manner and establish acceptable allowance evaluation processes that meet the objectives of the guidelines issued by federal regulatory agencies. While we believe that the ALLL has been established and maintained at adequate levels, future adjustments may be necessary if economic or other conditions differ materially from the conditions on which we based our estimates at December 31, 2022. In addition, there can be no assurance that the OCC or other regulators, as a result of reviewing our loan portfolio and/or allowance, will not require us to materially increase our ALLL, thereby affecting our financial condition and earnings.

The following table details our allocation of the ALLL to the various categories of loans held for investment and the percentage of loans in each category to total loans at the dates indicated:

	December 31,
	2022		2021		2020		2019		2018
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)
Single family	$109	3.89%	$145	6.96%	$296	13.32%	$312	18.23%	$368	25.69%
Multi‑family	3,273	65.08%	2,657	60.36%	2,433	75.24%	2,319	71.90%	1,880	64.86%
Commercial real estate	449	14.85%	236	14.29%	222	6.71%	133	3.68%	52	1.62%
Church	65	2.04%	103	3.45%	237	4.60%	362	5.33%	604	7.25%
Construction	313	5.27%	212	4.92%	22	0.11%	48	0.78%	19	0.52%
Commercial	175	8.87%	23	10.02%	4	0.02%	7	0.07%	6	0.06%
Consumer	4	–%	15	–%	1	–%	1	0.01%	–	–%
Total allowance for loan losses	$4,388	100.00%	$3,391	100.00%	$3,215	100.00%	$3,182	100.00%	$2,929	100.00%

The following table shows the activity in our ALLL related to our loans held for investment for the years indicated:

	2022	2021	2020	2019	2018
	(Dollars in thousands)
Allowance balance at beginning of year	$3,391	$3,215	$3,182	$2,929	$4,069
Charge‑offs:
Single family	–	–	–	–	–
Commercial real estate	–	–	–	–	–
Church	–	–	–	–	–
Commercial	–	–	–	–	–
Total charge‑offs	–	–	–	–	–

Recoveries:
Single family	–	–	4	–	–
Commercial real estate	–	–	–	–	–
Church	–	–	–	260	114
Commercial	–	–	–	–	–
Total recoveries	–	–	4	260	114
Loan loss provision (recapture)	997	176	29	(7)	(1,254)
Allowance balance at end of year (1)	$4,388	$3,391	$3,215	$3,182	$2,929
Net charge‑offs (recoveries) to average loans, excluding loans receivable held for sale	–%	–%	–%	(0.07%)	(0.04%)
ALLL as a percentage of gross loans, excluding loans receivable held for sale (2)	0.57%	0.52%	0.88%	0.79%	0.82%
ALLL as a percentage of total non‑accrual loans	3,047.22%	495.76%	408.51%	750.47%	321.51%
ALLL as a percentage of total non‑performing assets	3,047.22%	495.76%	408.51%	750.47%	167.94%

(1)	Including net deferred loan costs and premiums.
(2)	The ALLL as of December 31, 2022 and 2021 does not include any ALLL for the remaining balance of loans acquired in the City First Merger, which totaled $146.3 million $203.8 million, respectively.

Investment Activities

The main objectives of our investment strategy are to provide a source of liquidity for deposit outflows, repayment of our borrowings and funding loan commitments, and to generate a favorable return on investments without incurring undue interest rate or credit risk. Subject to various restrictions, our investment policy generally permits investments in money market instruments such as Federal Funds Sold, certificates of deposit of insured banks and savings institutions, direct obligations of the U.S. Treasury, securities issued by federal and other government agencies and mortgage‑backed securities, mutual funds, municipal obligations, corporate bonds, and marketable equity securities. Mortgage‑backed securities consist principally of securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association which are backed by 30‑year amortizing hybrid ARM Loans, structured with fixed interest rates for periods of three to seven years, after which time the loans convert to one‑year or six‑month adjustable rate mortgage loans. At December 31, 2022, our securities portfolio, consisting primarily of federal agency debt, mortgage‑backed securities, bonds issued by the United States Treasury and the SBA, and municipal bonds, totaled $328.7 million, or 27.76% of total assets.

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

The following table sets forth the amortized cost and fair value of available-for-sale securities by type as of the dates indicated. At December 31, 2022, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	At December 31,
	2022		2021		2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Federal agency mortgage-backed securities	$84,955	$74,169	$70,078	$70,030	$5,550	$5,807
Federal agency collateralized mortgage obligations (“CMO”)	27,776	26,100	9,391	9,287	–	–
Federal agency debt	55,687	51,425	38,152	37,988	2,682	2,827
Municipal bonds	4,866	4,197	4,898	4,915	2,000	2,019
U.S. Treasuries	165,997	160,589	18,169	17,951	–	–
SBA pools	14,048	12,269	16,241	16,225	–	–
Total	$353,329	$328,749	$156,929	$156,396	$10,232	$10,653

The table below presents the carrying amount, weighted average yields and contractual maturities of our securities as of December 31, 2022. The table reflects stated final maturities and does not reflect scheduled principal payments or expected payoffs.

	At December 31, 2022
	One year or less		More than one year to five years		More than five years to ten years		More than ten years		Total
	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield	Carrying amount	Weighted average yield
	(Dollars in thousands)
Available‑for‑sale:
Federal agency mortgage‑backed securities	$–	–%	$5,695	3.48%	$11,886	1.31%	$56,588	2.54%	$74,169	2.41%
Federal agency CMO	–	–%	373	0.65%	8,480	3.81%	17,247	3.51%	26,100	3.57%
Federal agency debt	4,890	2.62%	36,835	1.95%	9,700	2.64%	–	–%	51,425	2.14%
Municipal bonds	–	–%	1,504	1.61%	1,205	1.78%	1,488	1.81%	4,197	1.73%
U.S. Treasuries	–	–%	160,589	2.81%	–	–%	–	–%	160,589	2.81%
SBA pools	–	–%	136	4.69%	2,390	2.55%	9,743	2.51%	12,269	2.54%
Total	$4,890	2.62%	$205,132	2.66%	$33,661	2.43%	$85,066	2.72%	$328,749	2.65%

Sources of Funds

General

Deposits are our primary source of funds for supporting our lending and other investment activities and general business purposes. In addition to deposits, we obtain funds from the amortization and prepayment of loans and investment securities, sales of loans and investment securities, advances from the FHLB, and cash flows generated by operations.

Deposits

We offer a variety of deposit accounts featuring a range of interest rates and terms. Our deposits principally consist of savings accounts, checking accounts, interest checking accounts, money market accounts, and fixed‑term certificates of deposit. The maturities of term certificates generally range from one month to five years. We accept deposits from customers within our market area based primarily on posted rates, but from time to time we will negotiate the rate based on the amount of the deposit. We primarily rely on customer service and long‑standing customer relationships to attract and retain deposits. We seek to maintain and increase our retail “core” deposit relationships, consisting of savings accounts, checking accounts and money market accounts because we believe these deposit accounts tend to be a stable funding source and are available at a lower cost than term deposits. However, market interest rates, including rates offered by competing financial institutions, the availability of other investment alternatives, and general economic conditions significantly affect our ability to attract and retain deposits.

We participate in a deposit program called the Certificate of Deposit Account Registry Service (“CDARS”). CDARS is a deposit placement service that allows us to place our customers’ funds in FDIC‑insured certificates of deposit at other banks and, at the same time, receive an equal sum of funds from the customers of other banks in the CDARS Network (“CDARS Reciprocal”). These deposits totaled $74.6 million and $141.6 million at December 31, 2022 and 2021, respectively and are not considered to be brokered deposits.

We may also accept deposits from other institutions when we have no reciprocal deposit (“CDARS One‑Way Deposits”). With the CDARS One-Way Deposits program, the Bank accepts deposits from CDARS even though there is no customer account involved. These one-way deposits, which are considered to brokered deposits, totaled $0 and $223 thousand at December 31, 2022 and 2021, respectively.

At December 31, 2022 and 2021, the Bank had $4.3 million and $5.0 million in (non-CDARS) brokered deposits, respectively.

As of December 31, 2022 and 2021, approximately $212.9 million and $265.8 million of our total deposits were not insured by FDIC insurance.

The following table details the maturity periods of our certificates of deposit in amounts of $100 thousand or more at December 31, 2022.

	December 31, 2022
	Amount	Weighted average rate
	(Dollars in thousands)
Certificates maturing:
Less than three months	$22,624	1.01%
Three to six months	25,429	1.01%
Six to twelve months	55,053	1.72%
Over twelve months	13,318	0.49%
Total	$116,424	1.29%

The following table presents the distribution of our average deposits for the years indicated and the weighted average interest rates during the year for each category of deposits presented.

	For the Years Ended December 31,
	2022			2021			2020
	Average balance	Percent of total	Weighted average cost of funds	Average balance	Percent of total	Weighted average cost of funds	Average balance	Percent of total	Weighted average cost of funds
	(Dollars in thousands)
Money market deposits	$192,835	26.34%	0.67%	$159,157	24.77%	0.41%	$47,611	14.88%	0.71%
Savings deposits	66,033	9.02%	0.09%	67,660	10.53%	0.30%	55,985	17.51%	0.50%
Interest checking and other demand deposits	291,114	39.77%	0.08%	223,003	34.70%	0.05%	55,003	17.17%	0.03%
Certificates of deposit	182,050	24.87%	0.30%	192,795	30.00%	0.37%	161,409	50.44%	1.56%
Total	$732,032	100.00%	0.29%	$642,615	100.00%	0.26%	$320,008	100.00%	0.99%

Borrowings

We utilize short‑term and long‑term advances from the FHLB as an alternative to retail deposits as a funding source for asset growth. FHLB advances are generally secured by mortgage loans and mortgage‑backed securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. At December 31, 2022, we had $128.3 million in outstanding FHLB advances and had the ability to borrow up to an additional $70.6 million based on available and pledged collateral.

The following table summarizes information concerning our FHLB advances at or for the periods indicated:

	At or For the Years Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
FHLB Advances:
Average balance outstanding during the year	$61,593	$100,471	$114,020
Maximum amount outstanding at any month‑end during the year	$128,823	$113,580	$121,500
Balance outstanding at end of year	$128,344	$85,952	$110,500
Weighted average interest rate at end of year	3.74%	1.85%	1.94%
Average cost of advances during the year	1.74%	1.96%	1.91%
Weighted average maturity (in months)	13	22	27

The Bank enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Bank may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Bank to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Banks’s consolidated statements of financial condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. As of December 31, 2022, securities sold under agreements to repurchase totaled $63.5 million at an average rate of 0.38%. These agreements mature on a daily basis. The market value of securities pledged totaled $64.4 million as of December 31, 2022 and included $33.3 million of federal agency debt, $19.2 million of U.S. Treasuries and $11.9 million of federal agency mortgage-backed securities. As of December 31, 2021, securities sold under agreements to repurchase totaled $52.0 million at an average rate of 0.10%. The market value of securities pledged totaled $53.2 million as of December 31, 2021 and included $25.9 million of federal agency mortgage-backed securities, $13.3 million of federal agency debt, $9.8 million of SBA pool, and $4.2 million of federal agency CMO.

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

Market Area and Competition

The Bank is a Community Development Financial Institution (“CDFI”) and a certified B Corp, offering a variety of financial services to meet the needs of the communities it serves. Our retail banking network includes full service banking offices, automated teller machines and internet banking capabilities that are available using our website at www.ciytfirstbank.com. We have three banking offices as of December 31, 2022: two in California (in Los Angeles and in the nearby City of Inglewood) and one in Washington, D.C.

Both the Washington, D.C. and the Los Angeles metropolitan areas are highly competitive banking markets for making loans and attracting deposits. Although our offices are primarily located in low‑to‑moderate income communities that have historically been under‑served by other financial institutions, we face significant competition for deposits and loans in our immediate market areas, including direct competition from mortgage banking companies, commercial banks and savings and loan associations. Most of these financial institutions are significantly larger than we are and have greater financial resources, and many have a regional, statewide, or national presence.

Human Capital Management

Human Capital

We are a unified, commercial CDFI with a focused vision, mission, and strategy that equitably drives economic, social, and environmental justice for our clients and communities in which we work making them better places to be. We believe that employees are one of our most important resources and in order to fulfill future and sustainable growth, our key objectives include attracting, selecting, retaining, and developing top talent in the marketplace that closely align our employees’ personal values with the organization’s values. As such, our culture is defined by our Shared Values principles: “Clients and Communities First”; “We Think Big”; “We Model Excellence”; and “ONE City First.”

City First’s Shared Values principles are derived from critical beliefs and ingrained principles that guide the organization’s actions, behaviors, and culture towards our primary objectives. Our Shared Values mean that we stand for something in how we view each other, the world, and our place of service in it. With these values centered in all that we do, we work collaboratively with mission-aligned customers looking to make an impact in under-resourced communities through affordable housing, charter schools, community health centers, nonprofits, and small to medium-sized businesses. Our employees behave in a manner that is consistent with these beliefs.

While the Board of Directors oversees the strategic management of our human capital management, our internal Human Resources team drives the day-to-day management of our human capital operations and strategy.

As of December 31, 2022, we employed 83 full-time and one part-time employee. Our employees are primarily located in Los Angeles, California and Washington, D.C. in our corporate offices, branches, and operating facilities. We also employ several remote workers who are in various locations throughout the U.S.

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

Our methodology is to provide pay levels and pay opportunities that are internally fair, cost-effective, and externally competitive to market-based salaries. To determine competitive market compensation levels, we use market surveys and economic research to benchmark our positions utilizing salary and compensation data of companies with similar positions, asset size and geographical locations. We annually review our salary structures and grade ranges to keep pace with changes in the marketplace. With the support of third-party experts in this field and within the banking industry, we conduct regular job evaluations to meet changing business needs or when the scope of existing positions or organizational changes occur. Our standard pay practices are designed to ensure that we honor and adhere to pay equity analysis.

Diversity, Equity, and Inclusion

Our legacy and history matter at City First. We are proud of our expanded 75-year history with the merger with Broadway Federal. Our founders in Los Angeles and Washington, D.C. were local leaders who saw a need in the community for a bank that addressed the lack of access to capital for historically excluded and disinvested urban majority minority communities.

Our Merger formed one of the largest Black-led Minority Depository Institutions (“MDI”) in the nation in the midst of a national reawakening to the systemic racial and economic disparities persisting and growing in our society. The Merger maintains the legacy of the constituent and honors the legacy of African American-led MDI’s across the country that were founded to address the unmet financing needs of the community. Our intent, purpose, and execution are grounded in our 75-year history of deep commitment to economic justice through the targeted provision of capital for historically excluded and disinvested urban majority minority communities.

Our ownership, responsibility, and commitment to diversity, equity, and inclusion is reflected in the composition of our workforce, executive leadership team, and board of directors. As of December 31, 2022, more than 80% of the Company’s employees self-identified as minority, approximately 64% of our employees were women, and other diverse groups such as veterans and people with disabilities were also represented.

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

Regulation

General

City First and Broadway Financial Corporation are subject to comprehensive regulation and supervision by several different federal agencies. City First is regulated by the OCC as its primary federal regulator. The Bank’s deposits generally are insured up to a maximum of $250,000 per account; the Bank also is regulated by the FDIC as its deposit insurer. The Bank is a member of the Federal Reserve System and is subject to certain regulations of the FRB, including, for example, regulations concerning reserves required to be maintained against deposits and regulations governing transactions with affiliates, Broadway Financial Corporation is regulated, examined, and supervised by the FRB and the Federal Reserve Bank of Richmond (“FRBR”) and is also required to file certain reports and otherwise comply with the rules and regulations of the SEC under the federal securities laws. The Bank also is subject to consumer protection regulations promulgated by the Consumer Financial Protection Bureau (“CFPB”).

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

To implement the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have developed a “Community Bank Leverage Ratio” (“CBLR”) (the ratio of a bank’s tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies have set the Community Bank Leverage Ratio at 9%. The Coronavirus Aid Relief and Economic Security Act temporarily lowered this ratio to 8% as of September 30, 2020. The ratio then rose to 8.5% at the end of 2021 and reestablished at 9% on January 1, 2022.

City First elected to adopt the CBLR option on April 1, 2020 as reflected in its September 30, 2020 Call Report. Its CBLR as of December 31, 2022 and 2021 is shown in the table below.

	Actual		Minimum Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2022:
Community Bank Leverage Ratio	$181,304	15.75%	$103,591	9.00%
December 31, 2021:
Community Bank Leverage Ratio	$98,590	9.32%	$89,871	8.50%

At December 31, 2022, the Company and the Bank met all the capital adequacy requirements to which they were subject. In addition, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred that would materially adversely change the Bank’s capital classifications. From time to time, we may need to raise additional capital to support the Bank’s further growth and to maintain the “well capitalized” status.

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

Consistent with the requirements of the Dodd‑Frank Act, the FDIC adopted its most recent DIF restoration plan in September 2020; that plan is designed to enable the FDIC to achieve the statutorily required reserve ratio of 1.35% by September 30, 2028. The FDIC Board has set the designated reserve ratio for each of the years 2021 and 2022 at 2%. The statute provides that in setting the amount of assessments necessary to meet the designated reserve ratio requirement, the FDIC is required to offset the effect of this provision on insured depository institutions with total consolidated assets of less than $10 billion, so that more of the cost of raising the reserve ratio will be borne by institutions with more than $10 billion in assets. Accordingly, the FDIC has provided assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contribute to growth in the reserve ratio between 1.15% and 1.35%. The FDIC has applied the credits each quarter that the reserve ratio was at least 1.38% to offset the regular deposit insurance assessments of institutions with credits. The Bank did not receive any assessment credits during 2022. During 2021, the Bank received two assessment credits totaling $49 thousand.

Although it rarely does so, the FDIC has the authority to terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of a bank’s depositors.

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

In October 2009, the federal banking agencies adopted a policy statement supporting workouts of CRE loans, which is referred to as the “CRE Policy Statement.” The CRE Policy Statement provides guidance for examiners, and for financial institutions that are working with CRE borrowers who are experiencing diminished operating cash flows, depreciated collateral values, or prolonged delays in selling or renting commercial properties. The CRE Policy Statement details risk‑management practices for loan workouts that support prudent and pragmatic credit and business decision‑making within the framework of financial accuracy, transparency, and timely loss recognition. The CRE Policy Statement states that financial institutions that implement prudent loan workout arrangements after performing comprehensive reviews of the financial condition of borrowers will not be subject to criticism for engaging in these efforts, even if the restructured loans have weaknesses that result in adverse credit classifications. In addition, performing loans, including those renewed or restructured on reasonable modified terms, made to creditworthy borrowers, will not be subject to adverse classification solely because the value of the underlying collateral declined. The CRE Policy Statement reiterates existing guidance that examiners are expected to take a balanced approach in assessing an institution’s risk‑management practices for loan workout activities.

In October 2018, the OCC provided Broadway Federal with a letter of “no supervisory objection” permitting it to increase the non‑multifamily commercial real estate loan concentration limit to 100% of Tier 1 Capital plus ALLL, including a sublimit of 50% for land/construction loans, which brought the total CRE loan concentration limit to 600% of Tier 1 Capital plus ALLL.

Loans to One Borrower

The Bank is in compliance with the statutory and regulatory limits applicable to loans to any one borrower. As of December 31, 2022, the lending limit for City First is $29.0 million. At December 31, 2022, our largest loan to a single borrower was $15.7 million; that loan was performing in accordance with its terms and was otherwise in compliance with regulatory requirements.

Community Reinvestment Act and Fair Lending

The Community Reinvestment Act, as implemented by OCC regulations (“CRA”), requires each national bank to make efforts to meet the credit needs of the communities it serves, including low‑ and moderate‑income neighborhoods. The CRA requires the OCC to assess an institution’s performance in meeting the credit needs of its communities as part of its examination of the institution, and to take such assessments into consideration in reviewing applications for mergers, acquisitions, and other transactions. An unsatisfactory CRA rating may be the basis for denying an application. Community groups have successfully protested applications on CRA grounds. In connection with the assessment of a savings institution’s CRA performance, the OCC assigns ratings of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Company’s CRA performance was rated by the OCC as “outstanding” in their most recent CRA examination which was completed in 2022.

The Bank is also subject to federal fair lending laws, including the Equal Credit Opportunity Act (“ECOA”) and the Federal Housing Act (“FHA”), which prohibit discrimination in credit and residential real estate transactions on prohibited bases, including race, color, national origin, gender, and religion, among others. A lender may be liable under one or both acts in the event of overt discrimination, disparate treatment, or a disparate impact on a prohibited basis. The compliance of national banks with these acts is primarily supervised and enforced by the OCC. If the OCC determines that a lender has engaged in a pattern or practice of discrimination in violation of ECOA, the OCC refers the matter to the DOJ. Similarly, HUD is notified of violations of the FHA.

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

The Bank’s ability to pay dividends to the Company is also subject to a restriction if the Bank’s regulatory capital would be reduced below the amount required for the liquidation account established in connection with the conversion of the Bank from the mutual to the stock form of organization.

See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for a further description of dividend and other capital distribution limitations to which the Company and the Bank are subject.

Tax Matters

Federal Income Taxes

We report our income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations. See Note 16 “Income Taxes” of the Notes to Consolidated Financial Statements for a further description of tax matters applicable to our business.

California Taxes

As a bank holding company filing California franchise tax returns on a combined basis with its subsidiaries, the Company is subject to California franchise tax at the rate applicable to “financial corporations.” The applicable statutory tax rate is 10.84%.

Washington, D.C. Taxes

As a bank holding company filing Washington, D.C. franchise tax returns on a combined basis with its subsidiaries, the Company is subject to Washington, D.C. franchise tax at the rate applicable to “financial corporations.” The applicable statutory tax rate is 8.25%.

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

Risks Relating to Our Business

The macroeconomic environment could pose significant challenges for the Company and could adversely affect our financial condition and results of operations.
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

In addition, sustained inflationary pressure has led the Federal Reserve to raise interest rates several times during 2022, which increases our interest rate risk. The failure of three regional banks in March 2023 and the resultant negative outlook on the banking sector has created concern regarding the exposure of banks to interest rate risk, and the exposure of banks to unrecognized investment losses due to investments classified as “held to maturity” on the balance sheet. Also, analysts have been monitoring the level of uninsured deposits in banks due to the liquidity risk associated with high levels of uninsured deposits. To the extent such conditions exist or worsen, we could experience adverse effects on our business, financial condition, and results of operations.

Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including hostilities between Russia and Ukraine, terrorism, or other geopolitical events.

Our future success will depend on our ability to compete effectively in the highly competitive financial services industry in the greater Washington, D.C. and Los Angeles metropolitan areas.
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
Most of our loan portfolio consists of loans secured by various types of real estate located in Southern California and in Washington, D.C., and surrounding areas. If economic factors cause real estate values in the markets we serve to decline, higher vacancies to occur, or the deterioration of other factors, including, for example, as a result of the COVID-19 pandemic, then the financial condition of the Bank’s borrowers could be harmed, and the collateral for loans will provide less security. In addition, a decline in real estate values in the regions served could result in the Bank experiencing increases in loan delinquencies and defaults, which result in increases in the amounts of nonperforming assets and which would likely cause the Bank to suffer losses.

Our allowance for loan losses may not be adequate to cover actual loan losses.
The Bank seeks to limit the risk that borrowers will fail to repay loans by carefully underwriting the loans made. Losses nevertheless occur from time to time. The Bank has established allowances for estimated loan losses in its accounting records through loss provisions which are recorded as expenses that reduce income. The Bank has based decisions on the amount of these loss provisions and allowances that are prudent from time to time on estimates of the following factors, among others:

●	historical experience with its loans;

●	evaluation of current economic conditions;

●	reviews of the quality, mix and size of the overall loan portfolio;

●	reviews of loan delinquencies, including trends in such delinquencies; and

●	the quality of the collateral underlying loans, based in part on independent appraisals by third parties.

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

In addition, in June 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that will replace the current historical approach under GAAP for establishing the allowance for loan losses, which generally considers only past events and current conditions. This new standard, referred to as Current Expected Credit Loss (“CECL”), requires financial institutions to project a loan’s lifetime losses at origination, as opposed to the current framework which allows adjustments to the provision for loan and lease losses when losses are assessed as probable in an existing loan. Under ASU 2016-13, available-for-sale debt securities are evaluated for impairment if fair value is less than amortized cost, with any estimated credit losses recorded through a credit loss expense and an allowance, rather than a write-down of the investment. Changes in fair value that are not credit-related will continue to be recorded in other comprehensive income. On November 15, 2019, FASB issued a new accounting standard, which delayed the effective date of CECL for small banking institutions to interim periods and fiscal years beginning after December 15, 2022. The new standard is expected to result generally in increases to loan loss allowance levels and requires the application of the revised methodology to existing financial assets through a one-time adjustment to retained earnings on January 1, 2023. The Company is currently finalizing its CECL implementation by validating the data in the model, preparing supporting documentation, and developing policies and procedures during the first quarter of 2023.

Changes in interest rates affect profitability.
Changes in prevailing interest rates adversely affect our business. We derive income mainly from the difference or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the wider the spread, the more we will earn. When market rates of interest change, the interest the Bank receives on assets and the interest paid on liabilities will fluctuate. In addition, the timing and rate of change in the interest that the Bank earns on assets do not necessarily match the timing and rate of change in the interest that it must pay on deposits and other interest-bearing liabilities, even though most of the loans have adjustable rate features. This causes increases or decreases in the spread and can greatly affect income. Also, the carrying value of our available-for-sale investment portfolio will continue to decrease due to increases in interest rates. In addition, interest rate fluctuations can affect how much money the Bank may be able to lend and its ability to attract and retain customer deposits, which are an important source of funds for making and holding loans.

Changes in governmental regulation may impair operations or restrict growth.
We are subject to substantial governmental supervision and regulation, which are intended primarily for the protection of depositors rather than our stockholders. Statutes and regulations affecting our business may be changed at any time, and the interpretation of existing statutes and regulations by examining authorities may also change. Within the last several years, Congress and the federal bank regulatory authorities have made significant changes to these statutes and regulations. There can be no assurance that such changes to the statutes and regulations or in their interpretation will not adversely affect our business. We are also subject to changes in other federal and state laws, including changes in tax laws, which could materially affect the banking industry. If we fail to comply with federal bank regulations, our regulators may limit our activities or growth, assess civil money penalties against us or place the Bank into conservatorship or receivership. Bank regulations can hinder our ability to compete with financial services companies that are not regulated or are less regulated.

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
Our success will depend in part on its ability to retain the talents and dedication of key employees. If key employees terminate their employment, our business activities may be adversely affected and management’s attention may be diverted from successfully integrating operating our business to hiring suitable replacements, which may cause our business to suffer. In addition, we may not be able to locate or retain suitable replacements in a timely manner if at all for any key employees who leave the Company.

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

Our information technology systems and of our third-party service providers may be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. We likely will expend additional resources to protect against the threat of such security breaches and computer viruses, or to alleviate problems caused by such security breaches or viruses. However, there can be no certainty that these measures will be sufficient in safeguarding against any such threats. Security breaches and viruses potentially exposing sensitive data, including our proprietary business information and that of our customers, suppliers and business partners, as well as personally identifiable information about our customers and employees, could expose us to claims, regulatory scrutiny, litigation costs and other possible liabilities and reputational harm.

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

The markets in which we operate are susceptible to natural disasters, including earthquakes, fires, drought, flooding, and other catastrophic events, any of which could result in a disruption of our operations and increases in loan losses.
A significant portion of our business is generated from markets that have been, and will continue to be, susceptible to damage by earthquakes, fires, drought, major seasonal flooding, and other natural disasters and catastrophic events. In addition, natural disasters and other adverse external events can disrupt our operations, cause widespread property damage, and severely depress the local economies in which we operate. The value of real estate or other collateral that secures our loans could be materially and adversely affected by a disaster, resulting in decreased revenue and loan losses that could have a material adverse effect on our business, financial condition or results of operations. If the economies in our primary markets experience an overall decline as a result of a natural disaster, adverse weather, or other catastrophic event, demand for loans and our other products and services could be reduced. In addition, the rates of delinquencies, foreclosures, bankruptcies, and loan losses may increase substantially, as uninsured property losses or sustained job interruption or loss may materially impair the ability of borrowers to repay their loans.

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

As a Delaware public benefit corporation, our focus on specific public benefit purposes and producing a positive effect for society can negatively impact our financial performance.
Unlike traditional corporations, which have a fiduciary duty to focus primarily on maximizing stockholder value, directors of the Company (as a public benefit corporation) have a fiduciary duty to consider not only our stockholders’ interests, but also the Company’s specific public benefit purposes and the interests of other stakeholder constituencies and to balance those interests in making business decisions. As a result, we take actions that we believe to be in the best interests of those stakeholders materially affected by our specific benefit purposes, even if those actions do not further our stockholder’s pecuniary interests. While we intend our status a public benefit corporation to provide an overall net benefit to the Company, our customers, employees, community, and stockholders, it could instead cause us to make decisions and take actions that may not maximize the income generated from our business. Our pursuit of longer-term or non-pecuniary benefits may not materialize within the timeframe we expect or at all. Accordingly, being a public benefit corporation and complying with the related obligations can have an adverse effect on our financial condition, results of operations, assets or business.

Furthermore, as a public benefit corporation, we may be less attractive as a takeover target than a traditional company would be and, therefore, our stockholders’ ability to realize their investment through an acquisition may be reduced. Public benefit corporations may also not be attractive targets for activists or hedge fund investors because directors are required to balance our stockholders’ pecuniary interests, the best interests of those materially affected by our conduct, and the public benefit or benefits identified by the Company’s certificate of incorporation, and stockholders committed to the public benefit can bring a suit to enforce this balancing requirement. Further, because the board of directors of a public benefit corporation considers additional constituencies rather than just maximizing stockholder value, Delaware public benefit corporation law could make it easier for a board to reject a hostile bid, even if the takeover would provide the greatest short-term financial gain to stockholders.

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
The trading price of our common stock has historically and will likely in the future fluctuate significantly as a result of a number of factors, including the following:

●	actual or anticipated changes in our operating results and financial condition;

●	actions by our stockholders, including sales of common stock by substantial stockholders and/or directors and executive officers, or perceptions that such actions may occur;

●	the limited number of shares of our common stock that are held by the general public, commonly called the “public float,” and our small market capitalization;

●	failure to meet stockholder or market expectations regarding loan and deposit volume, revenue, asset quality or earnings;

●	failure to meet Nasdaq listing requirements, including failure to satisfy the $1.00 minimum closing bid price requirement;

●	speculation in the press or the investment community relating to the Company or the financial services industry generally;

●	fluctuations in the stock price and operating results of our competitors;

●	proposed or adopted regulatory changes or developments;

●	investigations, proceedings, or litigation that involve or affect us;

●	the performance of the national, California and Washington, D.C. economies and the real estate markets in Southern California and Washington, D.C.;

●	general market conditions and, in particular, developments related to market conditions for the financial services industry;

●	additions or departures of key personnel;

●	changes in financial estimates or publication of research reports and recommendations by financial analysts with respect to our common stock or those of other financial institutions; and

●
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

We conduct our business through two administrative offices, one in Washington, D.C. and one in Los Angeles, California. We have three branch offices, one in Washington, D.C., one in Los Angeles California, and one in Inglewood, California. Our loan service operation is also conducted from our Inglewood, California branch. There are no mortgages, material liens or encumbrances against any of our owned properties. We believe that all the properties are adequately covered by insurance, and that our facilities are adequate to meet our present needs.

Location	Leased or Owned	Original Date Leased or Acquired	Date of Lease Expiration
East Coast Administrative Offices & Branch 1432 U Street NW Washington, D.C. 20009	Owned	2003	–
Employee Parking Lot 14 T Street NW Washington, D.C. 20009	Owned	2018	–
West Coast Administrative Offices/Loan Origination Center 4601 Wilshire Blvd, Suite 150 Los Angeles, CA 90010	Leased	2021	Oct. 2026
Branch Office/Loan Service Center 170 N. Market Street	Owned	1996	–
Inglewood, CA 90301
Exposition Park Branch Office	Owned	1996	–
4001 South Figueroa Street
Los Angeles, CA 90037

ITEM 3.	LEGAL PROCEEDINGS

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

The closing sale price for our common stock on the Nasdaq Capital Market on March 30, 2023 was $1.13 per share. As of March 30, 2023, we had 9,285 stockholders of record and 48,721,223 shares of Class A voting common stock outstanding. At that date, we also had 11,404,618 shares of Class B non‑voting common stock outstanding and 13,380,516 shares of Class C non-voting stock outstanding. Our non‑voting common stock (Class B and Class C) is not listed for trading on the Nasdaq Capital Market, but our Class C stock is convertible into our voting common stock in connection with certain sale or other transfer transactions.

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

Unregistered Sales of Equity Securities

None.

Repurchases of Equity Securities

None.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued under equity compensation plans as of December 31, 2022.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2008 Long Term Incentive Plan	250,000	$1.62	–
2018 Long Term Incentive Plan	–	–	–
Equity compensation plans not approved by security holders:
None	–	–	–
Total	250,000	$1.62	395,309

In February 2022 and 2021, the Company awarded 47,187 and 20,736 shares of common stock, respectively, to its directors under the 2018 LTIP, which are fully vested. The Company recorded $84 thousand and $45 thousand of compensation expense in the years ended December 31, 2022 and December 31, 2021, respectively, based on the fair value of the stock, which was determined using the average of the high and the low price of the stock on the date of the award.

In March of 2022, the Company issued 495,262 shares to its officers and employees under the 2018 LTIP. Each restricted stock award was valued based on the fair value of the stock on the date of the award. These awarded shares of restricted stock fully vest over periods ranging from 36 months to 60 months from their respective dates of grant. Stock-based compensation is recognized on a straight-line basis over the vesting period. There were no shares issued to officers and directors during 2021. During 2022 and 2021, the Company recorded $363 thousand and $153 thousand of stock-based compensation expense related to shares awarded to employees.

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

Merger with CFBanc Corporation

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

In connection with the Merger, in exchange for the then outstanding common and preferred shares of CFBanc, the Company issued to holders of CFBanc shares 13,999,879 shares of the Company’s Class A Common Stock and 11,404,621 of Class B Common Stock which were valued at $2.49 per share (the closing price of the Company’s shares the day prior to the acquisition), along with 3,000 shares of Series A Preferred Stock with a par value of $1,000 per share. The total consideration paid on the acquisition date was valued at $66.3 million.

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

Issuance of Shares Under the Emergency Capital Investment Program

On June 7, 2022, Broadway Financial Corporation closed a private placement of shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series C, par value $0.01, pursuant to a Letter Agreement (collectively with the annexes, exhibits and schedules thereto, including the Securities Purchase Agreement - Standard Terms, dated as of June 7, 2022, with the United States Department of the Treasury. The Purchase Agreement was entered into pursuant to the Purchaser’s Emergency Capital Investment Program.

Pursuant to the Purchase Agreement, the Purchaser acquired an aggregate of 150,000 shares of Series C Preferred Stock, for an aggregate purchase price equal to $150.0 million in cash. The liquidation value of the Series C Preferred Stock is $1,000 per share.

In June 2022 the Company down streamed $75 million of the proceeds from the Private Placement to the Bank to enhance capital. As a result of the downstream, the Bank’s tier 1 leverage ratio increased to 15.75% as of December 31, 2022 from 9.32% from December 31, 2021.

Overview

Total assets increased by $90.8 million at December 31, 2022, compared to December 31, 2021, primarily due to growth in investment securities available-for-sale of $172.4 million and growth in net loans of $119.5 million, partially offset by a decrease of $215.4 million in cash and cash equivalents.  The increases in total assets, which resulted from the proceeds from the sale of $150.0 million of Series C Preferred Stock and additional borrowings of $53.9 million, were partially offset by deposit outflows of $101.1 million, and fair value adjustments on the investment securities portfolio of $16.9 million, net of taxes.  The decrease in deposits was primarily due to customers removing funds as they found other financial institutions paying higher interest rates on deposits.

Total liabilities decreased by $47.8 million to $904.6 million at December 31, 2022 from $952.4 million at December 31, 2021. The decrease in total liabilities during 2022 resulted primarily from decreases in deposits of $101.1 million, partially offset by increases of $42.4 million in FHLB advances and $11.5 million in securities sold under agreements to repurchase.

We recorded net income of $5.6 million for the year ended December 31, 2022 or $0.08 per share compared to a net loss of $4.1 million or $0.07 per share for the year ended December 31, 2021, which was significantly impacted by Merger-related costs of $5.6 million ($4.2 million net of tax) and $2.4 million of data conversion costs in 2021.

The following table summarizes the return on average assets, the return on average equity and the average equity to average assets ratios for the periods indicated:

	For the Years Ended December 31,
	2022	2021	2020
Return on average assets	0.52%	(0.54)%	(0.13)%
Return on average equity	2.19%	(4.46)%	(1.30)%
Average equity to average assets	23.60%	11.54%	10.00%

Comparison of Operating Results for the Years Ended December 31, 2022 and 2021

General

Our most significant source of income is net interest income, which is the difference between our interest income and our interest expense. Generally, interest income is generated from our loans and investments (interest earning assets) and interest expense is incurred from deposits and borrowings (interest-bearing liabilities). Typically, our results of operations are also affected by our provision for loan losses, non-interest income generated from service charges and fees on loan and deposit accounts, gains or losses on the sale of loans and REO, non-interest expenses, and income taxes.

Net Interest Income

For the year ended December 31, 2022, net interest income before provision for loan losses increased by $11.9 million, or 56.5%, to $32.9 million, compared to $21.0 million for the year ended December 31, 2021. The increase was attributable to additional interest income earned on growth of $211.5 million in average interest earning assets.

Interest income and fees on loans receivable increased by $5.9 million during the year ended December 31, 2022, compared to the year ended December 31, 2021. This increase was primarily due to an increase of $137.0 million in the average balance of loans receivable which increased interest income by $5.8 million. In addition, there was an increase in the average loan yield from 4.24% for the year ended December 31, 2021, to 4.26% for the year ended December 31, 2022, which increased interest income by $70 thousand.

Interest income on securities increased by $4.2 million to $5.6 million for the year ended December 31, 2022, compared to $1.4 million for the year ended December 31, 2021. The increase in interest income on securities primarily resulted from an increase of $130.7 million in the average balance of securities due to the deployment of the $150.0 million ECIP funds into securities during June 2022, which increased interest income by $2.2 million. In addition, we had an increase of 107 basis points in the average interest yield earned on investment securities during 2022, which reflected the rising interest rate environment and increased interest income by $2.0 million.

Other interest income increased by $1.4 million in 2022, compared to the same period in 2021, primarily due to an increase of 99 basis points in average yield which increased interest income by $1.5 million. This was partially offset by a $56.0 million decrease in average cash balances which resulted in a $105 thousand decrease in interest income during the year ended December 31, 2022, compared to the year ended December 31, 2021. The Company also recorded $41 thousand in higher interest income on regulatory stock during 2022, primarily due to dividends earned on FRB and FHLB stock.

Interest expense on deposits increased by $428 thousand during calendar 2022, compared to calendar 2021, due to an increase of 3 basis points in the average cost of deposits. The average cost of deposits increased to 0.29% for 2022, compared to 0.26% for 2021, which increased interest expense by $270 thousand. In addition, we had an increase of $89.4 million in the average balance of deposits, which increased interest expense by $158 thousand.

Interest expense on borrowings decreased by $768 thousand to $1.3 million during the year ended December 31, 2022, compared to $2.1 million during the year ended December 31, 2021. The decrease was primarily due to the maturity and early payoff of advances from the FHLB of San Francisco early in 2022 that resulted in a decrease of 22 basis points in the average rate which reduced expense by $202 thousand. In addition, interest on FHLB advances decreased by $695 thousand due to a decrease of $38.9 million in the average balance of outstanding FHLB advances. Interest expense decreased by another $60 thousand in 2022 compared to 2021 due to the pay-off of the Company’s remaining junior subordinated debentures in September of 2021. These decreases were partially offset by the effects of a net increase of $14.3 million in borrowings under securities sold under agreements to repurchase which increased interest expenses by $18 thousand and an increase in the average rate paid on securities sold under agreements to repurchase of 28 basis points compared to the prior year which increased interest expense by $171 thousand.

The net interest margin increased to 3.05% for the year ended 2022 from 2.42% for year ended 2021, primarily due to an improvement of 50 basis points in the average yield earned on average interest-earning assets. Also, the average cost of funds decreased to 0.40% for the year ended 2022 from 0.47% for the year ended 2021, due to the pay down of subordinated debt in late 2021 and advances from the FHLB of San Francisco early in 2022, which more than offset higher rates paid on deposits and other borrowings, particularly during the third and fourth quarters of 2022, after the rate increases by the Federal Reserve.  The balance of the increase in the net interest margin was attributable to the investment of the proceeds from the sale of the Series C Preferred Stock, which increased interest earning assets without any associated interest cost.

Analysis of Net Interest Income

Net interest income is the difference between income on interest earning assets and the expense on interest-bearing liabilities. Net interest income depends upon the relative amounts of interest earning assets and interest-bearing liabilities and the interest rates earned or paid on them. The following table sets forth average balances, average yields and costs, and certain other information for the years indicated. All average balances are daily average balances. The yields set forth below include the effect of deferred loan fees, deferred origination costs, and discounts and premiums that are amortized or accreted to interest income or expense. We do not accrue interest on loans that are on non-accrual status; however, the balance of these loans is included in the total average balance, which has the effect of reducing average loan yields.

	For the Years Ended December 31,
	2022				2021				2020
(Dollars in thousands)	Average Balance	Interest		Average Yield/ Cost	Average Balance	Interest		Average Yield/ Cost	Average Balance	Interest		Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits	$147,482	$1677		1.14%	$203,493	$302		0.15%	$49,377	$203		0.41%
Securities	252,285	5596		2.22%	121,623	1,396		1.15%	10,605	253		2.39%
Loans receivable (1)	674,837	28,732	(2)	4.26%	537,872	22,831	(3)	4.24%	418,952	17,016	(4)	4.06%
FRB and FHLB stock	3,732	264		7.07%	3,862	223		5.77%	3,438	172		5.00%
Total interest-earning assets	1,078,336	$36,269		3.36%	866,850	$24,752		2.86%	482,372	$17,644		3.66%
Non-interest-earning assets	65,213				51,386				10,530
Total assets	$1,143,549				$918,236				$492,902
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$192,835	$1,288		0.67%	$159,157	$660		0.41%	$47,611	$340		0.71%
Savings deposits	66,033	58		0.09%	67,660	204		0.30%	55,985	281		0.50%
Interest checking and other demand deposits	291,114	220		0.08%	223,003	105		0.05%	55,003	19		0.03%
Certificate accounts	182,050	538		0.30%	192,795	707		0.37%	161,409	2523		1.56%
Total deposits	732,032	2,104		0.29%	642,615	1,676		0.26%	320,008	3,163		0.99%
FHLB advances	61,593	1,071		1.74%	100,471	1,968		1.96%	114,020	2,179		1.91%
Junior subordinated debentures	–	–		–%	2,335	60		2.57%	3,908	133		3.40%
Other borrowings	61,106	234		0.38%	46,836	45		0.10%	–	–		–%
Total borrowings	122,699	1,305		1.06%	149,642	2,073		1.39%	117,928	2,312		1.96%
Total interest-bearing liabilities	854,731	$3,409		0.40%	792,257	$3,749		0.47%	437,936	$5,475		1.25%
Non-interest-bearing liabilities	64,931				20,050				5,655
Stockholders’ equity	223,887				105,929				49,311
Total liabilities and stockholders’ equity	$1,143,549				$918,236				$492,902

Net interest rate spread (5)		$32,860		2.96%		$21,003		2.38%		$12,169		2.41%
Net interest rate margin (6)				3.05%				2.42%				2.52%
Ratio of interest-earning assets to interest-bearing liabilities				126.16%				109.42%				110.15%

(1)	Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs, loan premiums and loans receivable held for sale.
(2)	Includes non‑accrual interest of $102 thousand, reflecting interest recoveries on non‑accrual loans that were paid off for the year ended December 31, 2022.
(3)	Includes non‑accrual interest of $162 thousand, reflecting interest recoveries on non‑accrual loans that were paid off for the year ended December 31, 2021.
(4)
Includes non-accrual interest of $567 thousand, reflecting interest recoveries on non-accrual loans that were paid off, and deferred cost amortization of $254 thousand for the year ended December 31, 2020.

(5)	Net interest rate spread represents the difference between the yield on average interest‑earning assets and the cost of average interest‑bearing liabilities.
(6)	Net interest rate margin represents net interest income as a percentage of average interest‑earning assets.
Changes in our net interest income are a function of changes in both rates and volumes of interest earning assets and interest-bearing liabilities. The following table sets forth information regarding changes in our interest income and expense for the years indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the total change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Year Ended December 31, 2022 Compared to Year Ended December 31, 2021			Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
	Increase (Decrease) in Net Interest Income			Increase (Decrease) in Net Interest Income
	Due to Volume	Due to Rate	Total	Due to Volume	Due to Rate	Total
	(In thousands)
Interest‑earning assets:
Interest‑earning deposits and other short‑term investments	$(105)	$1,480	$1,375	$298	$(199)	$99
Securities	2,248	1,952	4,200	1,339	(196)	1,143
Loans receivable, net	5,831	70	5,901	5,018	797	5,815
FRB and FHLB stock	(8)	49	41	23	28	51
Total interest‑earning assets	7,966	3,551	11,517	6,678	430	7,108
Interest‑bearing liabilities:
Money market deposits	162	466	628	513	(193)	320
Savings deposits	(5)	(141)	(146)	51	(128)	(77)
Interest checking and other demand deposits	39	76	115	77	9	86
Certificate accounts	(38)	(131)	(169)	415	(2,231)	(1,816)
Total deposits	158	270	428	1,056	(2,543)	(1,487)
FHLB advances	(695)	(202)	(897)	(264)	53	(211)
Junior subordinated debentures	(60)	–	(60)	(45)	(28)	(73)
Other borrowings	18	171	189	45	–	45
Total borrowings	(737)	(31)	(768)	(264)	25	(239)
Total interest‑bearing liabilities	(579)	239	(340)	792	(2,518)	(1,726)
Change in net interest income	$8,545	$3,312	$11,857	$5,886	$2,948	$8,834

Loan Loss Provision

During the year ended December 31, 2022, we recorded a provision for loan losses of $997 thousand, compared to a loan loss provision of $176 thousand during the same period in 2021. The net increase in the required loan loss provision in calendar 2022 was due to growth in the loan portfolio during the year. No loan charge-offs or recoveries were recorded during the year ended December 31, 2022 or 2021. See “Allowance for Loan Losses” for additional information.

Non‑Interest Income

For the year ended December 31, 2022, non-interest income totaled $1.2 million, compared to $3.2 million for the prior year. The decrease of $2.0 million in non-interest income was primarily the result of non-recurring income of $1.8 million from a special grant from the U.S. Treasury’s Community Development Financial Institutions Fund recognized during 2021.

Non‑Interest Expense

Non-interest expenses totaled $24.9 million for the year ended December 31, 2022, compared to $28.9 million for the year ended December 31, 2021. The decrease of $4.0 million in non-interest expenses during 2022 was primarily from decreases in compensation and benefits expenses of $1.7 million, information services expenses of $884 thousand, and professional services expenses of $943 thousand, due to one-time Merger-related costs included in the results for 2021, and to a lesser extent, decreases in corporate insurance, supervisory/regulatory costs, occupancy expense and office services/supplies. The Company’s results for the year ended December 31, 2021 reflect the consolidated operations of CFB since the Merger on April 1, 2021.

The decrease of $1.7 million in compensation and benefits expense during 2022 compared to 2021 was primarily due to accruals for merger-related costs during 2021, offset by the additional cost of hiring new employees to fill new roles based on the larger size of the combined organization (for example, a Chief Human Resources Director and an Information Technology Officer). Also, the increase was partially a result of an increase in accrued bonuses and retention payments.

Information services expenses decreased by $884 thousand to $2.9 million during the year ended December 31, 2022, compared to $3.8 million for the year ended December 31, 2021. The decrease was primarily due to non-recurring data processing costs recorded in 2021 to migrate the Company’s information systems to a common platform.

Supervisory costs decreased by $80 thousand to $413 thousand for 2022 from $493 thousand for 2021 due to the decrease in deposit insurance due to a reduction in deposits from $788.1 million at December 31, 2021 to $686.9 million at December 31, 2022.

Professional services expenses were $2.8 million for the year ended December 31, 2022, a decrease of $943 thousand from $3.7 million for the year ended December 31, 2021. The decrease largely related to one-time costs associated with the Merger during 2021.

Other operating costs remained the same at $2.1 million for the years ended December 31, 2022 and 2021.

Income Taxes

Income tax expense or benefit is computed by applying the statutory federal income tax rate of 21%. State taxes are recorded at the State of California tax rate and apportioned based on an allocation schedule to reflect that a portion of the Bank’s operations are conducted in the Washington, D.C. area. The Company recorded an income tax expense of $2.4 million for the year ended December 31, 2022, representing an effective tax rate of 29.7%, compared to an income tax benefit of $937 thousand for the year ended December 31, 2021, representing an effective tax benefit rate of 19.2%. The income tax benefit for the calendar 2022 is net of a valuation allowance of $369 thousand on the Company’s deferred tax assets to record the write down of the tax benefits from net operating losses for the State of California, net of the federal tax benefit. The valuation allowance was necessary because shares of common stock that the Company issued in private placements in the second quarter of 2021 triggered a limitation on the use of the Company’s net operating loss carryforwards.

Our deferred tax asset totaled $11.9 million at December 31, 2022 and $6.1 million at December 31, 2021. See Note 1 “Summary of Significant Accounting Policies” and Note 16 “Income Taxes” of the Notes to Consolidated Financial Statements for a further discussion of income taxes and a reconciliation of income tax at the federal statutory tax rate to the actual income tax benefit.

Comparison of Financial Condition at December 31, 2022 and 2021

Total Assets

Total assets increased by $90.8 million to $1.2 billion at December 31, 2022, from $1.1 billion at December 31, 2021. The increase in total assets was primarily due to cash proceeds from the sale of $150.0 million of Series C Preferred Stock in 2022 and cash proceeds from borrowings from the FHLB, offset by declines in deposits.

Securities Available-For-Sale

As of December 31, 2022, we had $328.7 million of investment securities classified as available-for-sale, compared to $156.4 million at December 31, 2021. The increase during 2022 was primarily due to the deployment of $15.0 million of the $150.0 million ECIP funds into investment securities in June.  The remainder of the increase was due to investing liquidity dollars into higher-yielding short-term securities. This increase was partially offset by $16.2 million decline in the fair value of investment securities available-for-sale, net of taxes, during the year ended December 31, 2022. These decreases in the fair values of available-for-sale investment securities during 2022 were the result of increases in market interest rates, which caused the fair value of the Company’s fixed rate investments to decrease.  The declines in fair value were not the result of a change in the creditworthiness of any of the issuers of those securities.

Loans Receivable Held for Investment

Loans receivable held for investment, net of the allowance for loan losses, totaled $768.0 million at December 31, 2022, compared to $648.5 million at December 31, 2021. The increase of $119.5 million in loans receivable held for investment during 2022 was primarily due originations of $273.4 million in new loans, $141.6 million of which multi-family loans, $75.3 million of which were commercial real estate loans, $29.6 million of which were construction loans and $26.9 million of which were other loans. Loan repayments during 2022 totaled $154.0 million .

During 2021, the Bank originated $267.0 million in new loans, $167.1 million of which were multi-family loans, $43.6 million of which were commercial real estate loans, $26.5 million of which were PPP loans, $24.9 million of which construction loans, and $24.9 million of which were commercial loans.

Allowance for Loan Losses

As a smaller reporting company as defined by the SEC, we are not required to adopt the current expected credit losses, or CECL, accounting standard until January 1, 2023. The Company is currently finalizing the CECL model by validating the data, preparing supporting documentation, and developing policies and procedures. Consequently, the Bank’s ALLL is based on evidence available at the date of preparation of its financial statements (incurred loss method), rather than projections of future economic conditions over the life of the loans. In determining the adequacy of the ALLL within the context of the current uncertainties in the economic environment, management has considered the historical and current performance of the Bank’s portfolio, as well as various measures of the quality and safety of the portfolio, such as debt service coverage and loan-to-value ratios.

We record a provision for loan losses as a charge to earnings when necessary, in order to maintain the ALLL at a level sufficient, in management’s judgment, to absorb probable incurred losses in the loan portfolio. At least quarterly we assess the overall quality of the loan portfolio and general economic trends in the local market. The determination of the appropriate level for the allowance is based on that review, considering such factors as historical loss experience for each type of loan, the size and composition of our loan portfolio, the levels and composition of our loan delinquencies, non‑performing loans and net loan charge‑offs, the value of underlying collateral on problem loans, regulatory policies, general economic conditions, and other factors related to the collectability of loans in the portfolio.

Our ALLL was $4.4 million or 0.57% of our gross loans receivable held for investment at December 31, 2022 compared to $3.4 million, or 0.52% of our gross loans receivable held for investment at December 31, 2021. The ALLL as a percentage of gross loans increased during 2022 due to loan loss provisions on new loan originations at an average of 0.65%. During the years ended December 31, 2022 and 2021, we recorded loan loss provisions of $997 thousand and $176 thousand, respectively.

As of December 31, 2022, we had no delinquent loans compared to $2.4 million of loan delinquencies at December 31, 2021. Our NPLs consist of delinquent loans that are 90 days or more past due and other loans, including troubled debt restructurings that do not qualify for accrual status. At December 31, 2022, NPLs totaled $144 thousand (or 0.02% of gross loans) compared to $684 thousand (or 0.10% of gross loans) at December 31, 2021. The decrease in NPLs was the result of payments received from borrowers that were applied to the outstanding principal balance. The Bank did not have any REO at December 31, 2022 or 2021. There were no modified loans or trouble debt restructurings during 2022.

When reviewing the adequacy of the ALLL, we also consider the impact of charge‑offs, including the changes and trends in loan charge‑offs.

We had no loan charge-offs or recoveries during the years ended December 31, 2022 and 2021.

Impaired loans at December 31, 2022 were $1.7 million, compared to $2.3 million at December 31, 2021. The decrease of $589 thousand in impaired loans was primarily due to payoffs and repayments. Specific reserves for impaired loans were $7 thousand or 0.41% of the aggregate impaired loan amount at December 31, 2022 compared to $7 thousand, or 0.30% of the aggregate impaired loan amount at December 31, 2021. Excluding specific reserves for impaired loans, our coverage ratio (general allowance as a percentage of total non‑impaired loans) was 0.57% at December 31, 2022 compared to 0.52% at December 31, 2021.

We believe the ALLL is adequate to cover probable incurred losses in the loan portfolio as of December 31, 2022, but because of uncertainty regarding the future value of commercial real estate, there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the OCC and the FDIC periodically review the ALLL as an integral part of their examination process. These agencies may require an increase in the ALLL based on their judgments of the information available to them at the time of their examinations.

The Company is currently finalizing the CECL model by validating the data, preparing supporting documentation, and developing policies and procedures with adoption of ASU 2016-13 (CECL) in the first quarter of 2023. See Note 1 “Summary of Significant Accounting Policies” to the Company’s Consolidated Financial Statements for further discussion.

Office Properties and Equipment, Net

Net office properties and equipment decreased by $53 thousand to $10.3 million at December 31, 2022 from $10.3 million as of December 31, 2021. Depreciation expense was $376 thousand and $287 thousand for the years 2022 and 2021, respectively.

Goodwill and Core Deposit Intangible

As a result of the Merger, the Company recorded $26.0 million of goodwill. Goodwill acquired in a purchase business combination that is determined to have an indefinite useful life is not amortized, but is tested for impairment at least annually or more frequently if events and circumstances exist that indicate the necessity for such impairment tests to be performed. During the year ended December 31, 2022, the Company recorded $138 thousand of change in deferred tax estimate expense related to the goodwill asset.

No impairment charges were recorded during 2022 for goodwill impairment. Management’s assessment of goodwill is performed in accordance with ASC 350-20 – Intangibles-Goodwill and Other, which allows the Company to perform a qualitative assessment of goodwill to determine if it is more likely than not the fair value of the Company’s equity is below its carrying value. The Company performed its qualitative assessment as of December 31, 2022.

The Company recorded $3.3 million of core deposit intangible asset as a result of the merger. The core deposit intangible asset is amortized on an accelerated basis reflecting the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. The estimated life of the core deposit intangible is approximately 10 years. During the year ended December 31, 2022, the Company recorded $435 thousand of amortization expense related to the core deposit intangible asset.

The following table outlines the estimated amortization expense related to the core deposit intangible asset during the next five fiscal years and thereafter:

(In thousands)

2023	$390
2024	336
2025	315
2026	304
2027	291
Thereafter	865
$2,501

Total Liabilities

Total liabilities decreased by $47.8 million to $904.6 million at December 31, 2022 from $952.4 million at December 31, 2021. The decrease in total liabilities was primarily comprised of decreases of $101.1 million in deposits, partially offset by a $42.4 million increase in FHLB advances and an $11.5 million increase in securities sold under agreements to repurchase.

Deposits

Deposits at December 31, 2022 were $686.9 million compared to $788.1 million at December 31, 2021. The decrease in deposits of $101.1 million was primarily caused by a $73.1 million withdrawal of deposits by one long-term customer that needed funds for its own business needs at the end of the year. Also, some other depositors left the Bank for higher interest rates available elsewhere, even after management made reasonable attempts to be responsive to the higher interest rate environment.

Five customer relationships accounted for approximately 27% of our deposit balances at December 31, 2022. We expect to maintain these relationships with these customers for the foreseeable future.

As of December 31, 2022 and 2021, approximately $212.9 million and $265.8 million of our total deposits were not insured by FDIC insurance.

Borrowings

Total borrowings at December 31, 2022 consisted of advances to the Bank from the FHLB of $128.3 million, repurchase agreements of $63.5 million, and borrowings associated with our Qualified Active Low-Income Business lending activities of $14.0 million, compared to advances from the FHLB of $86.0 million, repurchase agreements of $52.0 million, and borrowings associated with our Qualified Active Low-Income Business lending activities of $14.0 million at December 31, 2021.

Balances of outstanding FHLB advances increased to $128.3 million at December 31, 2022, from $86.0 million at December 31, 2021, primarily due to $95.5 million in advances from the FHLB of Atlanta, offset by repayments of $53.0 million of advances from the FHLB of San Francisco and $140 thousand of advances from the FHLB of Atlanta. The weighted average rate on FHLB advances was 3.74% at December 31, 2022, compared to 1.85% at December 31, 2021.

The Bank enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Bank may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Bank to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Banks’s consolidated statements of financial condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. As of December 31, 2022, securities sold under agreements to repurchase totaled $63.5 million at an average rate of 0.38%. These agreements mature on a daily basis. The market value of securities pledged totaled $64.4 million as of December 31, 2022 and included $33.3 million of federal agency debt, $19.2 million of U.S. Treasuries and $11.9 million of federal agency mortgage-backed securities. As of December 31, 2021, securities sold under agreements to repurchase totaled $52.0 million at an average rate of 0.10%. The market value of securities pledged totaled $53.2 million as of December 31, 2021 and included $25.9 million of federal agency mortgage-backed securities, $13.3 million of federal agency debt, $9.8 million of SBA pool, and $4.2 million of federal agency CMO.

Two customer relationships accounted for 97% of our balance of securities sold under agreements to repurchase. We expect to maintain these relationships for the foreseeable future.

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

On September 17, 2021, the Company fully redeemed its Floating Rate Junior Subordinated Debentures.

Stockholders’ Equity

Stockholders’ equity was $279.5 million, or 23.6% of the Company’s total assets, at December 31, 2022, compared to $141.0 million, or 12.9% of the Company’s total assets, at December 31, 2021. The Company issued $63.3 million in common stock at a price per share of $2.49 and $3.0 million in preferred stock in connection with the Merger. The Company raised $30.8 million in net proceeds (after costs of $2.0 million) from the sale of 18,474,000 shares of common stock in private placements at a price of $1.78 per share immediately following the Merger on April 6, 2021. In addition, in 2022, the Company sold $150 million in preferred stock to the U.S Government under the ECIP Program.

During the first quarter of 2022, the Company completed the exchange of all the Series A Fixed Rate Cumulative Redeemable Preferred Stock, with an aggregate liquidation value of $3.0 million, plus accrued dividends, for 1,193,317 shares of Class A Common Stock at an exchange price of $2.51 per share of Class A Common Stock.

During December of 2022, the Company issued a $5 million line of credit to the ESOP Plan for the purchase of additional shares. As of December 31, 2022, the trustee for the ESOP had purchased 466,955 thousand shares at a total cost of $500 thousand.

The Company’s book value per common share was $1.76 at December 31, 2022, and its tangible book value per common share was $1.38 at December 31, 2022. Tangible book value per common share is a non-GAAP measurement that excludes goodwill and the net unamortized core deposit intangible asset, which were both originally recorded in connection with the Merger. The Company uses this non-GAAP financial measure to provide meaningful supplemental information regarding the Company’s financial condition and operational performance, and to enhance comparability with banks that have not recorded goodwill and core deposit intangibles in a merger transaction. A reconciliation between book value (calculated in accordance with GAAP) and tangible book value per common share December 31, 2022 is shown as follows:

	Common Equity Capital	Shares Outstanding	Per Share Amount
	(Dollars in thousands)
Common book value	$129,482	73,432,517	$1.76
Less:
Goodwill	25,858
Net unamortized core deposit intangible	2,501

Tangible book value	$101,123	73,432,517	$1.38

Capital Resources

Our principal subsidiary, City First, must comply with capital standards established by the OCC in the conduct of its business. Failure to comply with such capital requirements may result in significant limitations on its business or other sanctions. As a “small bank holding company”, we are not subject to consolidated capital requirements under the new Basel III capital rules. The current regulatory capital requirements and possible consequences of failure to maintain compliance are described in Part I, Item 1 “Business‑Regulation” and in Note 18 “Regulatory Matters” of the Notes to Consolidated Financial Statements.

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet our obligations on a timely and cost-effective basis. The Bank’s sources of funds include deposits, advances from the FHLB, other borrowings, proceeds from the sale of loans and investment securities, and payments of principal and interest on loans and investment securities. The Bank is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. This approved limit and collateral requirement would have permitted the Bank to borrow an additional $70.6 million at December 31, 2022 based on pledged collateral. In addition, the Bank had additional lines of credit of $10.0 million with other financial institutions as of that date.

The Bank’s primary uses of funds include withdrawals of and interest payments on deposits, originations of loans, purchases of investment securities, and the payment of operating expenses. Also, when the Bank has more funds than required for reserve requirements or short‑term liquidity needs, the Bank invests excess cash with the Federal Reserve Bank or other financial institutions. The Bank’s liquid assets at December 31, 2022 consisted of $16.1 million in cash and cash equivalents and $250.3 million in securities available‑for‑sale that were not pledged, compared to $231.5 million in cash and cash equivalents and $52.4 million in securities available‑for‑sale that were not pledged at December 31, 2021. We believe that the Bank has sufficient liquidity to support growth over the foreseeable future.

The Company’s liquidity, separate from the Bank, is based primarily on the proceeds from financing transactions, such as the preferred stock sold to the U.S. Treasury in 2022 and the private placements completed in December 2016, and April 2021 and dividends received from the Bank in 2021 and 2022.

The Company recorded consolidated net cash inflows from operating activities of $6.3 million and $624 thousand during the years ended December 31, 2022 and 2021, respectively. Net cash inflows from operating activities during 2022 were primarily attributable to net income of $5.7 million and a $1.5 million net change in deferred taxes. Net cash inflows from operating activities during 2021 were primarily attributable to an increase in accrued expenses and other liabilities.

The Company recorded consolidated net cash outflows from investing activities of $324.0 million during the year ended December 31, 2022 and net cash inflows from investing activities of $25.0 million during the year ended December 31, 2021. Net cash outflows from investing activities during 2022 were primarily attributable to $215.5 million of purchases of available-for-sale securities and $119.9 of net loan originations. Net cash inflows from investing activities during 2021 were primarily attributable to $84.7 million of cash acquired in the Merger offset by net loan originations of $62.4 million and purchases of available-for-sale securities of $16.5 million.

The Company recorded consolidated net cash inflows from financing activities of $102.2 million and $109.8 million during the years ended December 31, 2022 and 2021, respectively. Net cash inflows from financing activities during 2022 were primarily attributable to $150.0 million from the issuance of preferred stock, $95.5 million of proceeds from FHLB advances, offset by $101.1 million of net outflow of deposits and $53.1 million of FHLB repayments. Net cash inflows from financing activities during 2021 were primarily attributable to a net inflow of deposits of $118.7 million and net proceeds of $30.8 million from the issuance of common stock, offset by net repayments of FHLB advances of $27.7 million, repayments of securities sold under agreements to repurchase of $8.0 million, and repayments of junior subordinated debentures of $3.3 million.

We believe that the Company’s existing cash, cash equivalents and marketable securities will be sufficient to meet our liquidity requirements and capital expenditure needs over at least the next 12 months.

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

In addition to our lending commitments, we have contractual obligations related to operating lease commitments. Operating lease commitments are obligations under various non‑cancellable operating leases on buildings and land used for office space and banking purposes. The following table details our contractual obligations at December 31, 2022.

	Less than one year	More than one year to three years	More than three years to five years	More than five years	Total
	(Dollars in thousands)
Certificates of deposit	$118,070	$11,496	$5,479	$8	$135,053
FHLB advances	95,500	32,844	–	–	128,344
Commitments to originate loans	15,160	–	–	–	15,160
Commitments to fund construction loans	27,811	–	–	–	27,811
Commitments to fund unused lines of credit	13,341	–	–	–	13,341
Operating lease obligations	236	496	194	–	926
Total contractual obligations	$270,118	$44,836	$5,673	$8	$320,635

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

As a result, the Bank’s performance is influenced by general macroeconomic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies. The Federal Reserve implements national monetary policies (such as seeking to curb inflation and combat recession) by its open-market operations in U.S. government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements, and by varying the discount rate applicable to borrowings by banks from the Federal Reserve Banks. The actions of the Federal Reserve in these areas can influence the growth of loans, investments, and deposits, and also affect interest rates charged on loans, and deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

Critical Accounting Policies

Critical accounting policies are those that involve significant judgments and assessments by management, and which could potentially result in materially different results under different assumptions and conditions. This discussion highlights those accounting policies that management considers critical. All accounting policies are important, however, and therefore you are encouraged to review each of the policies included in Note 1 “Summary of Significant Accounting Principles” of the Notes to Consolidated Financial Statements to gain a better understanding of how our financial performance is measured and reported. Management has identified the Company’s critical accounting policy as follows:

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information requested by this item pursuant to Item 305(e) of Regulation S-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements of Broadway Financial Corporation and Subsidiaries below.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of December 31, 2022, an evaluation was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.

Management’s annual report on internal control over financial reporting

The management of Broadway Financial Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a‑15(f) under the Exchange Act. This system, which management has chosen to base on the framework set forth in Internal Control‑Integrated Framework, published by the 1992 Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and which is effected by the Company’s Board of Directors, management and other personnel, is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

With the participation of the Company’s CEO and CFO, management has conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting. Based on this evaluation, management determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2022.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of internal control over financial reporting that occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Certain immaterial changes to the Company’s internal control over financial were made during the quarter.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICITONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement, under the captions “Election of Directors,” “Executive Officers,” “Code of Ethics”, and, if applicable, “Security Ownership of Certain Beneficial Owners and Management,” that will be filed with the Securities and Exchange Commission in connection with the Company’s 2023 Annual Meeting of Stockholders (the “Company’s Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement, under the captions “Executive Compensation” and “Director Compensation.”

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

(b)   List of Exhibits

Exhibit Number*

3.1	Amended and Restated Certificate of Incorporation of Registrant (Exhibit 3.1 to Form 8-K filed by Registrant on April 5, 2021)
3.2	Bylaws of Registrant (Exhibit 3.2 to Form 8‑K filed by Registrant on August 24, 2020)
3.3	Certificate of Designations for the Series B Junior Participating Preferred Stock (Exhibit 3.1 to Form 8-K filed by Registrant on September 11, 2019)
3.4	Certificate of Designations of Senior Non-Cumulative Perpetual Preferred Stock, Series C (Exhibit 3.1 to Form 8-K filed by Registrant on June 8, 2022)
4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Exhibit 4.1 to Form 10-K filed by Registrant on April 15, 2022)
4.2
Rights Agreement, dated as of September 10, 2019, entered between Broadway Financial Corporation and Computershare Trust Company, N.A., as rights agent (Exhibit 4.1 to Form 8-K filed by Registrant on September 11, 2019)

4.3
Amendment to Rights Agreement, dated as of August 25, 2020, entered between Broadway Financial Corporation and Computershare Trust Company, N.A. (Exhibit 4.1 to Form 8-K file by Registrant on August 26, 2020)

4.4	Registration Rights Agreement (Exhibit 10.2 to Form 8-K filed by Registrant on June 8, 2022)
10.1**	Broadway Federal Bank Employee Stock Ownership Plan (Exhibit 10.1 to Form 10‑K filed by Registrant on March 28, 2016)
10.2**	Amended and Restated Broadway Financial Corporation 2008 Long Term Incentive Plan (Exhibit 10.3 to Form 10‑Q filed by Registrant on August 12, 2016)
10.3**
Amended Form of Award Agreement for stock options granted pursuant to Amended and Restated Broadway Financial Corporation 2008 Long‑Term Incentive Plan (Exhibit 10.1 to Form 10‑Q filed by Registrant on August 12, 2016)

10.4**	Broadway Financial Corporation 2018 Long‑Term Incentive Plan (Exhibit 10.5 to Form 10-K filed by Registrant on March 29, 2019)
10.5**	Form of Award Agreement for restricted stock granted pursuant to Broadway Financial Corporation 2018 Long‑Term Incentive Plan (Exhibit 10.6 to Form 10-K filed by Registrant on March 29, 2019)
10.6**	Employment Agreement, dated as of March 22, 2017, for Wayne‑Kent A. Bradshaw (Exhibit 10.7 to Form 10-K filed by Registrant on March 29, 2019)
10.7**
Award Agreement, dated as of February 27, 2019 for grant of restricted stock to Wayne‑Kent A. Bradshaw pursuant to Broadway Financial Corporation 2018 Long‑Term Incentive Plan (Exhibit 10.10 to Form 10-K filed by Registrant on March 29, 2019)

10.8**	Employment Agreement, dated as of May 1, 2017, for Brenda J. Battey (Exhibit 10.11 to Form 10-K filed by Registrant on March 29, 2019)
10.9**	Amendment to Employment Agreement for Brenda J. Battey, dated as of January 14, 2021 (Exhibit 10.1 to form 8-K filed by Registrant on January 14, 2021)
10.10**	Employment Agreement, dated as of May 1, 2017, for Norman Bellefeuille (Exhibit 10.12 to Form 10-K filed by Registrant on March 29, 2019)
10.11**	Amendment to Employment Agreement for Norman Bellefeuille, dated as of January 14, 2020 (Exhibit 10.2 to form 8-K filed by Registrant on January 14, 2021)
10.12**	Employment Agreement, dated as of May 1, 2017, for Ruth McCloud (Exhibit 10.13 to Form 10-K filed by Registrant on March 29, 2019)
10.13**	Amendment to Employment Agreement for Ruth McCloud, dated as of January 14, 2020 (Exhibit 10.3 to form 8-K filed by Registrant on January 14, 2021)
10.14**	Broadway Federal Bank Incentive Compensation Plan (Exhibit 10.14 to Form 10-K filed by the Registrant on March 31, 2021)
10.15**	Employment Agreement, dated and effective as of November 17, 2021, between Registrant and Brian E. Argrett (Exhibit 10.1 to Form 8-K filed by Registrant on November 18, 2021)
10.16	Stock Purchase Agreement, dated as of December 21, 2016, entered between First Republic Bank and Registrant (Exhibit 10.8 to Form 10‑K filed by Registrant on March 27, 2017)
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

10.19
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

10.22	Stock Purchase Agreement, dated as of February 19, 2021, entered between Banner Bank and Registrant (Exhibit 10.25 to Form 10-K filed by Registrant on March 31, 2021)
10.23	Stock Purchase Agreement, dated as of February 19, 2021, entered between Citicorp Banking Corporation and Registrant (Exhibit 10.26 to Form 10-K filed by Registrant on March 31, 2021)
10.24	Stock Purchase Agreement, dated as of February 19, 2021, entered between First Republic Bank and Registrant (Exhibit 10.8 to Form 10‑K filed by Registrant on March 31, 2021)
10.25	Stock Purchase Agreement, dated as of February 19, 2021, entered between Gerald I. White and Registrant (Exhibit 10.28 to Form 10-K filed by Registrant on March 31, 2021)
10.26
Stock Purchase Agreement, dated as of February 19, 2021, entered between Gerald I. White, in his capacity as the trustee for the Grace & White, Inc. Profit Sharing Plan, and Registrant (Exhibit 10.29 to Form 10-K filed by Registrant on March 31, 2021)

10.27
Stock Purchase Agreement, dated as of February 19, 2021, entered between Registrant and Butterfield Trust (Bermuda) Limited as trustee of each of the following: The Lorraine Grace Will Trust, The Anne Grace Kelly Trust 99, The Gwendolyn Grace Trust 99, The Lorraine L. Grace Trust 99, and The Ruth Grace Jervis Millennium Trust (Exhibit 10.30 to Form 10-K filed by Registrant on March 31, 2021)

10.28
Stock Purchase Agreement, dated as of February 19, 2021, entered between Texas Capital Community Development Corporation and Registrant (Exhibit 10.31 to Form 10-K filed by Registrant on March 31, 2021)

10.29
Stock Purchase Agreement, dated as of February 20, 2021, entered between J.P. Morgan Chase Community Development Corporation and Registrant (Exhibit 10.32 to Form 10-K filed by Registrant on March 31, 2021)

10.30	Letter Agreement and Securities Purchase Agreement, dated June 7, 2022 (Exhibit 10.1 to Form 8-K filed by Registrant on June 8, 2022)
21.1	List of Subsidiaries
23.1	Consent of Moss Adams LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL (included as Exhibit 101).

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

BROADWAY FINANCIAL CORPORATION

By:	/s/ BRIAN ARGRETT
Brian Argrett
Chief Executive Officer
Date:	April 11, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ BRIAN ARGRETT	Date: April 11, 2023
Brian Argrett
Chief Executive Officer and President
(Principal Executive Officer)

/s/ BRENDA J. BATTEY	Date: April 11, 2023
Brenda J. Battey
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ WAYNE-KENT A. BRADSHAW	Date: April 11, 2023
Wayne-Kent A. Bradshaw
Chairman of the Board

/s/ MARIE C. JOHNS	Date: April 11, 2023
Marie C. Johns
Lead Independent Director

/s/ WILLIAM A. LONGBRAKE	Date: April 11, 2023
William A. Longbrake
Audit Committee Chairman

/s/ ROBERT C. DAVIDSON, JR.	Date: April 11, 2023
Robert C. Davidson, Jr.
Director

/s/ MARY ANN DONOVAN	Date: April 11, 2023
Mary Ann Donovan
Director

/s/ DAVID J. MCGRADY	Date: April 11, 2023
David J. McGrady
Director

/s/ DUTCH C. ROSS III	Date: April 11, 2023
Dutch C. Ross III
Director

/s/ JOHN M. DRIVER	Date: April 11, 2023
John M. Driver
Director

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Index to Consolidated Financial Statements

Years ended December 31, 2022 and 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Broadway Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Broadway Financial Corporation and Subsidiary (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting in accordance with the standards of the PCAOB. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee, and that (1) relate to accounts or disclosures that are material to the consolidated financial statements, and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s allowance for loan losses balance was $4.4 million at December 31, 2022. The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. The allowance consists of general and specific components. The general component covers loans that are collectively evaluated for impairment and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment with the use of a loss migration analysis and is based on the actual loss history experienced by the Company over the most recent five years. The Company assigns a risk rating to all loans based on historical loss experience and periodically performs detailed reviews of all such loans over a certain threshold to identify credit risks and assess overall collectability. This actual loss experience is supplemented with information about other current economic factors based on the risks present for each portfolio segment. These current economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge‑offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

We identified management’s risk ratings of loans and the estimation of current economic factors, both of which are used in the allowance for loan losses calculation, as critical audit matters. These estimates and underlying assumptions require significant management judgment in the evaluation of the credit quality and the estimation of incurred losses inherent within the loan portfolio as of the balance sheet date involved significant audit effort as well as especially challenging and subjective auditor judgment when performing audit procedures and evaluating the results of those procedures.

The following are primary procedures we performed to address the critical audit matters.

We tested management’s process to develop the risk ratings of loans and the estimation of economic factors which included the following:

•	Testing a risk-based targeted selection of loans to evaluate the risk ratings.
•	Evaluating the reasonableness of the assumptions used for adjustments to the economic factors.
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

/s/ Moss Adams LLP

Sacramento, California
April 10, 2023

We have served as the Company’s auditor since 2014.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Financial Condition

	December 31, 2022	December 31, 2021
	(In thousands, except share and per share)
Assets:
Cash and due from banks	$7,459	$38,418
Interest-bearing deposits in other banks	8,646	193,102
Cash and cash equivalents	16,105	231,520
Securities available-for-sale, at fair value	328,749	156,396
Loans receivable held for investment, net of allowance of $4,388 and $3,391	768,046	648,513
Accrued interest receivable	3,973	3,372
Federal Home Loan Bank (FHLB) stock	5,535	2,573
Federal Reserve Bank (FRB) stock	5,264	693
Office properties and equipment, net	10,291	10,344
Bank owned life insurance	3,233	3,190
Deferred tax assets, net	11,872	6,101
Core deposit intangible, net	2,501	2,936
Goodwill	25,858	25,996
Other assets	2,866	1,871
Total assets	$1,184,293	$1,093,505
Liabilities and stockholders’ equity
Liabilities:
Deposits	$686,916	$788,052
Securities sold under agreements to repurchase	63,471	51,960
FHLB advances	128,344	85,952
Notes payable	14,000	14,000
Accrued expenses and other liabilities	11,910	12,441
Total liabilities	904,641	952,405
Stockholders’ Equity:
Cumulative Perpetual Preferred stock, Series A; authorized 3,000 shares at December 31, 2022 and December 31, 2021; issued and outstanding no shares at December 31, 2022 and 3,000 at December 31, 2021; liquidation value $1,000 per share	–	3,000
Non-Cumulative Redeemable Perpetual Preferred stock, Series C; authorized 150,000 shares at December 31, 2022 and no shares as of December 31, 2021; issued and outstanding 150,000 shares at December 31, 2022 and no shares at December 31, 2021; liquidation value $1,000 per share	150,000	–
Common stock, Class A, $0.01 par value, voting; authorized 75,000,000 shares at December 31, 2022 and December 31, 2021; issued 51,265,209 shares at December 31, 2022 and 46,291,852 shares at December 31, 2021; outstanding 48,647,383 shares at December 31, 2022 and 43,674,026 shares at December 31, 2021	513	463
Common stock, Class B, $0.01 par value, non-voting; authorized 15,000,000 shares at December 31, 2022 and December 31, 2021; issued and outstanding 11,404,618 shares at December 31, 2022 and December 31, 2021	114	114
Common stock, Class C, $0.01 par value, non-voting; authorized 25,000,000 shares at December 31, 2022 and December 31, 2021; issued and outstanding 13,380,516 at December 31, 2022 and 16,689,775 shares at December 31, 2021	134	167
Additional paid-in capital	143,491	140,289
Retained earnings	9,294	3,673
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,265)	(829)
Accumulated other comprehensive loss, net of tax	(17,473)	(551)
Treasury stock-at cost, 2,617,826 shares at December 31, 2022 and at December 31, 2021	(5,326)	(5,326)
Total Broadway Financial Corporation and Subsidiary stockholders’ equity	279,482	141,000
Non-controlling interest	170	100
Total liabilities and stockholders’ equity	$1,184,293	$1,093,505

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2022	2021
	(In thousands, except per share)
Interest income:
Interest and fees on loans receivable	$28,732	$22,831
Interest on available-for-sale securities	5,596	1,396
Other interest income	1,941	525
Total interest income	36,269	24,752
Interest expense:
Interest on deposits	2,104	1,676
Interest on borrowings	1,305	2,073
Total interest expense	3,409	3,749
Net interest income	32,860	21,003
Loan loss provision	997	176
Net interest income after loan loss provision	31,863	20,827
Non-interest income:
Service charges	145	249
CDFI Grant	–	2,043
Other	1,050	922
Total non-interest income	1,195	3,214
Non-interest expense:
Compensation and benefits	14,303	16,007
Occupancy expense	1,615	1,781
Information services	2,933	3,817
Professional services	2,758	3,701
Supervisory costs	413	493
Office services and supplies	174	284
Corporate insurance	231	345
Amortization of core deposit intangible	435	393
Other	2,077	2,106
Total non-interest expense	24,939	28,927
Income (loss) before income taxes	8,119	(4,886)
Income tax expense (benefit)	2,413	(937)
Net income (loss)	$5,706	$(3,949)
Less: Net income attributable to non-controlling interest	70	101
Net income (loss) attributable to Broadway Financial Corporation	$5,636	$(4,050)
Other comprehensive loss, net of tax:
Unrealized losses on securities available-for-sale arising during the period	$(24,047)	$(998)
Income tax benefit	(7,125)	(283)
Other comprehensive loss, net of tax	(16,922)	(715)
Comprehensive loss	$(11,286)	$(4,765)
Earnings (loss) per common share-basic	$0.08	$(0.07)
Earnings (loss) per common share-diluted	$0.08	$(0.07)

See accompanying notes to consolidated financial statements

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share and per share)

	Preferred Stock Non-Voting	Common Stock Voting	Common Stock Non-Voting	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Substantially Restricted)	Unearned ESOP Shares	Treasury Stock	Non- Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2020	$–	$219	$87	$46,851	$164	$7,783	$(893)	$(5,326)	$–	$48,885
Net income for the twelve months ended December 31, 2020	–	–	–	–	–	(4,050)	–	–	101	(3,949)
Preferred shares issued in business combination	3,000	–	–	–	–	–	–	–	–	3,000
Common shares issued in business combination	–	140	114	62,839	–	–	–	–	164	63,257
Release of unearned ESOP shares	–	–	–	45	–	–	64	–	–	109
Restricted stock compensation expense	–	–	–	363	–	–	–	–	–	363
Director stock compensation expense	–	–	–	45	–	–	–	–	–	45
Stock option compensation expense	–	–	–	7	–	–	–	–	–	7
Conversion of preferred shares to common shares	–	–	–	–	–	–	–	–	–	–
Share transferred from voting to non-voting after business combination	–	(7)	7	–	–	–	–	–	–	–
Common shares issued in private placement	–	112	73	30,652	–	–	–	–	–	30,837
Common stock cancelled for payment of tax withholding	–	(1)	–	(513)	–	–	–	–	–	(514)
Payment to non-controlling interest	–	–	–	–	–	–	–	–	(165)	(165)
Dividends paid on preferred stock	–	–	–	–	–	(60)	–	–	–	(60)
Other comprehensive loss, net of tax	–	–	–	–	(715)	–	–	–	–	(715)
Balance at December 31, 2021	$3,000	$463	$281	140,289	$(551)	$3,673	$(829)	$(5,326)	$100	$141,100
Net income for the twelve months ended December 31, 2022	–	–	–	–	–	5,636	–	–	70	5,706
Preferred shares issued	150,000	–	–	–	–	–	–	–	–	150,000
Release of unearned ESOP shares	–	–	–	2	–	–	64	–	–	66
Increase in unreleased shares	–	–	–	–	–	–	(500)	–	–	(500)
Restricted stock compensation expense	–	5	–	128	–	–	–	–	–	133
Director stock compensation expense	–	–	–	84	–	–	–	–	–	84
Conversion of preferred shares to common shares	(3,000)	12	–	2,988	–	–	–	–	–	–
Conversion of non-voting shares into voting shares	–	33	(33)	–	–	–	–	–	–	–
Dividends paid on preferred stock	–	–	–	–	–	(15)	–	–	–	(15)
Other comprehensive loss, net of tax	–	–	–	–	(16,922)	–	–	–	–	(16,922)
Balance at December 31, 2022	$150,000	$513	$248	$143,491	$(17,473)	$9,294	$(1,265)	$(5,326)	$170	$279,652

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Years Ended December 31
	2022	2021
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$5,706	$(3,949)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loan loss provision	997	176
Depreciation	376	287
Net change of deferred loan origination costs	229	(229)
Net amortization of premiums & discounts on available-for-sale securities	(225)	643
(Accretion) amortization of purchase accounting marks on loans	(831)	58
Amortization of core deposit intangible	435	393
Director compensation expense-common stock	84	45
Accretion of premium on FHLB advances	(38)	(38)
Stock‑based compensation expense	133	370
Valuation allowance on deferred tax asset	–	369
ESOP compensation expense	66	109
Earnings on bank owned life insurance	(43)	(43)
Change in assets and liabilities:
Net change in deferred taxes	1,492	(1,272)
Net change in accrued interest receivable	(601)	(533)
Net change in other assets	(995)	908
Net change in accrued expenses and other liabilities	(461)	3,330
Net cash provided by operating activities	6,324	624
Cash flows from investing activities:
Cash acquired in merger	–	84,745
Net change in loans receivable held for investment	(119,928)	(62,504)
Principal payments and maturities on available-for-sale securities	19,325	19,159
Purchase of available-for-sale securities	(215,500)	(16,523)
Purchase of FRB stock	(4,571)	–
Purchase of FHLB stock	(5,414)	(152)
Proceeds from redemption of FHLB stock	2,452	1,378
Purchase of office properties and equipment	(323)	(1,138)
Net cash (used in) provided by investing activities	(323,959)	24,965
Cash flows from financing activities:
Net change in deposits	(101,136)	118,700
Net change in securities sold under agreements to repurchase	11,511	(7,985)
Increase in unreleased ESOP shares	(500)	–
Proceeds from issuance of preferred stock	150,000	–
Proceeds from issuance of common stock, net of issuance costs	–	30,837
Dividends paid on preferred stock	(15)	(60)
Distributions to non-controlling interest	–	(165)
Proceeds from FHLB advances	95,500	5,000
Repayments of FHLB advances	(53,140)	(32,676)
Stock cancelled for income tax withholding	–	(514)
Repayments of junior subordinated debentures	–	(3,315)
Net cash provided by financing activities	102,220	109,822
Net change in cash and cash equivalents	(215,415)	135,411
Cash and cash equivalents at beginning of the period	231,520	96,109
Cash and cash equivalents at end of the period	$16,105	$231,520
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,053	$3,716
Cash paid for income taxes	332	711
Supplemental non-cash disclosures:
Right-of-use assets obtained in exchange for operating lease liabilities	$–	$1,119
Common stock issued in exchange for preferred stock	3,000	–
Assets acquired (liabilities assumed) in acquisition:
Securities available-for-sale, at fair value	$–	$149,975
Loans receivable	–	225,885
Accrued interest receivable	–	1,637
FHLB and FRB stock	–	1,061
Office property and equipment	–	6,953
Goodwill	(138)	25,966
Core deposit intangible	–	3,329
Other assets	–	2,290
Deposits	–	(353,722)
FHLB advances	–	(3,166)
Securities sold under agreements to repurchase	–	(59,945)
Other borrowings	–	(14,000)
Deferred taxes	138	(717)
Accrued expenses and other liabilities	–	(4,063)

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2022 and 2021

Note 1 – Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation

Broadway Financial Corporation was incorporated under Delaware law in 1995 for the purpose of acquiring and holding all of the outstanding capital stock of Broadway Federal Savings and Loan Association as part of the bank’s conversion from a federally chartered mutual savings association to a federally chartered stock savings bank. In connection with the conversion, the bank’s name was changed to Broadway Federal Bank, f.s.b. (“Broadway Federal”). The conversion was completed, and the Broadway Federal became a wholly‑owned subsidiary of the Company, in January 1996.

On April 1, 2021, the Company completed its merger with CFBanc Corporation, with the Company continuing as the surviving entity. Immediately following the CFBanc Merger, Broadway Federal merged with and into City First Bank of D.C., National Association with City First Bank of D.C., National Association (the“Bank”) continuing as the surviving entity (combined with Broadway Federal). Concurrently with the Merger, the Bank changed its name to City First Bank, National Association.

The Bank’s business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential and commercial real estate located in the Bank’s market areas. At December 31, 2022, the Bank operated three retail‑banking offices: Los Angeles and in the nearby city of Inglewood in California, and another in Washington, D.C. The Bank is subject to significant competition from other financial institutions and is also subject to regulation by certain federal agencies and undergoes periodic examinations by those regulatory authorities.

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

Use of Estimates

To prepare consolidated financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and actual results could differ from these estimates. The allowance and provision for loan losses, specific reserves for impaired loans, fair value of acquired assets and liabilities in business combinations, fair value of real estate owned, deferred tax asset valuation allowance, and fair values of investment securities and other financial instruments are particularly subject to change.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash items in the process of collection, amounts due from correspondent banks and the Federal Reserve Bank of San Francisco (the “Federal Reserve Bank”), and interest‑bearing deposits in other banks with initial terms of ninety days or less. The Company may be required to maintain reserve and clearing balances with the Federal Reserve Bank under the Federal Reserve Act of 1913, as amended. Effective on March 26, 2020, as a part of Federal Reserve Bank’s tools to promote maximum employment, Federal Reserve Bank Board reduced reserve requirement ratios to zero.  The reserve and clearing requirement balance were no longer required at December 31, 2022. Net cash flows are reported for customer loan and deposit transactions, interest‑bearing deposits in other banks, deferred income taxes and other assets and liabilities.

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

Concentration of Credit Risk

Concentrations of credit risk arise when several customers are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. The Company’s lending activities are predominantly in real estate loans that are secured by properties located in Southern California and in Washington, D.C. and many of the borrowers reside in those areas. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy and real estate market in the markets in which the Company operates.

Loans Purchased

The Bank purchases or participates in loans originated by other institutions from time to time. Subject to regulatory restrictions applicable to savings institutions, the Bank’s current loan policies allow all loan types to be purchased. The determination to purchase specific loans or pools of loans is based upon the Bank’s investment needs and market opportunities and is subject to the Bank’s underwriting policies, which require consideration of the financial condition of the borrower and the appraised value of the property, among other factors. Premiums or discounts incurred upon the purchase of loans are recognized in income using the interest method over the estimated life of the loans, adjusted for actual prepayments. No loans were purchased during 2022 and 2021.

Purchased Credit Impaired Loans

As part the Company’s merger with CFBanc, the Company acquired certain loans that have shown evidence of credit deterioration since origination; these loans are referred to as purchased credit impaired loans. These PCI loans are recorded at their fair value at acquisition, such that there is no carryover of the seller’s allowance for loan losses. Such PCI loans are accounted for individually. The Company estimates the amount and timing of expected cash flows for each PCI loan, and the expected cash flows in excess of the allocated fair value is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (non-accretable difference). Over the life of the PCI loan, expected cash flows continue to be estimated each quarter. If the present value of expected cash flows decreases from the prior estimate, a provision for loan losses is recorded and an allowance for loan losses is established. If the present value of expected cash flows increases from the prior estimate, the increase is recognized as part of future interest income. If the timing and amount of cash flows is uncertain, then cash payments received will be recognized as a reduction of the recorded investment.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

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

Stock‑Based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees and directors, based on the fair value of these awards at the date of grant. A Black‑Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.

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

Earnings (Loss) Per Common Share

Basic earnings (loss) per share of common stock is computed pursuant to the two‑class method by dividing net income available to common stockholders less dividends paid on participating securities (unvested shares of restricted common stock) and any undistributed earnings attributable to participating securities by the weighted average common shares outstanding during the period. The weighted average common shares outstanding includes the weighted average number of shares of common stock outstanding less the weighted average number of unvested shares of restricted common stock. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per share of common stock includes the dilutive effect of unvested stock awards using treasury stock method and additional potential common shares issuable under stock options. For the year ended December 31, 2022, diluted earnings per share of common stock includes the dilutive effect of any unvested stock awards using the treasury stock method and the dilutive effect of any additional potential common shares issuable under stock options. Because the Company recorded losses for the year ended December 31, 2021, no unvested stock awards or potential common shares issuable under stock options were included in diluted earnings per share in that year.

Comprehensive Loss

Comprehensive loss consists of the net income (loss) from operations and other comprehensive income or loss. Other comprehensive loss includes unrealized gains and losses on securities available‑for‑sale, net of tax, which are also recognized as separate components of equity.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets and operating lease liabilities are included in the Company’s consolidated financial statements. ROU assets represent the Company’s right-of-use of an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments pursuant to the Company’s leases. The ROU assets and liabilities are recognized at commencement of the lease based on the present value of lease payments over the lease term. To determine the present value of lease payments, the Company uses its incremental borrowing rate. The lease term may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.

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

Fair values are estimated using relevant market information and other assumptions, as more fully disclosed in Note 9 “Fair Value”. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Operating Segments

The Company operates as a single segment. The operating information used by management to assess performance and make operating decisions about the Company is the consolidated financial data presented in these financial statements. For the years ended 2022 and 2021, the Company has determined that banking is its one reportable business segment.

Accounting Pronouncements Yet to Be Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. Under ASU 2016-13, available-for-sale debt securities are evaluated for impairment if fair value is less than amortized cost, with any estimated credit losses recorded through a credit loss expense and an allowance, rather than a write-down of the investment. Changes in fair value that are not credit-related will continue to be recorded in other comprehensive income. For debt securities with other-than-temporary impairment, the guidance will be applied prospectively. Existing PCI assets will be grandfathered and classified as purchased credit deteriorated (PCD) assets at the date of adoption. The asset will be grossed up for the allowance for expected credit losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield of such assets as of the adoption date. Subsequent changes in expected credit losses will be recorded through the allowance. For all other assets within the scope of CECL, a cumulative-effect adjustment will be recognized in retained earnings as of the beginning of the first reporting period in which the guidance is effective.

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
On October 16, 2019, the FASB voted to affirm the proposed amended effective date for ASU 2016-13 for smaller reporting companies (“SRCs”) as defined by the SEC. The final ASU, which was issued in November 2019, delays the implementation date for ASU 2016-13 to fiscal years beginning after December 15, 2022. SRCs are defined as companies with less than $250 million of public float or less than $100 million in annual revenues for the previous year and no public float or public float of less than $700 million. The Company qualifies as an SRC, and management will implement ASU 2016-13 in the first quarter of 2023. The Company is currently finalizing the CECL model by validating the data, preparing supporting documentation, and developing policies and procedures.
In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This new accounting standard pertains to eliminating certain existing accounting guidance for troubled debt restructurings by creditors and adding additional disclosures related to the nature and characteristics of modifications of loans to borrowers experiencing financial difficulties and vintage disclosures for gross write-offs. The amendments to Topic 326 have the same effective dates as ASU 2016-13. This guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

Note 2 – Business Combination

The Company completed its merger with CFBanc Corporation on April 1, 2021, with the Company continuing as the surviving entity. Immediately following this merger, Broadway Federal, a subsidiary of the Company, merged with and into City First Bank of D.C., National Association, with City First Bank of D.C., National Association continuing as the surviving entity (which concurrently changed its name to City First Bank, National Association). The Company recorded $5.6 million in direct transaction costs in connection with the merger during 2021, which  were comprised of $3.2 million in compensation costs and $2.4 million in professional services costs.

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

The following table represents the assets acquired and liabilities assumed in the CFBanc Merger as of April 1, 2021, and the fair value adjustments and amounts recorded by the Company as of the same date under the acquisition method of accounting:

	CFBanc Book Value	Fair Value Adjustments	Fair Value
Assets acquired	(In thousands)
Cash and cash equivalents	$84,745	$–	$84,745
Securities available-for-sale	150,052	(77)	149,975
Loans receivable held for investment:
Gross loans receivable held for investment	227,669	(1,784)	225,885
Deferred fees and costs	(315)	315	–
Allowance for loan losses	(2,178)	2,178	–
	225,176	709	225,885
Accrued interest receivable	1,637	–	1,637
FHLB and FRB stock	1,061	–	1,061
Office properties and equipment	5,152	1,801	6,953
Deferred tax assets, net	890	(1,470)	(580)
Core deposit intangible	–	3,329	3,329
Other assets	2,290	–	2,290
Total assets	$471,003	$4,292	$475,295

Liabilities assumed
Deposits	$353,671	$51	$353,722
Securities sold under agreements to repurchase	59,945	–	59,945
FHLB advances	3,057	109	3,166
Notes payable	14,000	–	14,000
Accrued expenses and other liabilities	4,063	–	4,063
Total liabilities	$434,736	$160	$434,896

Excess of assets acquired over liabilities assumed	$36,267	$4,132	$40,399
Consideration paid			66,257
Goodwill recognized			$25,858

The contractual amounts due, expected cash flows to be collected, the interest component, and the fair value of loans acquired from CFBanc as of the acquisition date were as follows (in thousands):

Acquired Loans
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

Note 3 – Capital

On June 7, 2022, the Company closed a private placement of shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series C, par value $0.01, pursuant to a Letter Agreement, dated as of June 7, 2022, with the United States Department of the Treasury. The Purchase Agreement was entered into pursuant to the Purchaser’s Emergency Capital Investment Program.

Pursuant to the Purchase Agreement, the Purchaser acquired an aggregate of 150,000 shares of Series C Preferred Stock, for an aggregate purchase price equal to $150.0 million in cash. The liquidation value of the Series C Preferred Stock is $1,000 per share. This is non-cumulative redeemable perpetual preferred stock which does not have any voting rights, with the exception of voting rights on certain matters. The holders of Series C Preferred Stock will be entitled to a dividend payable in cash quarterly at an annual rate dependent on certain factors as reported by the Company to the Purchaser in a quarterly supplemental report, as set forth in the Purchase Agreement. The initial dividend rate is zero percent for the first two years after issuance, and thereafter the floor dividend rate is 0.50% and the ceiling dividend rate is 2.00%.

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

The following table shows the common stock issued on April 1, 2021 as a result of the merger and on April 6, 2021 as a result of the private placements by class:

	Common Shares Outstanding
	Voting Class A	Nonvoting Class B	Nonvoting Class C	Total Shares

Shares outstanding March 31, 2021:	19,142,498	–	8,756,396	27,898,894

Shares issued in merger	13,999,870	11,404,621	–	25,404,491
Shares exchanged post-merger	(681,300)	–	681,300	–
Shares cancelled	(52,105)	–	–	(52,105)
Shares issued in private placements	11,221,921	–	7,252,079	18,474,000
Fractional shares cancelled	(20)	(3)	–	(23)
Shares outstanding April 6, 2021:	43,630,864	11,404,618	16,689,775	71,725,257

During the first quarter of 2022, the Company completed the exchange of all the Series A Fixed Rate Cumulative Redeemable Preferred Stock, with an aggregate liquidation value of $3.0 million, plus accrued dividends, for 1,193,317 shares of Class A Common Stock at an exchange price of $2.51 per share of Class A Common Stock.

Note 4 – Securities

The following table summarizes the amortized cost and fair value of the available‑for‑sale investment securities portfolios at December 31, 2022 and December 31, 2021 and the corresponding amounts of unrealized gains (losses) which are recognized in accumulated other comprehensive income:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2022:
Federal agency mortgage-backed securities	$84,955	$2	$(10,788)	$74,169
Federal agency CMOs	27,776	–	(1,676)	26,100
Federal agency debt	55,687	26	(4,288)	51,425
Municipal bonds	4,866	–	(669)	4,197
U. S. Treasuries	165,997	–	(5,408)	160,589
SBA pools	14,048	9	(1,788)	12,269
Total available-for-sale securities	$353,329	$37	$(24,617)	$328,749
December 31, 2021:
Federal agency mortgage-backed securities	$70,078	$196	$(244)	$70,030
Federal agency CMOs	9,391	11	(115)	9,287
Federal agency debt	38,152	106	(270)	37,988
Municipal bonds	4,898	40	(23)	4,915
U. S. Treasuries	18,169	–	(218)	17,951
SBA pools	16,241	122	(138)	16,225
Total available-for-sale securities	$156,929	$475	$(1,008)	$156,396

There were no sales of securities during the years ended December 31, 2022 and 2021.

The amortized cost and estimated fair value of all investment securities available-for-sale at December 31, 2022, by contractual maturities are shown below.  Contractual maturities may differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Due in one year or less	$4,997	$–	$(107)	$4,890
Due after one year through five years	214,003	–	(8,871)	205,132
Due after five years through ten years	36,862	27	(3,228)	33,661
Due after ten years (1)	97,467	10	(12,411)	85,066
	$353,329	$37	$(24,617)	$328,749

(1)	Mortgage-backed securities, CMOs and SBA pools do not have a single stated maturity date and therefore have been included in the “Due after ten years” category.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2022:	(In thousands)
Federal agency mortgage-backed securities	$38,380	$(4,807)	$35,526	$(5,981)	$73,906	$(10,788)
Federal agency CMOs	20,997	(885)	5,103	(791)	26,100	(1,676)
Federal agency debt	26,383	(1,529)	21,956	(2,759)	48,339	(4,288)
Municipal bonds	2,176	(315)	2,021	(354)	4,197	(669)
U. S. Treasuries	143,989	(3,884)	16,600	(1,524)	160,589	(5,408)
SBA pools	3,743	(365)	6,763	(1,423)	10,506	(1,788)
Total unrealized loss position investment securities	$235,668	$(11,785)	87,969	$(12,832)	$323,637	$(24,617)

December 31, 2021:
Federal agency mortgage-backed securities	$49,265	$(245)	$–	$–	$49,265	$(245)
Federal agency CMOs	6,882	(115)	–	–	6,882	(115)
Federal agency debt	25,413	(269)	–	–	25,413	(269)
Municipal bonds	2,349	(23)	–	–	2,349	(23)
U. S. Treasuries	17,950	(218)	–	–	17,950	(218)
SBA pools	9,309	(138)	–	–	9,309	(138)
Total unrealized loss position investment securities	$111,168	$(1,008)	$–	$–	$111,168	$(1,008)

Securities with a market value of $64.4 million were pledged as collateral for securities sold under agreements to repurchase as of December 31, 2022 and included $33.3 million of federal agency debt,  $19.2 million of U.S. Treasuries and $11.9 million of federal agency mortgage-backed securities. Securities with a market value of $53.2 million were pledged as collateral for securities sold under agreements to repurchase as of December 31, 2021 and included $25.9 million of federal agency mortgage-backed securities, $13.3 million of federal agency debt, $9.8 million of SBA pool, and $4.2 million of federal agency CMO.

At December 31, 2022 and 2021, there were no securities pledged to secure public deposits since those public deposits are under $250 thousand which are fully insured by FDIC. At December 31, 2022 and 2021, there were no holdings of securities by any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.
Note 5 – Loans Receivable Held for Investment

Loans receivable held for investment were as follows as of the periods indicated:

	December 31, 2022	December 31, 2021
	(In thousands)
Real estate:
Single family	$30,038	$45,372
Multi-family	502,141	393,704
Commercial real estate	114,574	93,193
Church	15,780	22,503
Construction	40,703	32,072
Commercial – other	64,841	46,539
SBA loans (1)	3,601	18,837
Consumer	11	–
Gross loans receivable before deferred loan costs and premiums	771,689	652,220
Unamortized net deferred loan costs and premiums	1,755	1,526
	773,444	653,746
Credit and interest marks on purchased loans, net	(1,010)	(1,842)
Allowance for loan losses	(4,388)	(3,391)
Loans receivable, net	$768,046	$648,513

(1)	Including Paycheck Protection Program (PPP) loans.

As of December 31, 2022 and 2021, the commercial loan category above included $2.7 million and $18.0 million of loans issued under the SBA’s Paycheck Protection Program. PPP loans have terms of two to five years and earn interest at 1%. PPP loans are fully guaranteed by the SBA and have virtually no risk of loss. The Bank expects the vast majority of the PPP loans to be fully forgiven by the SBA.

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated:

	For the Year Ended December 31, 2022
	Real Estate
	Single family	Multi‑ family	Commercial real estate	Church	Construction	Commercial – other	Consumer	Total
	(In thousands)
Beginning balance	$145	$2,657	$236	$103	$212	$23	$15	$3,391
Provision for (recapture of) loan losses	(36)	616	213	(38)	101	152	(11)	997
Recoveries	–	–	–	–	–	–	–	–
Loans charged off	–	–	–	–	–	–	–	–
Ending balance	$109	$3,273	$449	$65	$313	$175	$4	$4,388

	For the Year Ended December 31, 2021
	Real Estate
	Single family	Multi‑ family	Commercial real estate	Church	Construction	Commercial – other	Consumer	Total
	(In thousands)
Beginning balance	$296	$2,433	$222	$237	$22	$4	$1	$3,215
Provision for (recapture of) loan losses	(151)	224	14	(134)	190	19	14	176
Recoveries	–	–	–	–	–	–	–	–
Loans charged off	–	–	–	–	–	–	–	–
Ending balance	$145	$2,657	$236	$103	$212	$23	$15	$3,391

As part of the CFBanc Merger, the Company acquired loans for which there was, at acquisition, evidence of credit deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected. Prior to the CFBanc Merger, there were no such acquired loans. The following table presents the carrying amount of these loans for the periods indicated:

	December 31, 2022	December 31, 2021
	(In thousands)
Real estate:
Single family	$68	$558
Commercial real estate	–	221
Commercial – other	57	104
	$125	$883

On the acquisition date, the amount by which the undiscounted expected cash flows of the PCI loans exceeded the estimated fair value of the loan is the accretable yield. The accretable yield is measured at each financial reporting date and represents the difference between the remaining undiscounted cash flows and the current carrying value of the PCI loan. At December 31, 2022, none of the Company’s PCI loans were classified as nonaccrual.

The following table summarizes the accretable yield on the PCI loans for the periods ended:

	December 31, 2022	December 31, 2021
	(In thousands)
Balance at the beginning of the period	$289	$–
Additions	–	346
Accretion	(262)	(57)
Balance at the end of the period	$27	$289

The following tables present the balance in the allowance for loan losses and the recorded investment (unpaid contractual principal balance less charge‑offs, less interest applied to principal, plus unamortized deferred costs and premiums) by loan type and based on impairment method as of and for the periods indicated:

	December 31, 2022
	Real Estate
	Single family	Multi‑ family	Commercial real estate	Church	Construction	Commercial – other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3	$–	$–	$4	$–	$–	$–	$7
Collectively evaluated for impairment	106	3,273	449	61	313	175	4	4,381
Total ending allowance balance	$109	$3,273	$449	$65	$313	$175	$4	$4,388
Loans:
Loans individually evaluated for impairment	$57	$–	$–	$1,655	$–	$–	$–	$1,712
Loans collectively evaluated for impairment	20,893	462,539	63,929	9,008	38,530	29,558	11	624,468
Subtotal	20,950	462,539	63,929	10,663	38,530	29,558	11	626,180
Loans acquired in the Merger	9,088	41,357	50,645	5,117	2,173	38,884	–	147,264
Total ending loans balance	$30,038	$503,896	$114,574	$15,780	$40,703	$68,442	$11	$773,444

	December 31, 2021
	Real Estate
	Single family	Multi‑ family	Commercial real estate	Church	Construction	Commercial – other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3	$–	$–	$4	$–	$–	$–	$7
Collectively evaluated for impairment	142	2,657	236	99	212	23	15	3,384
Total ending allowance balance	$145	$2,657	$236	$103	$212	$23	$15	$3,391
Loans:
Loans individually evaluated for impairment	$65	$282	$–	$1,954	$–	$–	$–	$2,301
Loans collectively evaluated for impairment	32,599	353,179	25,507	9,058	24,225	3,124	–	447,692
Subtotal	32,664	353,461	25,507	11,012	24,225	3,124	–	449,993
Loans acquired in the Merger	12,708	41,769	67,686	11,491	7,847	62,252	–	203,753
Total ending loans balance	$45,372	$395,230	$93,193	$22,503	$32,072	$65,376	$–	$653,746

The following table presents information related to loans individually evaluated for impairment by loan type as of the periods indicated:

	December 31, 2022			December 31, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Multi-family	$–	$–	$–	$282	$282	$–
Church	1,572	1,572	–	1,854	1,854	–
With an allowance recorded:
Single family	57	57	3	65	65	3
Church	83	83	4	100	100	4
Total	$1,712	$1,712	$7	$2,301	$2,301	$7

The recorded investment in loans excludes accrued interest receivable due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for net charge‑offs.

The following tables present the monthly average of loans individually evaluated for impairment by loan type and the related interest income for the periods indicated:

	For the Year Ended December 31, 2022		For the Year Ended December 31, 2021
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$83	$3	$66	$5
Multi‑family	–	–	290	19
Church	2,381	103	2,310	176
Total	$2,464	$106	$2,666	$200

Cash‑basis interest income recognized represents cash received for interest payments on accruing impaired loans and interest recoveries on non‑accrual loans that were paid off. Interest payments collected on non‑accrual loans are characterized as payments of principal rather than payments of the outstanding accrued interest on the loans until the remaining principal on the non‑accrual loans is considered to be fully collectible or paid off. When a loan is returned to accrual status, the interest payments that were previously applied to principal are deferred and amortized over the remaining life of the loan. Foregone interest income that would have been recognized had loans performed in accordance with their original terms amounted to $31 thousand and $71 thousand for the years ended December 31, 2022 and 2021, respectively, and were not included in the consolidated results of operations.

The following tables present the aging of the recorded investment in past due loans by loan type as of the periods indicated:

	December 31, 2022
	30‑59 Days Past Due	60‑89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single family	$–	$–	$–	$–	$30,038	$30,038
Multi-family	–	–	–	–	503,896	503,896
Commercial real estate	–	–	–	–	114,574	114,574
Church	–	–	–	–	15,780	15,780
Construction	–	–	–	–	40,703	40,703
Commercial - other	–	–	–	–	64,841	64,841
SBA loans	–	–	–	–	3,601	3,601
Consumer	–	–	–	–	11	11
Total	$–	$–	$–	$–	$773,444	$773,444

	December 31, 2021
	30‑59 Days Past Due	60‑89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single family	$–	$–	$–	$–	$45,372	$45,372
Multi-family	–	–	–	–	395,230	395,230
Commercial real estate	–	2,423	–	2,423	90,770	93,193
Church	–	–	–	–	22,503	22,503
Construction	–	–	–	–	32,072	32,072
Commercial - other	–	–	–	–	46,539	46,539
SBA loans	–	–	–	–	18,837	18,837
Total	$–	$2,423	$–	$2,423	$651,323	$653,746

The following table presents the recorded investment in non‑accrual loans by loan type as of the periods indicated:

	December 31, 2022	December 31, 2021
Loans receivable held for investment:	(In thousands)
Church	144	684
Total non-accrual loans	$144	$684

There were no loans 90 days or more delinquent that were accruing interest as of December 31, 2022 or December 31, 2021. None of the church non-accrual loans were delinquent, but none qualified for accrual status as of the dates indicated.

Troubled Debt Restructurings

At December 31, 2022, loans classified as troubled debt restructurings totaled $1.7 million, of which $144 thousand were included in non‑accrual loans and $1.6 million were on accrual status. At December 31, 2021, loans classified as TDRs totaled $1.8 million, of which $188 thousand were included in non‑accrual loans and $1.6 million were on accrual status. The Company has allocated $7 thousand of specific reserves for accruing TDRs as of both December 31, 2022 and 2021. TDRs on accrual status are comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period and for which the Bank anticipates full repayment of both principal and interest. TDRs that are on non‑accrual status can be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments, as modified. A well‑documented credit analysis that supports a return to accrual status based on the borrower’s financial condition and prospects for repayment under the revised terms is also required. As of December 31, 2022 and 2021, the Company had no commitment to lend additional amounts to customers with outstanding loans that are classified as TDRs. No loans were modified during the years ended December 31, 2022 and 2021.

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

Based on the most recent analysis performed, the risk categories of loans by loan type as of the dates indicated were as follows:

	December 31, 2022
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
		(In thousands)
Single family	$29,022	$354	$260	$402	$–	$–	$30,038
Multi-family	479,182	9,855	14,859	–	–	–	503,896
Commercial real estate	104,066	4,524	1,471	4,513	–	–	114,574
Church	14,505	728	–	547	–	–	15,780
Construction	2,173	38,530	–	–	–	–	40,703
Commercial – others	53,396	11,157	–	288	–	–	64,841
SBA	3,032	569	–	–	–	–	3,601
Consumer	11	–	–	–	–	–	11
Total	$685,387	$65,717	$16,590	$5,750	$–	$–	$773,444

	December 31, 2021
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Single family	$42,454	$1,343	$271	$1,304	$–	$–	$45,372
Multi-family	378,141	7,987	575	8,527	–	–	395,230
Commercial real estate	69,257	7,034	9,847	7,055	–	–	93,193
Church	20,021	–	–	2,482	–	–	22,503
Construction	10,522	21,550	–	–	–	–	32,072
Commercial – others	33,988	12,551	–	–	–	–	46,539
SBA	18,665	–	172	–	–	–	18,837
Total	$573,048	$50,465	$10,865	$19,368	$–	$–	$653,746

Note 6 – Office Properties and Equipment, net

Year‑end office properties and equipment were as follows:

	December 31, 2022	December 31, 2021
	(In thousands)
Land	$5,322	$5,322
Office buildings and improvements	6,303	5,763
Rights of use assets	889	1,120
Furniture, fixtures, and equipment	2,185	2,171
	14,699	14,376
Less accumulated depreciation	(4,408)	(4,032)
Office properties and equipment, net	$10,291	$10,344

Depreciation expense was $376 thousand and $287 thousand for the years 2022 and 2021, respectively.

Note 7 – Leases

Effective October 1, 2021, the Bank entered into an operating lease for its administrative offices at 4601 Wilshire Boulevard in  Los Angeles. The right-of-use asset and operating lease liability are recorded in fixed assets and other liabilities, respectively, in the consolidated statements of financial condition.

The ROU asset represents our right to use the underlying asset during the lease term. Operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized based on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate at the date of implementation of the new accounting standard. The ROU asset totaled $889 thousand as of December 31, 2022 and was included in Office properties and equipment, net on the Consolidated Statements of Financial Condition. The lease liability totaled $906 thousand as of December 31, 2022 and was included in Accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

The operating lease has one 5-year extension option at the then fair market rate. As this extension option is not reasonably certain of exercise, it is not included in the lease term. The Bank has no finance leases.

The Company recognized rent expense of $214 thousand 2022 and $478 thousand in 2021.

Additional information regarding our operating leases is summarized below for the periods indicated (dollars in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities for operating leases:	$229	$57
ROU assets obtained in exchange for lease liabilities	–	1,119
Weighted average remaining lease term in months	45	57
Weighted average discount rate	1.1%	1.1%

The future minimum payments for operating leases with remaining terms of one year or more as of December 31, 2022 were as follows (in thousands):

Year ended December 31, 2023	$236
Year ended December 31, 2024	244
Year ended December 31, 2025	252
Year ended December 31, 2026	194
Total future minimum lease payments	926
Amounts representing interest	(20)
Present value of net future minimum lease payments	$906

Note 8 – Goodwill and Core Deposit Intangible

The Company recognized goodwill of $25.9 million and a core deposit intangible of $2.5 million. The following table presents the changes in the carrying amounts of goodwill and core deposit intangibles for the year ended December 31, 2022:

	Goodwill	Core Deposit Intangible
	(In thousands)
Balance at the beginning of the period	$25,996	$2,936
Additions	–	–
Change in deferred tax estimate	(138)	–
Amortization	–	(435)
Impairment	–	–
Balance at the end of the period	$25,858	$2,501

No impairment charges were recorded during 2022 or 2021 for goodwill impairment. Management’s assessment of goodwill is performed in accordance with ASC 350-20 – Intangibles-Goodwill and Other, which allows the Company to perform a qualitative assessment of goodwill to determine if it is more likely than not the fair value of the Company’s equity is below its carrying value. The Company performed its qualitative assessment as of December 31, 2022.

The carrying value and accumulated amortization related to the Company’s core deposit intangible consisted of the following at December 31, 2022:

(In thousands)

Core deposit intangible acquired	$3,329
Less: accumulated amortization	(828)
$2,501

The following table outlines the estimated amortization expense related to the core deposit intangible during the next five fiscal years:

(In thousands)

2023	$390
2024	336
2025	315
2026	304
2027	291
Thereafter	865
$2,501

Note 9 – Fair Value

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
At December 31, 2022:
Securities available-for-sale:
Federal agency mortgage-backed	$–	$74,169	$–	$74,169
Federal agency CMO	–	26,100	–	26,100
Federal agency debt	–	51,425	–	51,425
Municipal bonds	–	4,197	–	4,197
U.S. Treasuries	160,589	–	–	160,589
SBA pools	–	12,269	–	12,269

At December 31, 2021:
Securities available-for-sale:
Federal agency mortgage-backed	$–	$70,030	$–	$70,030
Federal agency CMO	–	9,287	–	9,287
Federal agency debt	–	37,988	–	37,988
Municipal bonds	–	4,915	–	4,915
U.S. Treasuries	17,951	–	–	17,951
SBA pools	–	16,225	–	16,225

There were no transfers between Level 1, Level 2, or Level 3 during the years ended December 31, 2022 and 2021.

Fair Values of Financial Instruments

The carrying amounts and estimated fair values of financial instruments as of the periods indicated were as follows:

	Carrying	Fair Value Measurements at December 31, 2022
	Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$16,105	$16,105	$–	$–	$16,105
Securities available-for-sale	328,749	160,589	168,160	–	328,749
Loans receivable held for investment	768,046	–	–	641,088	641,088
Accrued interest receivable	3,973	442	793	2,738	3,973
Bank owned life insurance	3,233	3,233	–	–	3,233
Financial Liabilities:
Deposits	$686,916	$–	$673,615	$–	$673,615
Federal Home Loan Bank advances	128,344	–	126,328	–	126,328
Securities sold under agreements to repurchase	63,471	–	60,017	–	60,017
Note payable	14,000	–	–	14,000	14,000
Accrued interest payable	453	–	453	–	453

	Carrying	Fair Value Measurements at December 31, 2021
	Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$231,520	$231,520	$–	$–	$231,520
Securities available-for-sale	156,396	17,951	138,445	–	156,396
Loans receivable held for investment	648,513	–	–	623,778	623,778
Accrued interest receivable	3,372	19	1,089	2,264	3,372
Bank owned life insurance	3,190	3,190	–	–	3,190
Financial Liabilities:
Deposits	$788,052	$–	$754,181	$–	$754,181
Federal Home Loan Bank advances	85,952	–	87,082	–	87,082
Securities sold under agreements to repurchase	51,960	–	51,960	–	51,960
Note payable	14,000	–	–	14,000	14,000
Accrued interest payable	119	–	119	–	119
Note 10 – Deposits

Deposits are summarized as follows:

	December 31, 2022	December 31, 2021
	(In thousands)
Interest checking and other demand deposits	$5,764	$90,285
Non‑interest-bearing demand deposits	328,577	220,152
Money market deposits	155,200	204,888
Savings deposits	62,322	70,750
Certificates of deposit	135,053	201,977
Total	$686,916	$788,052

The Bank accepts two types of deposits from a deposit placement service called the Certificate of Deposit Account Registry Service. Reciprocal deposits are the Bank’s own retail deposits in amounts in excess of the insured limits. The CDARS program allows banks to place their customers’ funds in FDIC‑insured certificates of deposit at other banks and, at the same time, receive an equal sum of funds from the customers of other banks in the CDARS Network. These deposits totaled $74.6 million and $141.6 million at December 31, 2022 and 2021, respectively and are not considered to be brokered deposits.

One‑way deposits are also available using the CDARS program. With the one‑way program, the Bank accepts deposits from CDARS even though there is no customer account involved. These one-way deposits, which are considered to brokered deposits, totaled $0 and $223 thousand at December 31, 2022 and 2021, respectively.

At December 31, 2022 and 2021, the Bank had $4.3 million and $5.0 million in (non-CDARS) brokered deposits, respectively.

As of December 31, 2022 and 2021, approximately $212.9 million and $265.8 million of our total deposits were not insured by FDIC insurance.

Scheduled maturities of certificates of deposit for the next five years are as follows:

Maturity	Amount
(In thousands)
2023	$118,070
2024	10,767
2025	729
2026	5,312
2027	167
Thereafter	8
$135,053

Certificates of deposit of $250 thousand or more totaled $30.2 million and $20.4 million at December 31, 2022 and 2021, respectively.

The Company has a significant concentration of deposits with five long‑time customers that accounted for approximately 27% of its deposits as of December 31, 2022. The Company expects to maintain the relationships with the customers for the near term.

Deposits from principal officers, directors, and their affiliates totaled $24.3 million and $22.7 million at December 31, 2022 and 2021, respectively.

Note 11 – Federal Home Loan Bank Advances

The following table summarizes information relating to FHLB advances at or for the periods indicated:

	At or For the Year Ended December 31,
	2022	2021
	(Dollars in thousands)
FHLB Advances:
Average balance outstanding during the year	$61,593	$100,471
Maximum amount outstanding at any month‑end during the year	$128,823	$113,580
Balance outstanding at end of year	$128,344	$85,952
Weighted average interest rate at end of year	3.74%	1.85%
Average cost of advances during the year	1.74%	1.96%
Weighted average maturity (in months)	13	22

Each advance is subject to a prepayment penalty if paid before its maturity date. The advances were collateralized by $328.1 million and $165.0 million of commercial real estate loans at December 31, 2022 and 2021, respectively, under a blanket lien arrangement.  Based on collateral pledged and the Company’s holdings of FHLB stock as of December 31, 2022, the Company was eligible to borrow up to an additional $70.6 million at year‑end 2022. In addition, the Bank had additional lines of credit of $10.0 million with other financial institutions as of that date.

Scheduled maturities of FHLB advances are as follows:

Amount
(In thousands)
2023	$95,500
2024	–
2025	32,844
$128,344

Note 12 – Junior Subordinated Debentures

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

On September 17, 2021, the Company fully redeemed its Floating Rate Junior Subordinated Debentures for $2.8 million.

Note 13 – Securities Sold Under Agreements to Repurchase

The Bank enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Bank may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Bank to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Banks’s consolidated statements of financial condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. As of December 31, 2022, securities sold under agreements to repurchase totaled $63.5 million at an average rate of 0.38%. These agreements mature on a daily basis, but we expect the agreements to be available in the foreseeable future. The market value of securities pledged totaled $64.4 million as of December 31, 2022 and included $33.3 million of federal agency debt, $19.2 million of U.S. Treasuries and $11.9 million of federal agency mortgage-backed securities. As of December 31, 2021, securities sold under agreements to repurchase totaled $52.0 million at an average rate of 0.10%. The market value of securities pledged totaled $53.2 million as of December 31, 2021 and included $25.9 million of federal agency mortgage-backed securities, $13.3 million of federal agency debt, $9.8 million of SBA pool, and $4.2 million of federal agency CMO.

Note 14 – Notes Payable

In connection with the New Market Tax Credit activities of City First Bank, CFC 45 is a partnership whose members include CFNMA and City First New Markets Fund II, LLC. This CDE acts in effect as a pass-through for a Merrill Lynch allocation totaling $14.0 million that needed to be deployed. In December 2015, Merrill Lynch made a $14.0 million non-recourse loan to CFC 45, whereby CFC 45 passed that loan through to a Qualified Active Low-Income Community Business. The loan to the QALICB is secured by a Leasehold Deed of Trust that, due to the pass-through, non-recourse structure, is operationally and ultimately for the benefit of Merrill Lynch rather than CFC 45. Debt service payments received by CFC 45 from the QALICB are passed through to Merrill Lynch in return for which CFC 45 receives a servicing fee. The financial statements of CFC 45 are consolidated with those of the Bank and the Company.

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

Note 15 – Employee Benefit Plans

401(k) Plans

As of December 31, 2021,  the Company was operating under two different 401(k) plans.

In July of 2022, the Broadway Federal Bank 401(k) benefit plan and the City First Bank 401(k) benefit plan were combined into one plan called “the City First Bank 401(k) benefit plan” (the “401(k) Plan”). The 401(k) Plan allows employee contributions for substantially all employees up to 15% of their compensation, which are matched at a rate equal to 50% of the first 6% of compensation contributed. In addition, the 401(k) Plan makes a non-elective safe harbor contribution of 3% of each eligible employee’s compensation. Expenses related to the 401(k) plans totaled $309 thousand in 2022 and $316 thousand for 2021.

ESOP Plan

Employees participate in an Employee Stock Option Plan (“ESOP”) after attaining certain age and service requirements. During 2022, the ESOP purchased 466,955 shares of the Company’s common stock at a cost of $1.07 per share for a total cost of $500 thousand which was funded with a $5 million line of credit from the Company. During the first quarter of 2023, the ESOP purchased 1,156,076 additional shares of the Company’s common stock at a cost of $1.30 per share for a total cost of $1.5 million which was funded with the line of credit. Any loans or borrowings under the line of credit will be repaid from the Bank’s discretionary contributions to the ESOP, net of dividends paid, over a period of 20 years. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. When loan payments are made, shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid‑in capital. Dividends on allocated shares increase participant accounts. Dividends on unallocated shares will be used to repay the loan. At the end of employment, participants will receive shares for their vested balance. Compensation expense related to the ESOP was $66 thousand for 2022 and $109 thousand for 2021.

Shares held by the ESOP were as follows:

	December 31, 2022	December 31, 2021
	(Dollars in thousands)
Allocated to participants	1,057,504	1,087,216
Committed to be released	9,892	10,064
Suspense shares	948,488	521,618
Total ESOP shares	2,015,884	1,618,898
Fair value of unearned shares	$1,015	$1,454

During 2022 and 2021, 40,257 and 40,945 of ESOP shares were released for allocation to participants, respectively. The outstanding balance of unearned ESOP shares at December 31, 2022 and 2021 were $1.3 million and $829 thousand, respectively, which are shown as unearned ESOP shares in the equity section of the consolidated statements of financial condition.

During December of 2022, the Company issued a $5 million line of credit to the ESOP Plan for the purchase of additional shares. As of December 31, 2022, the trustee for the ESOP had purchased 466,955 shares at a total cost of $500 thousand.

Note 16 – Income Taxes

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

Income tax expense (benefit) was as follows:

	2022	2021
	(In thousands)
Current
Federal	$700	$4
State	218	(38)
Deferred
Federal	944	(909)
State	551	(363)
Change in Valuation Allowance	–	369
Total	$2,413	$(937)

Effective tax rates differ from the federal statutory rate of 21% applied to income before income taxes due to the following:

	2022	2021
	(In thousands)
Federal statutory rate times financial statement net gain (loss)	$1,705	$(1,026)
Effect of:
State taxes, net of federal benefit	623	(292)
Earnings from bank owned life insurance	(9)	(9)
Merger-related expense	–	195
Low-income housing credits	(6)	(58)
Change in valuation allowance	–	369
Tax effect of stock-based compensation	25	(129)
Other, net	75	13
Total	$2,413	$(937)

Year‑end deferred tax assets and liabilities were due to the following:

	2022	2021
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$1,063	$677
Accrued liabilities	555	954
State income taxes	45	1
Stock compensation	226	154
Net operating loss carryforward	2,616	3,946
Non‑accrual loan interest	–	51
Partnership investment	257	155
General business credit	1,962	2,006
Alternative minimum tax credit	5	5
Net unrealized loss on securities available-for-sale	7,388	464
Right of use liability	266	319
Fair value adjustment on acquired loans	291	521
Other	332	363
Total deferred tax assets	15,006	9,616
Less: valuation allowance	(369)	(369)
Total deferred tax assets, net of valuation allowance	14,637	9,247
Deferred tax liabilities:
Section 481 adjustments to bad debts	(7)	(6)
Deferred loan fees/costs	(776)	(750)
Basis difference on fixed assets	(723)	(702)
FHLB stock dividends	(90)	(98)
Nonaccrual loan interest	(8)	–
Prepaid expenses	(186)	(220)
Right of use assets	(256)	(317)
Core deposit intangibles	(719)	(1,053)
Total deferred tax liabilities	(2,765)	(3,146)
Net deferred tax assets	$11,872	$6,101

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluated both positive and negative evidence, the amount of taxes paid in available carry‑back years, and the forecasts of future income and tax planning strategies. Based on this analysis, management determined that, as of December 31, 2022, a valuation allowance of $369 thousand was required on the Company’s deferred tax assets, which totaled $11.9 million (net of valuation allowance). As of December 31, 2021, a valuation allowance of $369 thousand was required on the Company’s deferred tax assets, which totaled $6.1 million (net of valuation allowance).

As of December 31, 2022, the Company had federal net operating loss carryforwards of $3.1 million. Approximately $2.7 million of the federal net operating loss carryforwards can be carried forward indefinitely. The remaining $364 thousand will begin to expire, if not utilized, in 2036 through 2037. The Company also had California net operating loss carryforwards of $23.0 million which will begin to expire in 2031 through 2041 if not utilized. The Company also had federal general business credits of $2.0 million, which will begin to expire in 2030 through 2041, if not utilized.

The Company did not have any unrecognized tax benefits as of December 31, 2022 and 2021.

Federal tax years 2018 through 2022 remain open for the assessment of Federal income tax. California tax years 2017 through 2022 remain open for the assessment of California franchise tax. The Company is not currently under examination by any tax authorities.

Note 17 – Stock‑Based Compensation

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

On July 25, 2018, the stockholders approved the 2018 Long‑Term Incentive Plan (“2018 LTIP”). As with the 2008 LTIP, the 2018 LTIP permits the grant of non‑qualified and incentive stock options, stock appreciation rights, full value awards and cash incentive awards. The plan will be in effect for ten years. The maximum number of shares that can be awarded under the plan is 1,293,109 shares of common stock. As of December 31, 2022, 897,800 shares had been awarded and 395,309 shares were available under the 2018 LTIP.

No stock options were granted during the year ended December 31, 2022.

The following table summarizes stock option activity during the year ended December 31, 2022:

	2022
	Number Outstanding	Weighted Average Exercise Price
Outstanding at beginning of year	450,000	$1.62
Granted during the year	–	–
Exercised during the year	–	–
Forfeited or expired during the year	(200,000)	–
Outstanding at end of year	250,000	$1.62
Exercisable at end of year	250,000	$1.62

There was no stock-based compensation expense related to stock options during 2022 as there was no remaining unrecognized compensation cost related to non-vested options granted under the plan as of December 31, 2021. For the year ended December 31, 2021, the Company recorded $7 thousand of stock‑based compensation expense related to stock options.

Options outstanding and exercisable at year‑end 2022 were as follows:

	Outstanding				Exercisable
Grant Date	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
February 24, 2016	250,000		$1.62		250,000	$1.62
	250,000	3.13 years	$1.62	$–	250,000	$1.62	$–

Stock Awards to Directors

In February 2022 and 2021, the Company awarded 47,187 and 20,736 shares of common stock, respectively, to its directors under the 2018 LTIP, which are fully vested.  The Company recorded $84 thousand and $45 thousand of compensation expense in the years ended December 31, 2022 and December 31, 2021, respectively, based on the fair value of the stock on the date of the award.

In July of 2021, the Company awarded 64,516 shares of common stock to its Chief Executive Officer, which are fully vested. The company recorded $200 thousand of compensation expense for the year ended December 31, 2021 based on the fair value of the stock on the date of the award.

Restricted Stock Awards to Employees

In March of 2022, the Company issued 495,262 shares to its officers and employees under the 2018 LTIP. Each restricted stock award was valued based on the fair value of the stock on the date of the award. These awarded shares of restricted stock fully vest over periods ranging from 36 months to 60 months from their respective dates of grant. Stock-based compensation is recognized on a straight-line basis over the vesting period. There were no shares issued to officers and employees during 2021. During 2022 and 2021, the Company recorded $363 thousand and $153 thousand of stock-based compensation expense related to shares awarded to employees.

A summary of restricted stock unit activity for the year ended December 31, 2022 is as follows:

	Restricted Stock Units (In thousands)	Weighted Average Grant Date Fair Value	Remaining Contractual Life (months)
Unvested at December 31, 2021	–	–	–
Granted during period	495,262	$1.53	53
Vested during period	–	–	–
Forfeited or expired during period	(71,668)	–	–
Unvested at December 31, 2022	423,594	$1.53	43

As of December 31, 2022, there was $517 thousand of total unrecognized equity-based compensation expense that the Company expects to recognize over the remaining contractual life.

Note 18 – Regulatory Matters

The Bank’s capital requirements are administered by the Office of the Comptroller of the Currency and involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by the OCC.  Failure to meet capital requirements can result in regulatory action.

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have developed a Community Bank Leverage Ratio (the ratio of a bank’s tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies have set the Community Bank Leverage Ratio at 9%. The Coronavirus Aid Relief and Economic Security Act temporarily lowered this ratio to 8% beginning in the three months ended September 30, 2020. The ratio then rose to 8.5% for 2021 and reestablished at 9% on January 1, 2022.

City First Bank, N.A. elected to adopt the CBLR option on April 1, 2020 as reflected in its June 30, 2020  Call Report. Its CBLR as of December 31, 2022 and 2021 is shown in the table below.

	Actual		Minimum Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2022:
Community Bank Leverage Ratio	$181,304	15.75%	$103,591	9.00%
December 31, 2021:
Community Bank Leverage Ratio	$98,590	9.32%	$89,871	8.50%

At December 31, 2022, the Company and the Bank met all the capital adequacy requirements to which they were subject. In addition, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred that would materially adversely change the Bank’s capital classifications. From time to time, we may need to raise additional capital to support the Bank’s further growth and to maintain the “well capitalized” status.

The Bank’s capital requirements are administered by the OCC and involve quantitative measures of assets, liabilities, and certain off‑balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the OCC. Failure to meet capital requirements can result in regulatory action.

Note 19 – Loan Commitments and Other Related Activities

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

The contractual amounts of financial instruments with off‑balance‑sheet risk at year‑end were as follows:

	2022	2021
	(In thousands)
Commitments to make loans	$15,160	$13,384
Unfunded construction loans	27,811	10,352
Unused lines of credit – variable rates	13,341	9,326

Commitments to make loans are generally made for periods of 60 days or less.

Note 20 – Parent Company Only Condensed Financial Information

Condensed financial information of Broadway Financial Corporation follows:

Condensed Balance Sheet
December 31,

	2022	2021
	(In thousands)
Assets
Cash and cash equivalents	$84,015	$9,305
Investment in bank subsidiary	192,977	131,540
Other assets	2,725	4,068
Total assets	$279,717	$144,913
Liabilities and stockholders’ equity
Accrued expenses and other liabilities	$235	$583
Stockholders’ equity	279,482	144,330
Total liabilities and stockholders’ equity	$279,717	$144,913

Condensed Statements of Income
Years Ended December 31,

	2022	2021
	(In thousands)
Interest income	$88	$27
Interest expense	–	(60)
Other expense	(877)	(1,982)
Income (loss) before income tax and undistributed subsidiary income	(789)	(2,015)
Income tax benefits	85	405
Equity in undistributed subsidiary income (loss)	6,340	(2,440)
Net income (loss)	$5,636	$(4,050)

Condensed Statements of Cash Flows
Years Ended December 31,

	2022	2021
	(In thousands)
Cash flows from operating activities
Net income (loss)	$5,636	$(4,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in undistributed subsidiary loss (income)	(6,340)	2,440
Change in other assets	1,196	(1,333)
Change in accrued expenses and other liabilities	(348)	504
Net cash used in operating activities	144	(2,439)
Cash flows from investing activities
Capital distribution to bank subsidiary	(75,000)	(20,000)
Dividends from bank subsidiary	–	700
Net cash (used in) provided by investing activities	(75,000)	(19,300)
Cash flows from financing activities
Proceeds from sale of stock	–	30,837
Issuance of preferred stock	150,000	–
Repayments of borrowings	–	(3,315)
Equity in CFBanc Corp on date of purchase	–	3,330
Increase in unreleased ESOP shares	(500)	–
Proceeds from repayment of ESOP loan	66	66
Net cash used in financing activities	149,566	30,918
Net change in cash and cash equivalents	74,710	9,179
Beginning cash and cash equivalents	9,305	126
Ending cash and cash equivalents	$84,015	$9,305

There was $3.0 million of non-cash financing activities for the exchange of preferred stock for common stock in 2022.

Note 21 – Earnings (Loss) Per Common Share

The factors used in the earnings per common share computation follow:

	2022	2021
	(Dollars in thousands, except share and per share)
Net income (loss) attributable to Broadway Financial Corporation	$5,636	$(4,050)
Less net income (loss) attributable to participating securities	32	2
Income (loss) available to common stockholders	$5,604	$(4,052)
Weighted average common shares outstanding for basic earnings (loss) per common share	72,409,020	60,151,556
Add: dilutive effects of unvested restricted stock awards	413,892	–
Add: dilutive effects of assumed exercise of stock options	–	–
Weighted average common shares outstanding for diluted earnings (loss) per common share	72,822,912	60,151,556
Earnings (loss) per common share - basic	$0.08	$(0.07)
Earnings (loss) per common share - diluted	$0.08	$(0.07)

Stock options for 250,000 shares of common stock for the year ended December 31, 2022, were not considered in computing diluted earnings per common share because they were anti‑dilutive.

Basic earnings (loss) per share of common stock is computed pursuant to the two-class method by dividing net loss available to common stockholders less dividends paid on participating securities (unvested shares of restricted common stock) and any undistributed loss attributable to participating securities by the weighted average common shares outstanding during the period. The weighted average common shares outstanding includes the weighted average number of shares of common stock outstanding less the weighted average number of unvested shares of restricted common stock. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per share of common stock includes the dilutive effect of unvested stock awards and additional potential common shares issuable under stock options. 2022. Because the Company recorded a loss for the year ended December 31, 2021, no unvested stock awards or potential common shares issuable under stock options were included in diluted earnings per share in either year.

Note 22 – Subsequent Events

The Company evaluated its December 31, 2022 consolidated financial statements for subsequent events through the date these financial statements were issued.