Form 10-Q
period 2023-03-31
BROADWAY FINANCIAL CORP \DE\
filed 2023-05-16
CIK 1001171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 9, 2023, 48,710,335 shares of the Registrant’s Class A voting common stock, 11,404,618 shares of the Registrant’s Class B non-voting common stock and 13,380,516 shares of the Registrant’s Class C non-voting common stock were outstanding.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition
(In thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:
Cash and due from banks	$8,432	$7,459
Interest-bearing deposits in other banks	21,216	8,646
Cash and cash equivalents	29,648	16,105
Securities available-for-sale, at fair value	329,026	328,749
Loans receivable held for investment, net of allowance of $6,285 and $4,388	776,053	768,046
Accrued interest receivable	4,219	3,973
Federal Home Loan Bank (FHLB) stock	7,300	5,535
Federal Reserve Bank (FRB) stock	3,543	5,264
Office properties and equipment, net	10,122	10,291
Bank owned life insurance	3,242	3,233
Deferred tax assets, net	10,823	11,872
Core deposit intangible, net	2,403	2,501
Goodwill	25,858	25,858
Other assets	2,824	2,866
Total assets	$1,205,061	$1,184,293

Liabilities and stockholders’ equity
Liabilities:
Deposits	$657,542	$686,916
Securities sold under agreements to repurchase	70,941	63,471
FHLB advances	168,810	128,344
Notes payable	14,000	14,000
Accrued expenses and other liabilities	13,900	11,910
Total liabilities	925,193	904,641
Non-Cumulative Redeemable Perpetual Preferred stock, Series C; authorized 150,000 shares at March 31, 2023 and December 31, 2022; issued and outstanding 150,000 shares at March 31, 2023 and December 31, 2022; liquidation value $1,000 per share	150,000	150,000
Common stock, Class A, $0.01 par value, voting; authorized 75,000,000 shares at March 31, 2023 and December 31, 2022; issued 51,335,981 shares at March 31, 2023 and 51,265,209 shares at December 31, 2022; outstanding 48,718,155 shares at March 31, 2023 and 48,647,383 shares at December 31, 2022	513	513
Common stock, Class B, $0.01 par value, non-voting; authorized 15,000,000 shares at March 31, 2023 and December 31, 2022; issued and outstanding 11,404,618 shares at March 31, 2023 and December 31, 2022	114	114
Common stock, Class C, $0.01 par value, non-voting; authorized 25,000,000 shares at March 31, 2023 and December 31, 2022; issued and outstanding 13,380,516 at March 31, 2023 and December 31, 2022	134	134
Additional paid-in capital	143,621	143,491
Retained earnings	9,611	9,294
Unearned Employee Stock Ownership Plan (ESOP) shares	(3,963)	(1,265)
Accumulated other comprehensive loss, net of tax	(15,028)	(17,473)
Treasury stock-at cost, 2,617,826 shares at March 31, 2023 and at December 31, 2022	(5,326)	(5,326)
Total Broadway Financial Corporation and Subsidiary stockholders’ equity	279,676	279,482
Non-controlling interest	192	170
Total liabilities and stockholders’ equity	$1,205,061	$1,184,293

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive income (loss)
(In thousands, except per share amounts)
 (Unaudited)

	Three Months Ended March 31,
	2023	2022
Interest income:
Interest and fees on loans receivable	$8,666	$7,336
Interest on available-for-sale securities	2,180	591
Other interest income	328	84
Total interest income	11,174	8,011

Interest expense:
Interest on deposits	1,303	350
Interest on borrowings	1,597	489
Total interest expense	2,900	839

Net interest income	8,274	7,172
Provision for credit losses	88	148
Net interest income after provision for credit losses	8,186	7,024

Non-interest income:
Service charges	61	64
Other	228	217
Total non-interest income	289	281

Non-interest expense:
Compensation and benefits	3,749	3,619
Occupancy expense	303	442
Information services	715	865
Professional services	505	364
Supervisory costs	94	157
Office services and supplies	22	61
Advertising and promotional expense	68	50
Corporate insurance	62	53
Appraisal and other loan expense	43	30
Amortization of core deposit intangible	98	109
Travel expense	78	27
Other	469	183
Total non-interest expense	6,206	5,960

Income before income taxes	2,269	1,345
Income tax expense	674	363
Net income	$1,595	$982
Less: Net income attributable to non-controlling interest	22	24
Net income attributable to Broadway Financial Corporation	$1,573	$958

Other comprehensive income, net of tax:
Unrealized gains (losses) on securities available-for-sale arising during the period	$3,433	$(8,154)
Income tax expense (benefit)	988	(2,307)
Other comprehensive income (loss), net of tax	2,445	(5,847)

Comprehensive income (loss)	$4,018	$(4,889)

Earnings per common share-basic	$0.02	$0.01
Earnings per common share-diluted	$0.02	$0.01

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income	$1,595	$982
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	88	148
Depreciation	172	30
Net change of deferred loan origination costs	(223)	(148)
Net amortization of premiums & discounts on available-for-sale securities	(253)	118
Amortization of purchase accounting marks on loans	–	(465)
Amortization of core deposit intangible	98	109
Director compensation expense-common stock	96	84
Accretion of premium on FHLB advances	1	(11)
Stock-based compensation expense	38	15
ESOP compensation expense	(202)	18
Earnings on bank owned life insurance	(9)	(10)
Change in assets and liabilities:
Net change in deferred taxes	569	234
Net change in accrued interest receivable	(246)	923
Net change in other assets	42	(3,524)
Net change in accrued expenses and other liabilities	2,035	(311)
Net cash provided by (used in) operating activities	3,801	(1,808)

Cash flows from investing activities:
Net change in loans receivable held for investment	(9,681)	(4,396)
Principal payments on available-for-sale securities	3,409	4,724
Purchase of available-for-sale securities	–	(26,908)
Purchase of FHLB stock	(1,765)	–
Proceeds from redemption of FHLB stock	–	351
Proceeds from redemption of FRB stock	1,721	–
Purchase of office properties and equipment	(3)	(67)
Net cash used in investing activities	(6,319)	(26,296)

Cash flows from financing activities:
Net change in deposits	(29,374)	51,662
Net change in securities sold under agreements to repurchase	7,470	4,043
Increase in unreleased ESOP shares	(2,500)	–
Dividends paid on preferred stock	–	(15)
Proceeds from FHLB advances	40,500	–
Repayments of FHLB advances	(35)	(13,000)
Net cash provided by financing activities	16,061	42,690
Net change in cash and cash equivalents	13,543	14,586
Cash and cash equivalents at beginning of the period	16,105	231,520
Cash and cash equivalents at end of the period	$29,648	$246,106

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,882	$822
Cash paid for income taxes	–	–

Supplemental non-cash disclosures:
Common stock issued in exchange for preferred stock	–	3,000

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Three-Month Period Ended March 31, 2023 and 2022
	Preferred Stock Non-Voting	Common Stock Voting	Common Stock Non-Voting	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Non-Controlling Interest	Total Stockholders’ Equity
	(In thousands)
Balance at January 1, 2023	$150,000	$513	$248	$143,491	$(17,473)	$9,294	$(1,265)	$(5,326)	$170	$279,652
Cumulative effect of change related to adoption of ASU 2016-13	–	–	–	–	–	(1,256)	–	–	–	(1,256)
Adjusted balance, January 1, 2023	150,000	513	248	143,491	(17,473)	8,038	(1,265)	(5,326)	170	278,396
Net income	–	–	–	–	–	1,573	–	–	22	1,595
Release of unearned ESOP shares	–	–	–	(4)	–	–	(198)	–	–	(202)
Increase in unreleased shares	–	–	–	–	–	–	(2,500)	–	–	(2,500)
Stock-based compensation expense	–	–	–	38	–	–	–	–	–	38
Director stock compensation expense	–	–	–	96	–	–	–	–	–	96
Other comprehensive income, net of tax	–	–	–	–	2,445	–	–	–	–	2,445
Balance at March 31, 2023	$150,000	$513	$248	$143,621	$(15,028)	$9,611	$(3,963)	$(5,326)	$192	$279,868

Balance at January 1, 2022	$3,000	$463	$281	$140,289	$(551)	$3,673	$(829)	$(5,326)	$100	$141,100
Net income	–	–	–	–	–	958	–	–	24	982
Conversion of preferred stock into common stock	(3,000)	12	–	2,988	–	–	–	–	–	–
Conversion of non-voting common shares into voting common shares	–	9	(9)	–	–	–	–	–	–	–
Release of unearned ESOP shares	–	–	–	2	–	–	16	–	–	18
Dividends paid on preferred stock	–	–	–	–	–	(15)	–	–	–	(15)
Director stock compensation expense	–	–	–	84	–	–	–	–	–	84
Stock-based compensation expense	–	5	–	10	–	–	–	–	–	15
Other comprehensive loss, net of tax	–	–	–	–	(5,847)	–	–	–	–	(5,847)
Balance at March 31, 2022	$–	$489	$272	$143,373	$(6,398)	$4,616	$(813)	$(5,326)	$124	$136,337

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
NOTE 1 – Basis of Financial Statement Presentation

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q.  These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”) and, accordingly, should be read in conjunction with such audited consolidated financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Subsequent events have been evaluated through the date these financial statements were issued.

Except as discussed below, our accounting policies are described in Note 1 – Summary of Significant Accounting Policies of our audited consolidated financial statements included in the 2022 Form 10-K.

Allowance for Credit Losses – Securities

Effective January 1, 2023, the Company accounts for the allowance for credit losses (“ACL”) on securities in accordance with Accounting Standards Codification Topic 326 (“ASC 326”) – Financial Instruments-Credit Losses. The ACL on securities is recorded at the time of purchase or acquisition, representing the Company’s best estimate of current expected credit losses (“CECL”) as of the date of the consolidated statements of financial condition.

For available-for-sale investment securities, the Company performs a qualitative evaluation for those securities that are in an unrealized loss position to determine if the decline in fair value is credit related or non-credit related. In determining whether a security’s decline in fair value is credit related, the Company considers a number of factors including, but not limited to: (i) the extent to which the fair value of the investment is less than its amortized cost; (ii) the financial condition and near-term prospects of the issuer; (iii) any downgrades in credit ratings; (iv) the payment structure of the security, (v) the ability of the issuer of the security to make scheduled principal and interest payments, and (vi) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads. For investment securities where the Company has reason to believe the credit loss exposure is remote, a zero credit loss assumption is applied. Such investment securities typically consist of those guaranteed by the U.S. government or other government enterprises, where there is an explicit or implicit guarantee by the U.S. government, that are highly rated by rating agencies, and historically have had no credit loss experience.

If it is determined that the unrealized loss, or a portion thereof, is credit related, the Company records the amount of credit loss through a charge to the provision for credit losses in current period earnings. However, the amount of credit loss recorded in current period earnings is limited to the amount of the total unrealized loss on the security, which is measured as the amount by which the security’s fair value is below its amortized cost. If the Company intends to sell a security that is in an unrealized loss position, or if it is more likely than not the Company will be required to sell a security in an unrealized loss position, the total amount of the unrealized loss is recognized in current period earnings through the provision for credit losses. Unrealized losses deemed non-credit related are recorded, net of tax, in accumulated other comprehensive income (loss).

The Company’s assessment of available-for-sale investment securities as of March 31, 2023, indicated that an ACL was not required. The Company analyzed available-for-sale investment securities that were in an unrealized loss position and determined the decline in fair value for those securities was not related to credit, but rather related to changes in interest rates and general market conditions. As such, no ACL was recorded for available-for-sale securities as of March 31, 2023.

Allowance for Credit Losses - Loans

Effective January 1, 2023, the Company accounts for credit losses on loans in accordance with ASC 326, which requires the Company to record an estimate of expected lifetime credit losses for loans at the time of origination or acquisition. The ACL is maintained at a level deemed appropriate by management to provide for expected credit losses in the portfolio as of the date of the consolidated statements of financial condition. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. The measurement of the ACL is performed by collectively evaluating loans with similar risk characteristics. The Company measures the ACL for each of its loan segments using the weighted-average remaining maturity (“WARM”) method. The weighted average remaining life, including the effect of estimated prepayments, is calculated for each loan pool on a quarterly basis. The Company then estimates a loss rate for each pool using both its own historical loss experience and the historical losses of a group of peer institutions during the period from 2004 through the most recent quarter.

The Company’s ACL model also includes adjustments for qualitative factors, where appropriate. Since historical information (such as historical net losses) may not always, by itself, provide a sufficient basis for determining future expected credit losses, the Company periodically considers the need for qualitative adjustments to the ACL. Qualitative adjustments may be related to and include, but not limited to factors such as: (i) changes in lending policies and procedures, including changes in underwriting standards and collections, charge offs, and recovery practices; (ii) changes in international, national, regional, and local conditions; (iii) changes in the nature and volume of the portfolio and terms of loans; (iv) changes in the experience, depth, and ability of lending management; (v) changes in the volume and severity of past due loans and other similar conditions; (vi) changes in the quality of the organization’s loan review system; (vii) changes in the value of underlying collateral for collateral dependent loans; (viii) the existence and effect of any concentrations of credit and changes in the levels of such concentrations; and (ix) the effect of other external factors (i.e., competition, legal and regulatory requirements) on the level of estimated credit losses.

The Company has a credit portfolio review process designed to detect problem loans. Problem loans are typically those of a substandard or worse internal risk grade, and may consist of loans on nonaccrual status, loans that have recently been modified in response to a borrower’s deteriorating financial condition, loans where the likelihood of foreclosure on underlying collateral has increased, collateral dependent loans, and other loans where concern or doubt over the ultimate collectability of all contractual amounts due has become elevated. Such loans may, in the opinion of management, be deemed to no longer possess risk characteristics similar to other loans in the loan portfolio, because the specific attributes and risks associated with the loan have likely become unique as the credit quality of the loan deteriorates. As such, these loans may require individual evaluation to determine an appropriate ACL for the loan. When a loan is individually evaluated, the Company typically measures the expected credit loss for the loan based on a discounted cash flow approach, unless the loan has been deemed collateral dependent. Collateral dependent loans are loans where the repayment of the loan is expected to come from the operation of and/or eventual liquidation of the underlying collateral. The ACL for collateral dependent loans is determined using estimates of the fair value of the underlying collateral, less estimated selling costs.

The estimation of the appropriate level of the ACL requires significant judgment by management. Although management uses the best information available to make these estimations, future adjustments to the ACL may be necessary due to economic, operating, regulatory, and other conditions that may extend beyond the Company’s control. Changes in management’s estimates of forecasted net losses could materially change the level of the ACL. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ACL and credit review process. Such agencies may require the Company to recognize additions to the ACL based on judgments different from those of management.

The Company has segmented the loan portfolio according to loans that share similar attributes and risk characteristics. Each segment possesses varying degrees of risk based on, among other things, the type of loan, the type of collateral, and the sensitivity of the borrower or industry to changes in external factors such as economic conditions. The Company determines the ACL for loans based on this more detailed loan segmentation and classification. These segments, and the risks associated with each segment, are as follows:

Real Estate: Single Family – Subject to adverse employment conditions in the local economy leading to increased default rate, decreased market values from oversupply in a geographic area and incremental rate increases on adjustable-rate mortgages which may impact the ability of borrowers to maintain payments.

Real Estate: Multi‑Family – Subject to adverse various market conditions that cause a decrease in market value or lease rates, changes in personal funding sources for tenants, oversupply of units in a specific region, population shifts and reputational risks.

Real Estate: Commercial Real Estate – Subject to adverse conditions in the local economy which may lead to reduced cash flows due to vacancies and reduced rental rates, and decreases in the value of underlying collateral.

Real Estate: Church – Subject to adverse economic and employment conditions, which may lead to reduced cash flows from members’ donations and offerings, and the stability, quality, and popularity of church leadership.

Real Estate: Construction – Subject to adverse conditions in the local economy, which may lead to reduced demand for new commercial, multi‑family, or single family buildings or reduced lease or sale opportunities once the building is complete.

Commercial and SBA Loans – Subject to industry and economic conditions including decreases in product demand.

Consumer – Subject to adverse employment conditions in the local economy, which may lead to higher default rates.

Modified Loans to Borrowers Experiencing Financial Difficulty

In certain instances, the Company makes modifications to loans in order to alleviate temporary difficulties in the borrower’s financial condition and/or constraints on the borrower’s ability to repay the loan, and to minimize potential losses to the Company. Modifications may include: changes in the amortization terms of the loan, reductions in interest rates, acceptance of interest only payments, and reductions to the outstanding loan balance. Such loans are typically placed on nonaccrual status when there is doubt concerning the full repayment of principal and interest or the loan has been in default for a period of 90 days or more. Such loans may be returned to accrual status when all contractual amounts past due have been brought current, and the borrower’s performance under the modified terms of the loan agreement and the ultimate collectability of all contractual amounts due under the modified terms is no longer in doubt. The Company typically measures the ACL on these loans on an individual basis as the loans are deemed to no longer have risk characteristics that are similar to other loans in the portfolio. The determination of the ACL for these loans is based on a discounted cash flow approach, unless the loan is deemed collateral dependent, which requires measurement of the ACL based on the estimated expected fair value of the underlying collateral, less selling costs.

Accounting Pronouncements Recently Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU replaces the incurred loss impairment model in previous GAAP with a model that reflects current expected credit losses. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. CECL also requires credit losses on available-for-sale debt securities be measured through an allowance for credit losses when the fair value is less than the amortized cost basis. The new guidance also applies to off-balance sheet credit exposures. The ASU requires that all expected credit losses for financial assets held at the reporting date be measured based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU also requires enhanced disclosure, including qualitative and quantitative disclosures that provide additional information about significant estimates and judgments used in estimating credit losses. The provisions of this ASU became effective for the Company for all annual and interim periods beginning January 1, 2023.

In April 2019, the FASB issued ASU 2019-04 – Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815-Derivatives and Hedging, and Topic 825-Financial Instruments. This ASU was issued as part of an ongoing project on the FASB’s agenda for improving the Codification or correcting for its unintended application. The amendments in this ASU became effective for all interim and annual reporting periods for the Company on January 1, 2023. The Company adopted the provisions within this ASU in conjunction with the implementation of ASC 326, including: (i) the election to not measure credit losses on accrued interest receivable when such balances are written-off in a timely manner when deemed uncollectable and (ii) the election to not include the balance of accrued interest receivable as part of the amortized cost of a loan.

In May 2019, the FASB issued ASU 2019-05 - Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief. This ASU was issued to allow entities that have certain financial instruments within the scope of ASC 326-20 - Financial Instruments-Credit Losses-Measured at Amortized Cost to make an irrevocable election to elect the fair value option for those instruments in accordance with ASC 825 – Financial Instruments upon the adoption of ASC 326, which for the Company was January 1, 2023. The fair value option is not applicable to held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis. The Company did not elect the fair value option for any of its financial assets upon the adoption of ASC 326.

Effective January 1, 2023, the Company adopted the provisions of ASC 326 through the application of the modified retrospective transition approach, and recorded a net decrease of $1.3 million to the beginning balance of retained earnings as of January 1, 2023 for the cumulative effect adjustment. The following table illustrates the impact of the adoption of the CECL model under ASC 326 on the Company’s consolidated statements of financial position as of January 1, 2023:

	Pre-CECL Adoption	Impact of CECL Adoption	As Reported Under CECL
	(In thousands)
Assets:
Allowance for credit losses on available-for-sale securities	$–	$–	$–
Allowance for credit losses on loans	4,388	1,809	6,197
Deferred tax assets	11,872	508	12,380
Liabilities:
Allowance for credit losses on off-balance sheet exposures	412	(45)	367
Stockholders’ equity:
Retained earnings	9,294	(1,256)	8,038

The Company’s assessment of available-for-sale investment securities as of January 1, 2023 indicated that an ACL was not required. The Company analyzed available-for-sale investment securities that were in an unrealized loss position as of the date of adoption and determined the decline in fair value for those securities was not related to credit, but rather related to changes in interest rates and general market conditions. As such, no ACL was recorded for available-for-sale securities as of January 1, 2023.

Upon the adoption of ASC 326, the Company did not reassess purchased loans with credit deterioration (previously classified as purchased credit impaired loans under ASC 310-30).

In February 2019, the U.S. federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in the adverse regulatory capital effects of the impact of adoption of ASC 326 over a three-year period. As a result, entities have the option to gradually phase in the full effect of CECL on regulatory capital over a three-year transition period. The Company implemented its CECL model commencing January 1, 2023 and elected to phase in the full effect of CECL on regulatory capital over the three-year transition period.

In March 2022, the FASB issued ASU 2022-02 – Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The FASB issued this ASU in response to feedback the FASB received from various stakeholders in its post-implementation review process related to the issuance of ASU 2016-13. The amendments in this ASU include the elimination of accounting guidance for troubled debt restructurings (“TDRs”) in Subtopic 310-40 – Receivables-Troubled Debt Restructurings by Creditors, and introduce new disclosures and enhance existing disclosures concerning certain loan refinancings and restructurings when a borrower is experiencing financial difficulty. Under the provisions of this ASU, an entity must determine whether a modification results in a new loan or the continuation of an existing loan. Further, the amendments in this ASU require that an entity disclose current period gross charge-offs on financing receivables within the scope of ASC 326 by year of origination and class of financing receivable. The amendments in this ASU became effective for the Company on January 1, 2023, for all interim and annual periods. The adoption of the provisions in this ASU are applied prospectively and have resulted in additional disclosures concerning modifications of loans to borrowers experiencing financial difficulty, as well as disaggregated disclosure of charge-offs on loans.

Accounting Pronouncements Yet to Be Adopted

In March 2023, the FASB issued ASU 2023-02 – Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, a Consensus of the Emerging Issues Task Force. The amendments in this ASU allow the option for an entity to apply the proportional amortization method of accounting to other equity investments that are made for the primary purpose of receiving tax credits or other income tax benefits, if certain conditions are met. Prior to this ASU, the application of the proportional amortization method of accounting was limited to investments in low-income housing tax credit structures. The proportional amortization method of accounting results in the amortization of applicable investments, as well as the related income tax credits or other income tax benefits received, being presented on a single line in the consolidated statements of operations and comprehensive loss (within income tax expense). Under this ASU, an entity has the option to apply the proportional amortization method of accounting to applicable investments on a tax-credit-program-by-tax-credit-program basis. In addition, the amendments in this ASU require that all tax equity investments accounted for using the proportional amortization method use the delayed equity contribution guidance in paragraph 323-740-25-3, requiring a liability be recognized for delayed equity contributions that are unconditional and legally binding or for equity contributions that are contingent upon a future event when that contingent event becomes probable. Under this ASU, low-income housing tax credit investments for which the proportional amortization method is not applied can no longer be accounted for using the delayed equity contribution guidance. Further, this ASU specifies that impairment of low-income housing tax credit investments not accounted for using the equity method must apply the impairment guidance in Subtopic 323 – Investments-Equity Method and Joint Ventures. This ASU also clarifies that for low-income housing tax credit investments not accounted for under the proportional amortization method or the equity method, an entity shall account for them under Topic 321 – Investments-Equity Securities. The amendments in this ASU also require additional disclosures in interim and annual periods concerning investments for which the proportional amortization method is applied, including the nature of tax equity investments and the effect of tax equity investments and related income tax credits and other income tax benefits on the consolidated statements of financial position and results of operations. The provisions of this ASU are effective for the Company for interim and annual periods beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

NOTE 2 – Earnings Per Share of Common Stock

Basic earnings per share of common stock is computed pursuant to the two-class method by dividing net income available to common stockholders less dividends paid on participating securities (unvested shares of restricted common stock) and any undistributed earnings attributable to participating securities by the weighted average common shares outstanding during the period.  The weighted average common shares outstanding includes the weighted average number of shares of common stock outstanding less the weighted average number of unvested shares of restricted common stock. Employee Stock Option Plan (“ESOP”) shares are considered outstanding for this calculation unless unearned.  Diluted earnings per share of common stock includes the dilutive effect of unvested stock awards and additional potential common shares issuable under stock options.

The following table shows how the Company computed basic and diluted earnings per share of common stock for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands, except share and per share data)
Net income attributable to Broadway Financial Corporation	$1,573	$958
Less net income attributable to participating securities	7	7
Income available to common stockholders	$1,566	$951

Weighted average common shares outstanding for basic earnings per common share	71,442,163	72,039,378
Add: dilutive effects of unvested restricted stock awards	323,024	50,195
Add: dilutive effects of assumed exercise of stock options	–	490,372
Weighted average common shares outstanding for diluted earnings per common share	71,765,187	72,579,945

Earnings per common share - basic	$0.02	$0.01
Earnings per common share - diluted	$0.02	$0.01

NOTE 3 – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios as of the dates indicated and the corresponding amounts of unrealized gains and losses which were recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2023:
Federal agency mortgage-backed securities	$82,834	$2	$(9,819)	$73,017
Federal agency collateralized mortgage obligations (“CMO”)	27,077	–	(1,328)	25,749
Federal agency debt	55,734	–	(3,704)	52,030
Municipal bonds	4,858	–	(559)	4,299
U.S. Treasuries	166,255	–	(4,159)	162,096
SBA pools	13,415	9	(1,589)	11,835
Total available-for-sale securities	$350,173	$11	$(21,158)	$329,026
December 31, 2022:
Federal agency mortgage-backed securities	$84,955	$2	$(10,788)	$74,169
Federal agency CMOs	27,776	–	(1,676)	26,100
Federal agency debt	55,687	26	(4,288)	51,425
Municipal bonds	4,866	–	(669)	4,197
U.S. Treasuries	165,997	–	(5,408)	160,589
SBA pools	14,048	9	(1,788)	12,269
Total available-for-sale securities	$353,329	$37	$(24,617)	$328,749

As of March 31, 2023, investment securities with a market value of $87.6 million were pledged as collateral for securities sold under agreements to repurchase and included $33.9 million of U.S. Treasuries, $26.0 million of U.S. Government Agency securities, $22.2 million of mortgage-backed securities, $5.3 million of U.S. Small Business Administration (the“SBA”) pool securities and $273 thousand of federal agency CMO. As of December 31, 2022 investment securities with a market value of $64.4 million were pledged as collateral for securities sold under agreements to repurchase and included $33.3 million of federal agency debt, $19.2 million of U.S. Treasuries and $11.9 million of federal agency mortgage-backed securities (See Note 6 – Borrowings). There were no securities pledged to secure public deposits at March 31, 2023 or December 31, 2022.

At March 31, 2023, and December 31, 2022, there were no holdings of securities by any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The amortized cost and estimated fair value of all investment securities available-for-sale at March 31, 2023, by contractual maturities are shown below.  Contractual maturities may differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Due in one year or less	$24,876	$–	$(493)	$24,383
Due after one year through five years	194,958	–	(6,682)	188,276
Due after five years through ten years	35,270	–	(2,839)	32,431
Due after ten years (1)	95,069	11	(11,144)	83,936
	$350,173	$11	$(21,158)	$329,026

(1)	Mortgage-backed securities, collateralized mortgage obligations and SBA pools do not have a single stated maturity date and therefore have been included in the “Due after ten years” category.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
March 31, 2023:
Federal agency mortgage-backed securities	$13,826	$(562)	$58,935	$(9,257)	$72,761	$(9,819)
Federal agency CMOs	20,691	(663)	5,058	(665)	25,749	(1,328)
Federal agency debt	23,548	(580)	28,482	(3,124)	52,030	(3,704)
Municipal bonds	–	–	4,299	(559)	4,299	(559)
U. S. Treasuries	135,522	(2,615)	26,574	(1,544)	162,096	(4,159)
SBA pools	–	–	10,106	(1,589)	10,106	(1,589)
Total unrealized loss position investment securities	$193,587	$(4,420)	$133,454	$(16,738)	$327,041	$(21,158)

December 31, 2022:
Federal agency mortgage-backed securities	$38,380	$(4,807)	$35,526	$(5,981)	$73,906	$(10,788)
Federal agency CMOs	20,997	(885)	5,103	(791)	26,100	(1,676)
Federal agency debt	26,383	(1,529)	21,956	(2,759)	48,339	(4,288)
Municipal bonds	2,176	(315)	2,021	(354)	4,197	(669)
U. S. Treasuries	143,989	(3,884)	16,600	(1,524)	160,589	(5,408)
SBA pools	3,743	(365)	6,763	(1,423)	10,506	(1,788)
Total unrealized loss position investment securities	$235,668	$(11,785)	$87,969	$(12,832)	$323,637	$(24,617)

At March 31, 2023, and December 31, 2022, there were no securities in nonaccrual status. All securities in the portfolio were current with their contractual principal and interest payments. At March 31, 2023, and December 31, 2022, there were no securities purchased with deterioration in credit quality since their origination. At March 31, 2023, and December 31, 2022, there were no collateral dependent securities.

NOTE 4 – Loans Receivable Held for Investment

Loans receivable held for investment were as follows as of the dates indicated:

	March 31, 2023	December 31, 2022
	(In thousands)
Real estate:
Single family	$29,216	$30,038
Multi-family	509,514	502,141
Commercial real estate	129,031	114,574
Church	13,983	15,780
Construction	59,143	40,703
Commercial – other	37,354	64,841
SBA loans (1)	3,565	3,601
Consumer	10	11
Gross loans receivable before deferred loan costs and premiums	781,816	771,689
Unamortized net deferred loan costs and premiums	1,532	1,755
Gross loans receivable	783,348	773,444
Credit and interest marks on purchased loans, net	(1,010)	(1,010)
Allowance for credit losses (2)	(6,285)	(4,388)
Loans receivable, net	$776,053	$768,046

(1)	Including Paycheck Protection Program (PPP) loans.
(2)
The allowance for credit losses as of December 31, 2022 was accounted for under ASC 450 and ASC 310, which is reflective of probable incurred losses as of the date of the consolidated statement of financial condition. Effective January 1, 2023, the allowance for credit losses is accounted for under ASC 326, which is reflective of estimated expected lifetime credit losses.

As of both March 31, 2023 and December 31, 2022, the commercial loan category above included $2.7 million of loans issued under the SBA’s PPP. PPP loans have terms of two to five years and earn interest at 1%. PPP loans are fully guaranteed by the SBA and have virtually no risk of loss. The Company expects the vast majority of the PPP loans to be fully forgiven by the SBA.

Prior to the adoption of ASC 326, loans that were purchased in a business combination that showed evidence of credit deterioration since their origination and for which it was probable, at acquisition, that not all contractually required payments would be collected were classified as purchased-credit impaired (“PCI”). The Company accounted for PCI loans and associated income recognition in accordance with ASC Subtopic 310-30 – Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality. Upon acquisition, the Company measured the amount by which the undiscounted expected cash future flows on PCI loans exceeded the estimated fair value of the loan as the “accretable yield,” representing the amount of estimated future interest income on the loan. The amount of accretable yield was re-measured at each financial reporting date, representing the difference between the remaining undiscounted expected cash flows and the current carrying value of the PCI loan. The accretable yield on PCI loans was recognized in interest income using the interest method.

Following the adoption of ASC 326 on January 1, 2023, the Company analyzes all acquired loans at the time of acquisition for more-than-insignificant deterioration in credit quality since their origination date. Such loans are classified as purchased credit deteriorated (“PCD”) loans. Acquired loans classified as PCD are recorded at an initial amortized cost, which is comprised of the purchase price of the loans and the initial ACL determined for the loans, which is added to the purchase price, and any resulting discount or premium related to factors other than credit. PCI loans were considered to be PCD loans at the date of adoption of ASC 326. The Company accounts for interest income on PCD loans using the interest method, whereby any purchase discounts or premiums are accreted or amortized into interest income as an adjustment of the loan’s yield. An accretable yield is not determined for PCD loans.

As part of the CFBanc merger, the Company acquired PCI loans. Prior to the CFBanc merger, there were no such acquired loans. The carrying amount of those loans was as follows:

	March 31, 2023	December 31, 2022
Real estate:	(In thousands)
Single family	$68	$68
Commercial – other	57	57
	$125	$125

The following table summarizes the discount on the PCI loans for the three months ended:

	March 31, 2023	March 31, 2022
	(In thousands)
Balance at the beginning of the period	$165	$883
Deduction due to payoffs	–	(707)
Accretion	–	(11)
Balance at the end of the period	$165	$165

Effective January 1, 2023, the Company accounts for credit losses on loans in accordance with ASC 326 – Financial Instruments-Credit Losses, to determine the ACL. ASC 326 requires the Company to recognize estimates for lifetime losses on loans and off-balance sheet loan commitments at the time of origination or acquisition. The recognition of losses at origination or acquisition represents the Company’s best estimate of the lifetime expected credit loss associated with a loan given the facts and circumstances associated with the particular loan, and involves the use of significant management judgement and estimates, which are subject to change based on management’s on-going assessment of the credit quality of the loan portfolio and changes in economic forecasts used in the model. The Company uses the WARM method when determining estimates for the ACL for each of its portfolio segments. The weighted average remaining life, including the effect of estimated prepayments, is calculated for each loan pool on a quarterly basis. The Company then estimates a loss rate for each pool using both its own historical loss experience and the historical losses of a group of peer institutions during the period from 2004 through the most recent quarter.

The Company’s ACL model also includes adjustments for qualitative factors, where appropriate. Qualitative adjustments may be related to and include, but are not limited to factors such as: (i) changes in lending policies and procedures, including changes in underwriting standards and collections, charge offs, and recovery practices; (ii) changes in international, national, regional, and local conditions; (iii) changes in the nature and volume of the portfolio and terms of loans; (iv) changes in the experience, depth, and ability of lending management; (v) changes in the volume and severity of past due loans and other similar conditions; (vi) changes in the quality of the organization’s loan review system; (vii) changes in the value of underlying collateral for collateral dependent loans; (viii) the existence and effect of any concentrations of credit and changes in the levels of such concentrations; and (ix) the effect of other external factors (i.e., competition, legal and regulatory requirements) on the level of estimated credit losses. These qualitative factors incorporate the concept of reasonable and supportable forecasts, as required by ASC 326.

The following tables summarize the activity in the allowance for credit losses on loans for the period indicated:

	March 31, 2023
	Beginning Balance	Impact of CECL Adoption	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
	(In thousands)
Loans receivable held for investment:
Single family	$109	$214	$–	$–	$(62)	$261
Multi-family	3,273	603	–	–	56	3,932
Commercial real estate	449	466	–	–	97	1,012
Church	65	37	–	–	(10)	92
Construction	313	219	–	–	61	593
Commercial - other	175	254	–	–	(72)	357
SBA loans	–	20	–	–	18	38
Consumer	4	(4)	–	–	–	–
Total	$4,388	$1,809	$–	$–	$88	$6,285

The following tables present the activity in the allowance for loan losses by loan type for the period indicated:

	For the Three Months Ended March 31, 2022
	Real Estate
	Single Family	Multi- Family	Commercial Real Estate	Church	Construction	Commercial - Other	Consumer	Total
	(In thousands)
Beginning balance	$145	$2,657	$236	$103	$212	$23	$15	$3,391
Provision for (recapture of) loan losses	12	114	(20)	(40)	25	57	–	148
Recoveries	–	–	–	–	–	–	–	–
Loans charged off	–	–	–	–	–	–	–	–
Ending balance	$157	$2,771	$216	$63	$237	$80	15	3,539

The increase in ACL during the quarter was due to the implementation of the CECL methodology adopted by the Bank effective January 1, 2023, which increased the ACL by $1.8 million. In addition, the Bank recorded an additional increase in the provision for credit losses of $88 thousand during the first quarter of 2023 related to growth in the portfolio. The CECL methodology includes estimates of expected loss rates in the future, whereas the former Allowance for Loan and Lease methodology did not.

Prior to the Company’s adoption of ASC 326 on January 1, 2023, the Company maintained an allowance for loan losses (“ALLL”) in accordance with ASC 310 and ASC 450 that covered estimated credit losses on individually evaluated loans that were determined to be impaired, as well as estimated probable incurred losses inherent in the remainder of the loan portfolio.

Beginning on January 1, 2023, the Company evaluates loans collectively for purposes of determining the ACL in accordance with ASC 326. Collective evaluation is based on aggregating loans deemed to possess similar risk characteristics. In certain instances, the Company may identify loans that it believes no longer possess risk characteristics similar to other loans in the loan portfolio. These loans are typically identified from those that have exhibited deterioration in credit quality, since the specific attributes and risks associated with such loans tend to become unique as the credit deteriorates. Such loans are typically nonperforming, downgraded to substandard or worse, and/or are deemed collateral dependent, where the ultimate repayment of the loan is expected to come from the operation of or eventual sale of the collateral. Loans that are deemed by management to no longer possess risk characteristics similar to other loans in the portfolio, or that have been identified as collateral dependent, are evaluated individually for purposes of determining an appropriate lifetime ACL. The Company uses a discounted cash flow approach, using the loan’s effective interest rate, for determining the ACL on individually evaluated loans, unless the loan is deemed collateral dependent, which requires evaluation based on the estimated fair value of the underlying collateral, less estimated selling costs. The Company may increase or decrease the ACL for collateral dependent loans based on changes in the estimated fair value of the collateral.

The following table presents collateral dependent loans by collateral type as of the date indicated:

	March 31, 2023
	Single Family	Condominium	Church	Business Assets	Total
Real estate:	(In thousands)
Single family	$53	$112	$–	$–	$165
Commercial real estate	–	–	78	–	78
Church	–	–	695	–	695
Commercial – other	–	–	–	281	281
Total	$53	$112	$773	$281	$1,219

At March 31, 2023, $1.2 million of individually evaluated loans were evaluated based on the underlying value of the collateral and no individually evaluated loans were evaluated using a discounted cash flow approach. The Company had no individually evaluated loans on nonaccrual status at March 31, 2023.

Prior to the adoption of ASC 326 on January 1, 2023, the Company classified loans as impaired when, based on current information and events, it was probable that the Company would be unable to collect all amounts due according to the contractual terms of the loan agreement or it was determined that the likelihood of the Company receiving all scheduled payments, including interest, when due was remote. Credit losses on impaired loans were determined separately based on the guidance in ASC 310. Beginning January 1, 2023, the Company accounts for credit losses on all loans in accordance with ASC 326, which eliminates the concept of an impaired loan within the context of determining credit losses, and requires all loans to be evaluated for credit losses collectively based on similar risk characteristics. Loans are only evaluated individually when they are deemed to no longer possess similar risk characteristics with other loans in the loan portfolio.

The following tables present the balance in the allowance for loan losses and the recorded investment (unpaid contractual principal balance less charge-offs, less interest applied to principal, plus unamortized deferred costs and premiums) by loan type and based on impairment method as of the date indicated:

	December 31, 2022
	Real Estate
	Single Family	Multi- Family	Commercial Real Estate	Church	Construction	Commercial - Other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3	$–	$–	$4	$–	$–	$–	$7
Collectively evaluated for impairment	106	3,273	449	61	313	175	4	4,381
Total ending allowance balance	$109	$3,273	$449	$65	$313	$175	$4	$4,388
Loans:
Loans individually evaluated for impairment	$57	$–	$–	$1,655	$–	$–	$–	$1,712
Loans collectively evaluated for impairment	20,893	462,539	63,929	9,008	38,530	29,558	11	624,468
Subtotal	20,950	462,539	63,929	10,663	38,530	29,558	11	626,180
Loans acquired in the Merger	9,088	41,357	50,645	5,117	2,173	38,884	–	147,264
Total ending loans balance	$30,038	$503,896	$114,574	$15,780	$40,703	$68,442	$11	$773,444

The following table presents information related to loans individually evaluated for impairment by loan type as of the date indicated:

	December 31, 2022
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Church	$1,572	$1,572	$–
With an allowance recorded:
Single family	57	57	3
Church	83	83	4
Total	$1,712	$1,712	$7

The recorded investment in loans excludes accrued interest receivable due to immateriality.  For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

The following tables present the monthly average of loans individually evaluated for impairment by loan type and the related interest income for the period indicated:

	Three Months Ended March 31, 2022
	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$64	$1
Multi-family	279	5
Church	2,535	25
Total	$2,878	$31

The following tables present the aging of the recorded investment in past due loans by loan type as of the dates indicated:

	March 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single family	$–	$–	$–	$–	$29,216	$29,216
Multi-family	406	–	–	406	510,640	511,046
Commercial real estate	–	–	–	–	129,031	129,031
Church	–	–	–	–	13,983	13,983
Construction	–	–	–	–	59,143	59,143
Commercial - other	–	–	–	–	37,354	37,354
SBA loans	–	–	–	–	3,565	3,565
Consumer	–	–	–	–	10	10
Total	$406	$–	$–	$406	$782,942	$783,348

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single family	$–	$–	$–	$–	$30,038	$30,038
Multi-family	–	–	–	–	503,896	503,896
Commercial real estate	–	–	–	–	114,574	114,574
Church	–	–	–	–	15,780	15,780
Construction	–	–	–	–	40,703	40,703
Commercial - other	–	–	–	–	64,841	64,841
SBA loans	–	–	–	–	3,601	3,601
Consumer	–	–	–	–	11	11
Total	$–	$–	$–	$–	$773,444	$773,444

The following table presents the recorded investment in non-accrual loans by loan type as of the dates indicated:

	March 31, 2023	December 31, 2022
	(In thousands)
Loans receivable held for investment:
Church	$–	$144
Total non-accrual loans	$–	$144

Cash-basis interest income recognized represents interest recoveries on non-accrual loans that were paid off and, prior to the adoption of ASC 326, cash received for interest payments on accruing impaired loans. Interest payments collected on non-accrual loans are characterized as payments of principal rather than payments of the outstanding accrued interest on the loans until the remaining principal on the non-accrual loans is considered to be fully collectible or paid off. When a loan is returned to accrual status, the interest payments that were previously applied to principal are amortized over the remaining life of the loan. Foregone interest income that would have been recognized had loans performed in accordance with their original terms amounted to $17 thousand for the three months ended March 31, 2022, and were not included in the consolidated statement of operations and comprehensive loss. There was no foregone interest income on non-accrual loans for the three months ended March 31, 2023. The Company recognized interest income on nonaccrual loans of $286 thousand during the three months ended March 31, 2023. The Company did not recognize any interest income on nonaccrual loans during the three months ended March 31, 2022.

There were no loans 90 days or more delinquent that were accruing interest as of March 31, 2023 or December 31, 2022.

Modified Loans to Troubled Borrowers

On January 1, 2023, the Company adopted ASU 2022-02, which introduces new reporting requirements for modifications of loans to borrowers experiencing financial difficulty. GAAP requires that certain types of modifications of loans in response to a borrower’s financial difficulty be reported, which consist of the following: (i) principal forgiveness, (ii) interest rate reduction, (iii) other-than-insignificant payment delay, (iv) term extension, or (v) any combination of the foregoing. The ACL for loans that were modified in response to a borrower’s financial difficulty is measured on a collective basis, as with other loans in the loan portfolio, unless management determines that such loans no longer possess risk characteristics similar to others in the loan portfolio. In those instances, the ACL for such loans is determined through individual evaluation. There were no loan modifications to borrowers that were experiencing financial difficulty during the three months ended March 31, 2023.

Troubled Debt Restructurings (TDRs)

Prior to the adoption of ASU 2022-02 – Financial Instruments-Credit Losses: Troubled Debt Restructurings and Vintage Disclosures on January 1, 2023, the Company accounted for TDRs in accordance with ASC 310-40. When a loan to a borrower that was experiencing financial difficulty was modified in response to that difficulty, the loan was classified as a TDR. At December 31, 2022, loans classified as TDRs totaled $1.7 million, of which $144 thousand were included in non-accrual loans and $1.6 million were on accrual status.  The Company had allocated $7 thousand of specific reserves for accruing TDRs as of December 31, 2022.  TDRs on accrual status were comprised of loans that were accruing at the time of restructuring or loans that have complied with the terms of their restructured agreements for a satisfactory period of time and for which the Company anticipates full repayment of both principal and interest.  TDRs that were on non-accrual status could be returned to accrual status after a period of sustained performance, generally determined to be six months of timely payments, as modified.

ASU 2022-02 eliminated the concept of TDRs in current GAAP, and therefore, beginning January 1, 2023, the Company no longer reports loans modified as TDRs except for those loans modified and reported as TDRs in prior period financial information under previous GAAP.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  For single family residential, consumer, and other smaller balance homogenous loans, a credit grade is established at inception, and generally only adjusted based on performance.  Information about payment status is disclosed elsewhere herein.  The Company analyzes all other loans individually by classifying the loans as to credit risk.  This analysis is performed at least on a quarterly basis.  The Company uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans.  Pass rated loans are generally well protected by the current net worth and paying capacity of the obligor and/or by the value of the underlying collateral.  Pass rated loans are not more than 59 days past due and are generally performing in accordance with the loan terms.

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination as of the date indicated:

	Term Loans Amortized Cost Basis by Origination Year - As of March 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
	(In thousands)
Single family:
Pass	$–	$2,517	$2,663	$4,399	$1,833	$16,798	$–	$28,210
Watch	–	–	–	–	–	349	–	349
Special Mention	–	–	–	–	–	258	–	258
Substandard	–	–	–	–	–	399	–	399
Total	$–	$2,517	$2,663	$4,399	$1,833	$17,804	$–	$29,216

Multi-family:
Pass	$13,179	$187,621	$154,166	$27,839	$46,232	$57,980	$–	$487,017
Watch	–	3,300	915	–	–	3,453	–	7,668
Special Mention	–	–	–	–	–	1,775	–	1,775
Substandard	–	–	–	–	760	13,826	–	14,586
Total	$13,179	$190,921	$155,081	$27,839	$46,992	$77,034	$–	$511,046

Commercial real estate:
Pass	$2,835	$22,571	$26,181	$30,678	$6,430	$32,719	$–	$121,414
Watch	–	432	–	–	740	1,101	–	2,273
Special Mention	–	–	–	–	–	–	–	–
Substandard	–	–	–	$–	$–	5,344	$–	$5,344
Total	$2,835	$23,003	$26,181	$30,678	$7,170	$39,164	$–	$129,031

Church:
Pass	$–	$–	$2,247	$1,785	$–	$7,188	$–	$11,220
Watch	–	–	–	–	649	1,120	–	1,769
Special Mention	–	–	–	–	–	–	–	–
Substandard	–	–	–	–	–	994	–	994
Total	$–	$–	$2,247	$1,785	$649	$9,302	$–	$13,983

Construction:
Pass	$995	$–	$1,219	$–	$–	$2,154	$–	$4,368
Watch	17,495	30,012	7,268	–	–	–	–	54,775
Special Mention	–	–	–	–	–	–	–	–
Substandard	–	–	–	–	–	–	–	–
Total	$18,490	$30,012	$8,487	$–	$–	$2,154	$–	$59,143

Commercial – others:
Pass	$–	$7,611	$175	$1,404	$4,300	$5,784	$6,568	$25,842
Watch	–	1,205	107	1,500	2,250	5,532	637	11,231
Special Mention	–	–	–	–	–	–	–	–
Substandard	–	–	–	–	–	281	–	281
Total	$–	$8,816	$282	$2,904	$6,550	$11,597	$7,205	$37,354

SBA:
Pass	$–	$148	$2,723	$–	$28	$128	$–	$3,027
Watch	–	–	–	–	–	–	–	–
Special Mention	–	–	–	538	–	–	–	538
Substandard	–	–	–	–	–	–	–	–
Total	$–	$148	$2,723	$538	$28	$128	$–	$3,565

Consumer:
Pass	$10	$–	$–	$–	$–	$–	$–	$10
Watch	–	–	–	–	–	–	–	–
Special Mention	–	–	–	–	–	–	–	–
Substandard	–	–	–	–	–	–	–	–
Total	$10	$–	$–	$–	$–	$–	$–	$10

Total loans:
Pass	$17,019	$220,468	$189,374	$66,105	$58,823	$122,751	$6,568	$681,108
Watch	17,495	34,949	8,290	1,500	3,639	11,555	637	78,065
Special Mention	–	–	–	538	–	2,033	–	2,571
Substandard	–	–	–	–	760	20,844	–	21,604
Total loans	$34,514	$255,417	$197,664	$68,143	$63,222	$157,183	$7,205	$783,348

The following table stratifies the loan portfolio by the Company’s internal risk rating as of the date indicated:

	December 31, 2022
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
Single family	$29,022	$354	$260	$402	$–	$–	$30,038
Multi-family	479,182	9,855	14,859	–	–	–	503,896
Commercial real estate	104,066	4,524	1,471	4,513	–	–	114,574
Church	14,505	728	–	547	–	–	15,780
Construction	2,173	38,530	–	–	–	–	40,703
Commercial – others	53,396	11,157	–	288	–	–	64,841
SBA	3,032	569	–	–	–	–	3,601
Consumer	11	–	–	–	–	–	11
Total	$685,387	$65,717	$16,590	$5,750	$–	$–	$773,444

Allowance for Credit Losses for Off-Balance Sheet Commitments

The Company maintains an allowance for credit losses on off-balance sheet commitments related to unfunded loans and lines of credit, which is included in other liabilities of the consolidated statements of financial condition. Upon the Company’s adoption of ASC 326 on January 1, 2023, the Company applies an expected credit loss estimation methodology for off-balance sheet commitments. This methodology is commensurate with the methodology applied to each respective segment of the loan portfolio in determining the ACL for loans held-for-investment. The loss estimation process includes assumptions for the probability that a loan will fund, as well as the expected amount of funding. These assumptions are based on the Company’s own historical internal loan data.

The allowance for off-balance sheet commitments was $367 thousand and $412 thousand at March 31, 2023 and December 31, 2022, respectively.

NOTE 5 – Goodwill and Core Deposit Intangible

The Company recognized goodwill of $25.9 million and a core deposit intangible of $2.4 million. An assessment of goodwill impairment was performed as of December 31, 2022, in which no impairment was determined. The following table presents the changes in the carrying amounts of goodwill and core deposit intangibles for the three months ended March 31, 2023:

	Goodwill	Core Deposit Intangible
	(In thousands)
Balance at the beginning of the period	$25,858	$2,501
Additions	–	–
Change in deferred tax estimate	–	–
Amortization	–	(98)
Balance at the end of the period	$25,858	$2,403

The carrying amount of the core deposit intangible consisted of the following at March 31, 2023 (in thousands):

Core deposit intangible acquired	$3,329
Less: accumulated amortization	(926)
$2,403

The following table outlines the estimated amortization expense for the core deposit intangible during the next five fiscal years (in thousands):

2023	$292
2024	336
2025	315
2026	304
2027	291
Thereafter	865
$2,403

NOTE 6 – Borrowings

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated statements of financial condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. These agreements mature on a daily basis. As of March 31, 2023 securities sold under agreements to repurchase totaled $70.9 million at an average rate of 0.24%. The market value of securities pledged totaled $87.6 million as of March 31, 2023, and included $33.9 million of U.S. Treasuries, $26.0 million of U.S. Government Agency securities, $22.2 million of mortgage-backed securities, $5.3 million of SBA pool securities and $273 thousand of federal agency CMO. As of December 31, 2022, securities sold under agreements to repurchase totaled $63.5 million at an average rate of 0.38%. The market value of securities pledged totaled $64.4 million as of December 31, 2022, and included $33.3 million of federal agency debt, $19.2 million of U.S. Treasuries and $11.9 million of federal agency mortgage-backed securities.

At March 31, 2023 and December 31, 2022, the Company had outstanding advances from the Federal Home Loan Bank (“FHLB”) totaling $168.8 million and $128.3 million, respectively. The weighted interest rate was 4.35% and 3.74% as of March 31, 2023 and December 31, 2022, respectively. The weighted average contractual maturity was nine months and 13 months as of March 31, 2023 and December 31, 2022, respectively. The advances were collateralized by loans with a fair value of $329.1 million at March 31, 2023 and $328.1 million at December 31, 2022.  The Company is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets to the extent the Company provides qualifying collateral and holds sufficient FHLB stock. Based on collateral pledged and FHLB stock as of March 31, 2023, the Company was eligible to borrow an additional $157.2 million as of March 31, 2023.

In addition, the Company had additional lines of credit of $10.0 million with other financial institutions as of March 31, 2023. These lines of credit are unsecured, bear interest at the Federal funds rate as of the date of utilization, and mature in 30 days.

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

The fair value of loans that are collateral dependent is generally based upon the fair value of the collateral, which is obtained from recent real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  Collateral dependent loans are evaluated on a quarterly basis for additional required calculation adjustments (taken as part of the ACL) and adjusted accordingly.

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

Appraisals for collateral-dependent loans and assets acquired through or by transfer of in lieu of foreclosure are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, an independent third-party licensed appraiser reviews the appraisals for accuracy and reasonableness, reviewing the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
At March 31, 2023:
Securities available-for-sale:
Federal agency mortgage-backed	$–	$73,017	$–	$73,017
Federal agency CMO	–	25,749	–	25,749
Federal agency debt	–	52,030	–	52,030
Municipal bonds	–	4,299	–	4,299
U.S. Treasuries	162,096	–	–	162,096
SBA pools	–	11,835	–	11,835

At December 31, 2022:
Securities available-for-sale:
Federal agency mortgage-backed	$–	$74,169	$–	$74,169
Federal agency CMO	–	26,100	–	26,100
Federal agency debt	–	51,425	–	51,425
Municipal bonds	–	4,197	–	4,197
U.S. Treasuries	160,589	–	–	160,589
SBA pools	–	12,269	–	12,269

There were no transfers between Level 1, Level 2, or Level 3 during the three months ended March 31, 2023 and 2022.

As of March 31, 2023 and December 31, 2022, the Bank did not have any assets or liabilities carried at fair value on a nonrecurring basis.

Fair Values of Financial Instruments

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.

		Fair Value Measurements at March 31, 2023
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$29,648	$29,648	$–	$–	$29,648
Securities available-for-sale	329,026	162,096	166,930	–	329,026
Loans receivable held for investment	776,053	–	–	636,286	636,286
Accrued interest receivables	4,219	612	635	2,972	4,219
Bank owned life insurance	3,242	3,242	–	–	3,242

Financial Liabilities:
Deposits	$657,542	$–	$596,064	$–	$596,064
FHLB advances	168,810	–	167,175	–	167,175
Securities sold under agreements to repurchase	70,941	–	67,423	–	67,423
Note payable	14,000	–	–	14,000	14,000
Accrued interest payable	368	–	368	–	368

		Fair Value Measurements at December 31, 2022
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$16,105	$16,105	$–	$–	$16,105
Securities available-for-sale	328,749	160,589	168,160	–	328,749
Loans receivable held for investment	768,046	–	–	641,088	641,088
Accrued interest receivables	3,973	442	793	2,738	3,973
Bank owned life insurance	3,233	3,233	–	–	3,233

Financial Liabilities:
Deposits	$686,916	$–	$673,615	$–	$673,615
FHLB advances	128,344	–	126,328	–	126,328
Securities sold under agreements to repurchase	63,471	–	60,017	–	60,017
Note payable	14,000	–	–	14,000	14,000
Accrued interest payable	453	–	453	–	453

In accordance with ASU No. 2016-01, the fair value of financial assets and liabilities was measured using an exit price notion.  Although the exit price notion represents the value that would be received to sell an asset or paid to transfer a liability, the actual price received for a sale of assets or paid to transfer liabilities could be different from exit price disclosed.

NOTE 8 – Stock-based Compensation

The Long-Term Incentive Plan, which was adopted by the Company and approved by the stockholders in 2018 (the “LTIP”), permits the grant of non-qualified and incentive stock options, stock appreciation rights, full value awards and cash incentive awards. The plan is in effect for ten years.  The maximum number of shares that can be awarded under the plan is 1,293,109 shares of common stock as of December 31, 2018. As of March 31, 2023, 968,572 shares had been awarded and 324,537 shares are available under the LTIP.

During February of 2023 and 2022, the Company issued 73,840 and 47,187 shares of stock, respectively, to its directors under the LTIP, which were fully vested. The Company recorded $96 thousand and $84 thousand of compensation expense during the three months ended March 31, 2023 and 2022, respectively, based on the fair value of the stock, which was determined using the fair value of the stock on the date of the award.

During March of 2022, the Company issued 495,262 shares to its officers and employees under the LTIP of which 74,736 shares have been forfeited as of March 31, 2023. Each restricted stock award is valued based on the fair value of the stock on the date of the award. These awarded shares of restricted stock fully vest over periods ranging from 36 months to 60 months from their respective dates of grant. Stock based compensation is recognized on a straight-line basis over the vesting period. During the three months ending March 31, 2023 and 2022, the company recorded $38 thousand and $15 thousand of stock-based compensation expense, respectively.

No stock options were granted during the three months ended March 31, 2023 and 2022.

The following table summarizes stock option activity during the three months ended March 31, 2023:

	March 31, 2023
	Number Outstanding	Weighted Average Exercise Price
Outstanding at beginning of period	250,000	$1.62
Granted during period	–	–
Exercised during period	–	–
Forfeited or expired during period	–	–
Outstanding at end of period	250,000	$1.62
Exercisable at end of period	250,000	$1.62

The Company did not record any stock-based compensation expense related to stock options during the three months ended March 31, 2023 and 2022.

Options outstanding and exercisable at March 31, 2023 were as follows:

Outstanding				Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
250,000	2.88 years	$1.62	$–	250,000	$1.62	$–

NOTE 9 – ESOP Plan

Employees participate in an ESOP after attaining certain age and service requirements.  In 2022, the ESOP purchased 466,955 shares of the Company’s common stock at a cost of $1.07 per share for a total cost of $500 thousand which was funded with a $5.0 million line of credit from the Company. During the first quarter of 2023, the ESOP purchased 2,065,342 additional shares of the Company’s common stock at an average cost of $1.21 per share for a total cost of $2.5 million which was funded with the line of credit. The loan will be repaid from the Bank’s annual discretionary contributions to the ESOP, net of dividends paid, over a period of 20 years.  Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants.  When loan payments are made, shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants.  As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital.  Any dividends on allocated shares increase participant accounts.  Any dividends on unallocated shares will be used to repay the loan.  Participants will receive shares for their vested balance at the end of their employment.  Compensation expense related to the ESOP was $12 thousand and $18 thousand for the three months ended March 31, 2023 and 2022, respectively.

Shares held by the ESOP were as follows:

	March 31, 2023	December 31, 2022
	(Dollars in thousands)

Allocated to participants	1,057,504	1,057,504
Committed to be released	19,784	9,892
Suspense shares	3,003,938	948,488
Total ESOP shares	4,081,226	2,015,884
Fair value of unearned shares	$3,545	$1,015

The value of unearned shares, which are reported as Unearned ESOP shares in the equity section of the consolidated statements of financial condition, were $4.0 million and $1.3 million at March 31, 2023 and December 31, 2022, respectively.

NOTE 10 – Stockholders’ Equity and Regulatory Matters

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

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have developed a “Community Bank Leverage Ratio” (“CBLR”) (the ratio of a bank’s tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies have set the Community Bank Leverage Ratio at 9%. Actual and required capital amounts and ratios as of the dates indicated are presented below:

	Actual		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2023:
Community Bank Leverage Ratio	$181,562	15.69%	$104,174	9.00%
December 31, 2022:
Community Bank Leverage Ratio	$181,304	15.75%	$103,591	9.00%

At March 31, 2023, the Company and the Bank met all the capital adequacy requirements to which they were subject. In addition, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since March 31, 2023 that would materially adversely change the Bank’s capital classifications. From time to time, the Bank may need to raise additional capital to support its further growth and to maintain its “well capitalized” status.

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

At March 31, 2023, the Company maintained a $369 thousand valuation allowance on its deferred tax assets because the number of shares sold in the private placements completed on April 6, 2021 triggered limitations on the use of certain tax attributes under the Section 382 of the federal tax code. The ability to use net operating losses (“NOLs”) to offset future taxable income will be restricted and these NOLs could expire or otherwise be unavailable. In general, under Section 382 of the Code and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period.

NOTE 12 – Concentration of Credit Risk

The Bank has a significant concentration of deposits with one customer that accounted for approximately 10% of its deposits as of March 31, 2023. The Bank also has a significant concentration of short-term borrowings from one customer that accounted for 75% of the outstanding balance of securities sold under agreements to repurchase as of March 31, 2023. The Company expects to maintain the relationships with these customers for the foreseeable future.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part I “Item 1, Financial Statements,” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022. Certain statements herein are forward-looking statements within the meaning of Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the U.S. Securities Act of 1933, as amended that reflect our current views with respect to future events and financial performance. Forward-looking statements typically include words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue,” “poised,” “optimistic,” “prospects,” “ability,” “looking,” “forward,” “invest,” “grow,” “improve,” “deliver” and other similar expressions. These forward-looking statements are subject to risks and uncertainties, which could cause actual future results to differ materially from historical results or from those anticipated or implied by such statements. Readers should not place undue reliance on these forward-looking statements, which speak only as of their dates or, if no date is provided, then as of the date of this Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

Critical Accounting Policies and Estimates

Critical accounting policies are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations under different assumptions and conditions. This discussion highlights those accounting policies that management considers critical. All accounting policies are important; however, and therefore you are encouraged to review each of the policies included in Note 1 “Summary of Significant Accounting Principles” of the Notes to Consolidated Financial Statements in our 2022 Form 10-K to gain a better understanding of how our financial performance is measured and reported. Management has identified the Company’s critical accounting policies as follows:

Allowance for Credit Losses

Effective January 1, 2023, the Company accounts for credit losses on loans in accordance with ASC 326, which requires the Company to record an estimate of expected lifetime credit losses for loans at the time of origination or acquisition. The allowance for credit losses (“ACL”) is maintained at a level deemed appropriate by management to provide for expected credit losses in the portfolio as of the date of the consolidated statements of financial condition. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. The measurement of the ACL is performed by collectively evaluating loans with similar risk characteristics. The Company measures the ACL for each of its loan segments using the weighted-average remaining maturity (“WARM”) method. The weighted average remaining life, including the effect of estimated prepayments, is calculated for each loan pool on a quarterly basis. The Company then estimates a loss rate for each pool using both its own historical loss experience and the historical losses of a group of peer institutions. The Company’s ACL model also includes adjustments for qualitative factors, where appropriate.

Certain loans, such as those that are nonperforming or are considered to be collateral dependent, are deemed to no longer possess risk characteristics similar to other loans in the loan portfolio, because the specific attributes and risks associated with the loan have likely become unique as the credit quality of the loan deteriorates. As such, these loans may require individual evaluation to determine an appropriate ACL for the loan. When a loan is individually evaluated, the Company typically measures the expected credit loss for the loan based on a discounted cash flow approach, unless the loan has been deemed collateral dependent in which case the ACL is determined using estimates of the fair value of the underlying collateral, less estimated selling costs.

Allowance for Loan Losses

Prior to the adoption of ASC 326 on January 1, 2023, the ALLL was accounted for under the guidance of ASC 310 and 450. The ALLL was considered a critical estimate due to the high degree of judgment involved, the subjectivity of the underlying assumptions used, and the potential for changes in the economic environment that could have resulted in material changes in the amount of the ALLL considered necessary. The ALLL was evaluated on a regular basis by management and the Board of Directors and was based on a periodic review of the collectability of the loans in light of historical experience, the nature and size of the loan portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral, prevailing economic conditions, and feedback from regulatory examinations.

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

Fair values are estimated using relevant market information and other assumptions, as more fully disclosed in Note 7 of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for items. Changes in assumptions or in market conditions could significantly affect the estimates.

Overview

Total assets increased by $20.8 million to $1.2 billion at March 31, 2023 from December 31, 2022, primarily due to growth in cash and cash equivalents of $13.5 million, growth of $8.0 million in loans receivable held for investment, net of allowance, and an increase in FHLB stock of $1.8 million. These increases were partially offset by decreases of $1.7 million in Federal Reserve Bank (“FRB”) stock and $1.0 million in deferred tax assets, net.

Total liabilities increased by $20.6 million to $925.2 million at March 31, 2023 from $904.6 million at December 31, 2022. The increase in total liabilities primarily consisted of increases of $40.5 million in FHLB advances and $7.5 million in securities sold under agreements to repurchase, which were partially offset by decreases in deposits of $29.4 million.

During the first quarter of 2023, net interest income increased by $1.1 million or 15.4% compared to the first quarter of 2022. This increase resulted from additional interest income, primarily generated from growth of $81.4 million in average interest-earning assets. The increase in the net interest margin was attributable to the investment of the proceeds from the sale of the Series C Preferred Stock, which increased interest earning assets without any associated interest cost. Also, the net interest margin increased to 2.96% for the first quarter of 2023, compared to 2.76% for the first quarter of 2022, primarily due to an increase of 86 basis points in the average yield earned on interest-earning assets due to higher rates earned on investments in the increasing interest rate environment.

Partially offsetting these improvements was an increase in income tax expense of $311 thousand and an increase in non-interest expenses of $246 thousand during the three months ended March 31, 2023, compared to the same period in 2022. The increase in tax expense reflected an increase of $924 thousand in pre-tax income between the two periods.

For the first quarter of 2023, the Company reported net income of $1.6 million compared to $982 thousand for the first quarter of 2022.

Results of Operations

Net Interest Income

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Net interest income for the first quarter of 2023 totaled $8.3 million, representing an increase of $1.1 million, or 15.4%, over net interest income of $7.2 million for the first quarter of 2022. The increase resulted from additional interest income, primarily generated from growth of $81.4 million in average interest-earning assets during the first quarter of 2023, compared to the first quarter of 2022.

Interest income and fees on loans receivable increased by $1.2 million, or 16.3%, to $8.5 million for the first quarter of 2023, from $7.3 million for the first quarter of 2022 due to an increase of $109.2 million in the average balance of loans receivable, which increased interest income by $1.2 million.

Interest income on securities increased by $1.6 million, or 294.2%, for the first quarter of 2023, compared to the first quarter of 2022. The increase in interest income on securities primarily resulted from an increase of 128 basis points in the average interest rate earned on securities, which increased interest income by $767 thousand, and an increase of $167.8 million in the average balance of securities, which increased interest income by $860 thousand. The increase in the average balance of securities resulted from the investment of funds received from the sale of the Series C Preferred Stock pursuant to the ECIP award. We also made a concerted effort to deploy assets from federal funds to higher yielding investment securities.

Interest income on interest-earning cash in other banks increased by $35 thousand primarily due to an increase of 264 basis points in the average interest rate earned on cash deposits, which increased interest income by $180 thousand, and was partially offset by a decrease of $203.2 million in average cash deposits, which reduced interest income by $145 thousand. Dividend income on FHLB and FRB stock also increased by $171 thousand between the two periods.

Interest expense on deposits increased by $953 thousand, or 272.3%, for the first quarter of 2023, compared to the first quarter of 2022. The increase was attributable to an increase of 70 basis points paid on interest-bearing deposits, which caused interest expense on deposits to increase by $1.0 million. This was partially offset by a decrease of $124.2 million in the average balance of interest-bearing deposits which reduced interest expense by $72 thousand.

Interest expense on borrowings increased by $977 thousand, or 199.8%, for the first quarter of 2023, compared to the first quarter of 2022. Interest expense on FHLB advances increased by $981 thousand between the two periods due to an increase of $67.4 million in the average balance of FHLB advances, which increased interest expense by $438 thousand, and an increase of 189 basis points in the average rate paid, which increased interest expense by $543 thousand. Interest expense on other borrowings decreased by $4 thousand between the two periods. The average rate on other borrowings increased by 4 basis points, which increased interest expense by $7 thousand and the average balance increased by $1.6 million, which increased interest expense by $3 thousand.

As a result of the changes discussed above, net interest margin increased to 2.96% for the first quarter of 2023 from 2.76% for the first quarter of 2022.

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

	For the Three Months Ended
	March 31, 2023			March 31, 2022
(Dollars in Thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Interest-earning deposits	$17,044	$119	2.79%	$220,266	$84	0.15%
Securities	328,767	2,180	2.65%	160,968	553	1.37%
Loans receivable (1)	762,669	8,535	4.48%	653,493	7,336	4.49%
FRB and FHLB stock	10,665	209	7.84%	3,046	38	4.99%
Total interest-earning assets	1,119,145	$11,043	3.95%	1,037,773	$8,011	3.09%
Non-interest-earning assets	67,947			74,542
Total assets	$1,187,092			$1,112,315

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$134,047	$771	2.30%	$207,078	$189	0.37%
Savings deposits	61,317	13	0.08%	66,825	8	0.05%
Interest checking and other demand deposits	239,024	77	0.13%	230,461	39	0.07%
Certificate accounts	147,260	442	1.20%	201,446	114	0.23%
Total deposits	581,648	1,303	0.90%	705,810	350	0.20%
FHLB advances	145,201	1,323	3.64%	77,849	342	1.76%
Other borrowings	69,618	143	0.82%	68,019	147	0.86%
Total borrowings	214,819	1,466	2.73%	145,868	489	1.34%
Total interest-bearing liabilities	796,467	$2,769	1.39%	851,678	$839	0.39%
Non-interest-bearing liabilities	109,955			121,912
Stockholders’ equity	280,670			138,725
Total liabilities and stockholders’ equity	$1,187,092			$1,112,315

Net interest rate spread (2)		$8,274	2.56%		$7,172	2.69%
Net interest rate margin (3)			2.96%			2.76%
Ratio of interest-earning assets to interest-bearing liabilities			140.51%			121.85%

(1)	Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs and loan premiums.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

Credit loss provision

For the quarter ended March 31, 2023, the Company recorded a provision for credit losses under CECL of $88 thousand, compared to a loan loss provision under the previously used incurred loss model of $148 thousand for the quarter ended March 31, 2022.  No loan charge-offs were recorded during the quarters ended March 31, 2023 or March 31, 2022. The ACL increased to $6.3 million as of March 31, 2023, compared to $4.4 million as of December 31, 2022. The increase was due to the implementation of the CECL methodology adopted by the Company effective January 1, 2023, which increased the ACL by $1.8 million. In addition, the Company recorded an additional increase in the provision for credit losses of $88 thousand during the first quarter of 2023 as a result of growth in the loan portfolio.

Non-interest Income

Non-interest income for the three months ended March 31, 2023 totaled $289 thousand compared to $281 thousand for the three months ended March 31, 2022. The increase in non-interest income was due to an increase in other non-interest income of $11 thousand, partially offset by a decrease in service charges of $3 thousand.

Non-interest Expense

Total non-interest expense was $6.2 million for the first quarter of 2023, compared to $6.0 million for the first quarter of 2022. The increase in non-interest expense was primarily due to an increase in other non-interest expense of $286 thousand, an increase in professional services of $141 thousand and in increase of compensation and benefits of $130 thousand, partially offset by decreases $150 thousand in information services and $139 thousand in occupancy expense.

Income Taxes

Income tax expense or benefit is computed by applying the statutory federal income tax rate of 21% to the Company’s pre-tax net income. State taxes are recorded at the State of California tax rate and apportioned based on an allocation schedule to reflect that a portion of the Company’s operations are conducted in the Washington, D.C. area. The Company recorded income tax expense of $674 thousand during the first quarter of 2023, representing an effective rate of 29.7%, and a tax expense of $363 thousand during the first quarter of 2022, representing an effective tax rate of 27.0%.

Financial Condition

Total Assets

Total assets increased by $20.8 million at March 31, 2023, compared to December 31, 2022, reflecting growth in cash and cash equivalents of $13.5 million and growth in net loans of $8.0 million.

Securities Available-For-Sale

Securities available-for-sale totaled $329.0 million at March 31, 2023, compared with $328.7 million at December 31, 2022. The $0.3 million of increase in securities available-for-sale during the three months ended March 31, 2023 was primarily due to an increase of $3.4 million in the fair value of the securities as a result of favorable changes in interest rates during the quarter. These increases were partially offset by proceeds from principal paydowns on the balance of these securities of $3.4 million during the quarter.

Loans Receivable

Loans receivable increased by $8.0 million during first three months of 2023 primarily due to loan originations of $32.9 million which consisted of $18.5 million in construction loans, $11.6 million in multi-family loans, and $2.8 million in other commercial loans, offset in part by loan payoffs and repayments of $24.9 million.

Allowance for Credit Losses

Effective January 1, 2023, the Company accounts for credit losses on loans in accordance with ASC 326 – Financial Instruments-Credit Losses, to determine the ACL. ASC 326 requires the Company to recognize estimates for lifetime losses on loans and off-balance sheet loan commitments at the time of origination or acquisition. The recognition of losses at origination or acquisition represents the Company’s best estimate of the lifetime expected credit loss associated with a loan given the facts and circumstances associated with the particular loan, and involves the use of significant management judgement and estimates, which are subject to change based on management’s on-going assessment of the credit quality of the loan portfolio and changes in economic forecasts used in the model. The Company uses the WARM method when determining estimates for the ACL for each of its portfolio segments. The weighted average remaining life, including the effect of estimated prepayments, is calculated for each loan pool on a quarterly basis. The Company then estimates a loss rate for each pool using both its own historical loss experience and the historical losses of a group of peer institutions during the period from 2004 through the most recent quarter.

Since historical information (such as historical net losses) may not always, by itself, provide a sufficient basis for determining future expected credit losses, the Company periodically considers the need for qualitative adjustments to the ACL.

The Company has a credit portfolio review process designed to detect problem loans. Problem loans are typically those of a substandard or worse internal risk grade, and may consist of loans on nonaccrual status, loans that have recently been modified in response to a borrower’s deteriorating financial condition, loans where the likelihood of foreclosure on underlying collateral has increased, collateral dependent loans, and other loans where concern or doubt over the ultimate collectability of all contractual amounts due has become elevated. Such loans may, in the opinion of management, be deemed to no longer possess risk characteristics similar to other loans in the loan portfolio, because the specific attributes and risks associated with the loan have likely become unique as the credit quality of the loan deteriorates. As such, these loans may require individual evaluation to determine an appropriate ACL for the loan. When a loan is individually evaluated, the Company typically measures the expected credit loss for the loan based on a discounted cash flow approach, unless the loan has been deemed collateral dependent. The ACL for collateral dependent loans is determined using estimates of the fair value of the underlying collateral, less estimated selling costs.

The estimation of the appropriate level of the ACL requires significant judgment by management. Although management uses the best information available to make these estimations, future adjustments to the ACL may be necessary due to economic, operating, regulatory, and other conditions that may extend beyond the Company’s control. Changes in management’s estimates of forecasted net losses could materially change the level of the ACL. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ACL and credit review process. Such agencies may require the Company to recognize additions to the ACL based on judgments different from those of management.

The ACL, formerly known as the allowance for loan losses, was $6.3 million or 0.80% of gross loans held for investment at March 31, 2023, compared to an ALLL of $4.4 million, or 0.57% of gross loans held for investment, at December 31, 2022.

There were no recoveries or charge-offs recorded during the three month period ending March 31, 2023 and 2022.

Collateral dependent loans at March 31, 2023 were $1.2 million, which had an associated ACL of $53 thousand.

Impaired loans at December 31, 2022 were $1.7 million which had specific reserves of $7 thousand of the aggregate impaired loan amount.

Delinquent loans greater than 30 days as of March 31, 2023, were $406 thousand as compared to none at December 31, 2022. The $406 thousand of loans delinquent 30-59 days as of March 31, 2023 consisted primarily of multi-family loans.

Non-performing loans (“NPLs”) consist of delinquent loans that are 90 days or more past due and other loans, including troubled debt restructurings that do not qualify for accrual status. The Company did not have any NPLs as of March 31, 2023. NPLs as of December 31, 2022 totaled $144 thousand.

We believe that the ACL is adequate to cover currently expected losses in the loan portfolio as of March 31, 2023, but there can be no assurance that actual losses will not exceed the estimated amounts. The OCC and the Federal Deposit Insurance Corporation (“FDIC”) periodically review the ACL as an integral part of their examination process. These agencies may require an increase in the ACL based on their judgments of the information available to them at the time of their examinations.

Goodwill and Intangible Assets

The core deposit intangible asset is amortized on an accelerated basis reflecting the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. The estimated life of the core deposit intangible is approximately 10 years. During the three months ended March 31, 2023 and 2022, the Company recorded $98 thousand and $109 thousand, respectively, of amortization expense related to the core deposit intangible.

As the Company’s stock was recently trading at a discount to tangible book value, an assessment of goodwill impairment was performed as of December 31, 2022, in which no impairment was determined. No impairment charges were recorded during the three months ended March 31, 2023 or 2022, for goodwill or the core deposit intangible.

Deposits

Deposits decreased by $29.4 million to $657.5 million at March 31, 2023, from $686.9 million at December 31, 2022. The decrease in deposits was attributable to decreases of $50.0 million in liquid deposits (demand, interest checking and money market accounts), $2.2 million in savings deposits, $1.5 million in other certificates of deposit accounts, and $226 thousand in Insured Cash Sweep (“ICS”) deposits (ICS deposits are the Company’s money market deposit accounts in excess of FDIC insured limits whereby the Company makes reciprocal arrangements for insurance with other banks), partially offset by an increase of $24.5 million in Certificate of Deposit Registry Service (“CDARS”) deposits (CDARS deposits are similar to ICS deposits, but involve certificates of deposit, instead of money market accounts). The decrease in deposits was primarily due to customers who left the Company for higher interest rates available elsewhere, even after management made reasonable attempts to be responsive to the higher interest rate environment. As of March 31, 2023, our uninsured deposits represented approximately 25% of our total deposits, as compared to approximately 31% as of December 31, 2022.

Borrowings

Total borrowings increased by $47.9 million to $253.8 million at March 31, 2023, from $205.8 million at December 31, 2022, primarily due to $40.5 million in advances from the FHLB of Atlanta and $7.5 million in additional securities sold under agreements to repurchase.

From time to time we enter into agreements under which the Company sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The outstanding balance of these borrowings totaled $70.9 million and $63.5 million as of March 31, 2023 and December 31, 2022, respectively, and the interest rate paid on the borrowings were 0.24% and 0.38%, respectively. These agreements mature on a daily basis. As of March 31, 2023, securities with a market value of $87.6 million were pledged as collateral for securities sold under agreements to repurchase and included $33.9 million of U.S. Treasuries, $26.0 million of U.S. Government Agency securities, $22.2 million of mortgage-backed securities, $5.3 million of SBA pool securities and $273 thousand of federal agency CMO. The market value of securities pledged totaled $64.4 million as of December 31, 2022 and included $33.3 million of federal agency debt, $19.2 million of U.S. Treasuries and $11.9 million of federal agency mortgage-backed securities.

One relationship accounted for 75% of our balance of securities sold under agreements to repurchase as of March 31, 2023. We expect to maintain this relationship for the foreseeable future.

In connection with the New Market Tax Credit activities of the Company, CFC 45 is a partnership whose members include CFNMA and City First New Markets Fund II, LLC. This CDE acts in effect as a pass-through for a Merrill Lynch allocation totaling $14.0 million that needed to be deployed. In December 2015, Merrill Lynch made a $14.0 million non-recourse loan to CFC 45, whereby CFC 45 passed that loan through to a QALICB. The loan to the QALICB is secured by a Leasehold Deed of Trust that, due to the pass-through, non-recourse structure, is operationally and ultimately for the benefit of Merrill Lynch rather than CFC 45. Debt service payments received by CFC 45 from the QALICB are passed through to Merrill Lynch in return for which CFC 45 receives a servicing fee. The financial statements of CFC 45 are consolidated with those of the Company.

Stockholders’ Equity

Stockholders’ equity was $279.7 million, or 23.2%, of the Company’s total assets, at March 31, 2023, compared to $279.5 million, or 23.6% of the Company’s total assets at December 31, 2022. The increase in total stockholders’ equity was primarily due to a decrease in accumulated other comprehensive loss, net of tax of $2.4 million, and net income for the quarter of $1.6 million, offset by an increase of $2.5 million of unearned shares in the employee stock ownership plan and the $1.3 million charge, net of tax, to retained earnings for the implementation of CECL.

The Bank’s Community Bank Leverage Ratio (“CBLR”) was 15.69% at March 31, 2023 and 15.75% at December 31, 2022.

During the first quarter of 2022, the Company completed the exchange of all the Series A Fixed Rate Cumulative Redeemable Preferred Stock, with an aggregate liquidation value of $3 million, plus accrued dividends, for 1,193,317 shares of Class A Common Stock at an exchange price of $2.51 per share of Class A Common Stock. In addition, during the first quarter of 2022, the Company issued 542,449 shares of Class A Common Stock to directors, executive officers, and certain employees, including 495,262 shares of restricted stock to executive officers and certain employees, which vest over periods ranging from 36 months to 60 months, and 47,187 shares of unrestricted stock to directors which vested immediately.

The Company’s book value per share was $1.76 per share as of both March 31, 2023 and December 31, 2022.

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

	Common Equity Capital	Shares Outstanding	Per Share Amount
	(Dollars in thousands)
March 31, 2023:
Common book value	$129,385	73,503,292	$1.76
Less:
Goodwill	25,858
Net unamortized core deposit intangible	2,403
Tangible book value	$101,124	73,503,292	$1.38

December 31, 2022:
Common book value	$129,482	73,432,517	$1.76
Less:
Goodwill	25,858
Net unamortized core deposit intangible	2,501
Tangible book value	$101,123	$73,432,517	$1.38

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet our obligations on a timely and cost-effective basis. The Bank’s sources of funds include deposits, advances from the FHLB, other borrowings, proceeds from the sale of loans and investment securities, and payments of principal and interest on loans and investment securities. The Bank is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets, or $301.4 million, to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. Based on FHLB stock held and collateral pledged as of March 31, 2023, the Bank had the ability to borrow an additional $157.2 million from the FHLB of Atlanta. In addition, the Bank had additional lines of credit of $10.0 million with other financial institutions as of March 31, 2023.

The Bank’s primary uses of funds include withdrawals of and interest payments on deposits, originations of loans, purchases of investment securities, and the payment of operating expenses. Also, when the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank invests in federal funds with the Federal Reserve Bank or in money market accounts with other financial institutions. The Bank’s liquid assets at March 31, 2023 consisted of $29.6 million in cash and cash equivalents and $242.7 million in securities available-for-sale that were not pledged, compared to $16.1 million in cash and cash equivalents and $250.3 million in securities available-for-sale that were not pledged at December 31, 2022. Currently, we believe that the Bank has sufficient liquidity to support growth over the next twelve months.

The Bank has a significant concentration of deposits with one customer that accounted for approximately 10% of its deposits as of March 31, 2023. The Bank also has a significant concentration of short-term borrowings from one customer that accounted for 75% of the outstanding balance of securities sold under agreements to repurchase as of March 31, 2023. The Bank expects to maintain the relationships with these customers for the foreseeable future.

The Company’s liquidity, separate from the Bank, is based primarily on the proceeds from financing transactions, such as the private placement completed in June of 2022 and previous private placements. The Bank is currently under no prohibition to pay dividends to the Company, but is subject to restrictions as to the amount of the dividends based on normal regulatory guidelines.

On a consolidated basis, the Company recorded net cash inflows from operating activities of $3.8 million the three months ended March 31, 2023, compared to consolidated net cash outflows from operating activities of $1.8 million during the three months ended March 31, 2022. Net cash inflows from operating activities during the three months ended March 31, 2023 were primarily attributable to net income during the quarter.

The Company recorded consolidated net cash outflows from investing activities of $6.3 million during the three months ended March 31, 2023, compared to consolidated net cash outflows from investing activities of $26.3 million during the three months ended March 31, 2022. Net cash outflows from investing activities for the three months ended March 31, 2023 were primarily due to the funding of new loans, offset by repayments of principal on loan balances of $9.7 million and purchases of FHLB stock of $1.8 million, partially offset by proceeds from principal paydowns from available-for-sale securities of $3.4 million. Net cash outflows from investing activities during the three months ended March 31, 2022 were primarily due to purchases of investment securities of $26.9 million.

The Company recorded consolidated net cash inflows from financing activities of $16.1 million during the three months ended March 31, 2023, compared to consolidated net cash inflows of $42.7 million during the three months ended March 31, 2022. Net cash inflows from financing activities during the three months ended March 31, 2023 were primarily due to proceeds from FHLB advances of $40.5 million along with an increase in securities sold under agreements to repurchase of $7.5 million cash, partially offset by a decrease in deposits of $29.4 million. Net cash inflows from financing activities during the three months ended March 31, 2022 were primarily attributable to a net increase in deposits of $51.7 million and a net increase of $4.0 million in securities sold under agreements to repurchase, net of repayments of FHLB advances of $13.0 million.

Capital Resources and Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of March 31, 2023 and December 31, 2022, the Bank exceeded all capital adequacy requirements to which it is subject and meets the qualifications to be considered “well capitalized.” (See Note 10 – Stockholders’ Equity and Regulatory Matters.)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of March 31, 2023. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None

Item 1A.	RISK FACTORS

Not Applicable

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibit Number*
3.1	Amended and Restated Certificate of Incorporation of Registrant effective as of April 1, 2022 (Exhibit 3.1 to Form 8-K filed by Registrant on April 5, 2021)
3.2	Bylaws of Registrant (Exhibit 3.2 to Form 8-K filed by Registrant on August 24, 2020)
3.3	Certificate of Designations of Senior Non-Cumulative Perpetual Preferred Stock, Series C (Exhibit 3.1 to Form 8-K filed by Registrant on June 8, 2022)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: May 16, 2023	By:	/s/ Brian Argrett
Brian Argrett
Chief Executive Officer

Date: May 16, 2023	By:	/s/ Brenda J. Battey
Brenda J. Battey
Chief Financial Officer