Form 10-Q
period 2023-06-30
BROADWAY FINANCIAL CORP \DE\
filed 2023-08-14
CIK 1001171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 7, 2023, 49,444,456 shares of the Registrant’s Class A voting common stock, 11,404,618 shares of the Registrant’s Class B non-voting common stock and 13,380,516 shares of the Registrant’s Class C non-voting common stock were outstanding.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition
(In thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Cash and due from banks	$6,192	$7,459
Interest-bearing deposits in other banks	4,550	8,646
Cash and cash equivalents	10,742	16,105
Securities available-for-sale, at fair value	322,516	328,749
Loans receivable held for investment, net of allowance of $6,970 and $4,388	824,621	768,046
Accrued interest receivable	4,114	3,973
Federal Home Loan Bank ("FHLB") stock	9,062	5,535
Federal Reserve Bank ("FRB") stock	3,543	5,264
Office properties and equipment, net	10,000	10,291
Bank owned life insurance	3,253	3,233
Deferred tax assets, net	11,896	11,872
Core deposit intangible, net	2,306	2,501
Goodwill	25,858	25,858
Other assets	3,461	2,866
Total assets	$1,231,372	$1,184,293

Liabilities and stockholders’ equity
Liabilities:
Deposits	$646,063	$686,916
Securities sold under agreements to repurchase	71,381	63,471
FHLB advances	210,268	128,344
Notes payable	14,000	14,000
Accrued expenses and other liabilities	12,176	11,910
Total liabilities	953,888	904,641
Non-Cumulative Redeemable Perpetual Preferred stock, Series C; authorized 150,000 shares at June 30, 2023 and December 31, 2022; issued and outstanding 150,000 shares at June 30, 2023 and December 31, 2022; liquidation value $1,000 per share	150,000	150,000
Common stock, Class A, $0.01 par value, voting; authorized 75,000,000 shares at June 30, 2023 and December 31, 2022; issued 52,069,919 shares at June 30, 2023 and 51,265,209 shares at December 31, 2022; outstanding 49,452,093 shares at June 30, 2023 and 48,647,383 shares at December 31, 2022	520	513
Common stock, Class B, $0.01 par value, non-voting; authorized 15,000,000 shares at June 30, 2023 and December 31, 2022; issued and outstanding 11,404,618 shares at June 30, 2023 and December 31, 2022	114	114
Common stock, Class C, $0.01 par value, non-voting; authorized 25,000,000 shares at June 30, 2023 and December 31, 2022; issued and outstanding 13,380,516 at June 30, 2023 and December 31, 2022	134	134
Additional paid-in capital	143,659	143,491
Retained earnings	9,854	9,294
Unearned Employee Stock Ownership Plan (ESOP) shares	(4,247)	(1,265)
Accumulated other comprehensive loss, net of tax	(17,419)	(17,473)
Treasury stock-at cost, 2,617,826 shares at June 30, 2023 and at December 31, 2022	(5,326)	(5,326)
Total Broadway Financial Corporation and Subsidiary stockholders’ equity	277,289	279,482
Non-controlling interest	195	170
Total liabilities and stockholders’ equity	$1,231,372	$1,184,293

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Interest income:
Interest and fees on loans receivable	$9,098	$6,879	$17,633	$14,083
Interest on available-for-sale securities	2,183	834	4,363	1,425
Other interest income	359	788	687	872
Total interest income	11,640	8,501	22,683	16,380

Interest expense:
Interest on deposits	1,549	349	2,852	699
Interest on borrowings	2,823	114	4,289	471
Total interest expense	4,372	463	7,141	1,170

Net interest income	7,268	8,038	15,542	15,210
Provision for (recapture of) credit losses	768	(577)	810	(429)
Net interest income after provision for credit losses	6,500	8,615	14,732	15,639

Non-interest income:
Service charges	38	21	99	85
Other	222	240	450	457
Total non-interest income	260	261	549	542

Non-interest expense:
Compensation and benefits	3,734	3,307	7,483	6,926
Occupancy expense	443	400	888	842
Information services	735	767	1,450	1,632
Professional services	607	958	1,112	1,322
Supervisory costs	201	100	295	257
Office services and supplies	26	54	48	115
Advertising and promotional expense	59	17	127	67
Corporate insurance	61	62	123	115
Appraisal and other loan expense	26	66	69	96
Amortization of core deposit intangible	97	108	195	217
Travel expense	37	62	115	93
Other expense	395	365	768	544
Total non-interest expense	6,421	6,266	12,673	12,226

Income before income taxes	339	2,610	2,608	3,955
Income tax expense	93	757	767	1,120
Net income	$246	$1,853	$1,841	$2,835
Less: Net income (loss) attributable to non-controlling interest	3	(1)	25	23
Net income attributable to Broadway Financial Corporation	$243	$1,854	$1,816	$2,812

Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities available-for-sale arising during the period	$(3,356)	$(5,178)	$77	$(13,332)
Income tax (benefit) expense	(965)	(1,675)	23	(3,982)
Other comprehensive (loss) income, net of tax	(2,391)	(3,503)	54	(9,350)

Comprehensive (loss) income	$(2,148)	$(1,649)	$1,870	$(6,538)

Earnings per common share-basic	$–	$0.03	$0.03	$0.04
Earnings per common share-diluted	$–	$0.03	$0.03	$0.04

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income	$1,841	$2,835
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (recapture) for credit losses	810	(429)
Depreciation	323	573
Amortization of deferred loan origination costs, net	(460)	(376)
Net amortization of premiums and discounts on available-for-sale securities	(511)	192
Amortization of purchase accounting marks on loans	(66)	(990)
Amortization of core deposit intangible	195	217
Director compensation expense-common stock	95	84
Accretion of premium on FHLB advances	(6)	(20)
Stock-based compensation expense	90	58
ESOP compensation expense	22	45
Earnings on bank owned life insurance	(20)	(21)
Change in assets and liabilities:
Net change in deferred taxes	461	1,209
Net change in accrued interest receivable	(141)	678
Net change in other assets	(595)	(1,039)
Net change in accrued expenses and other liabilities	97	(3,375)
Net cash provided by (used in) operating activities	2,135	(359)

Cash flows from investing activities:
Net change in loans receivable held for investment	(58,668)	3,440
Principal payments on available-for-sale securities	6,821	9,231
Purchase of available-for-sale securities	–	(104,657)
Purchase of FHLB stock	(3,783)	(328)
Proceeds from redemption of FHLB stock	256	1,431
Proceeds from redemption of FRB stock	1,721	–
Purchase of office properties and equipment	(32)	(583)
Net cash used in investing activities	(53,685)	(91,466)

Cash flows from financing activities:
Net change in deposits	(40,853)	28,125
Net change in securities sold under agreements to repurchase	7,910	15,332
Increase in unreleased ESOP shares	(2,800)	–
Proceeds from issuance of preferred stock	–	150,000
Dividends paid on preferred stock	–	(15)
Proceeds from FHLB advances	82,000	–
Repayments of FHLB advances	(70)	(53,000)
Net cash provided by financing activities	46,187	140,442
Net change in cash and cash equivalents	(5,363)	48,617
Cash and cash equivalents at beginning of the period	16,105	231,520
Cash and cash equivalents at end of the period	$10,742	$280,137
Supplemental disclosures of cash flow information:
Cash paid for interest	$4,648	$1,378
Cash paid for income taxes	236	–
Supplemental non-cash disclosures:
Common stock issued in exchange for preferred stock	–	3,000

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Three Month Periods Ended June 30, 2023 and 2022
	Preferred Stock Non-Voting	Common Stock Voting	Common Stock Non-Voting	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Non-Controlling Interest	Total Stockholders’ Equity
	(In thousands)
Balance at April 1, 2023	$150,000	$513	$248	$143,621	$(15,028)	$9,611	$(3,963)	$(5,326)	$192	$279,868
Net income	–	–	–	–	–	243	–	–	3	246
Release of unearned ESOP shares	–	–	–	(6)	–	–	16	–	–	10
Increase in unreleased shares	–	–	–	–	–	–	(300)	–	–	(300)
Stock-based compensation expense	–	7	–	44	–	–	–	–	–	51
Director stock compensation expense	–	–	–	–	–	–	–	–	–	–
Other comprehensive income, net of tax	–	–	–	–	(2,391)	–	–	–	–	(2,391)
Balance at June 30, 2023	$150,000	$520	248	143,659	(17,419)	9,854	(4,247)	(5,326)	195	277,484

Balance at April 1, 2022	$–	$489	$272	$143,373	$(6,398)	$4,616	$(813)	$(5,326)	$124	$136,337
Net income	–	–	–	–	–	1,854	–	–	(1)	1,853
Preferred shares issued	150,000	–	–	–	–	–	–	–	–	150,000
Conversion of non-voting common shares into voting common shares	–	15	(15)	–	–	–	–	–	–	–
Release of unearned ESOP shares	–	–	–	11	–	–	16	–	–	27
Stock-based compensation expense	–	–	–	43	–	–	–	–	–	43
Other comprehensive loss, net of tax	–	–	–	–	(3,503)	–	–	–	–	(3,503)
Balance at June 30, 2022	$150,000	$504	$257	$143,427	$(9,901)	$6,470	$(797)	$(5,326)	$123	$284,757

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Six Month Periods Ended June 30, 2023 and 2022
	Preferred Stock Non-Voting	Common Stock Voting	Common Stock Non-Voting	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Non-Controlling Interest	Total Stockholders’ Equity
	(In thousands)
Balance at January 1, 2023	$150,000	$513	$248	$143,491	$(17,473)	$9,294	$(1,265)	$(5,326)	$170	$279,652
Cumulative effect of change related to adoption of ASU 2016-13	–	–	–	–	–	(1,256)	–	–	–	(1,256)
Adjusted balance, January 1, 2023	150,000	513	248	143,491	(17,473)	8,038	(1,265)	(5,326)	170	278,396
Net income	–	–	–	–	–	1,816	–	–	25	1,841
Release of unearned ESOP shares	–	–	–	(10)	–	–	(182)	–	–	(192)
Increase in unreleased ESOP shares	–	–	–	–	–	–	(2,800)	–	–	(2,800)
Stock compensation expense	–	7	–	83	–	–	–	–	–	90
Director stock compensation expense	–	–	–	95	–	–	–	–	–	95
Other comprehensive loss, net of tax	–	–	–	–	54	–	–	–	–	54
Balance at June 30, 2023	$150,000	$520	$248	$143,659	$(17,419)	$9,854	$(4,247)	$(5,326)	$195	$277,484

Balance at January 1, 2022	$3,000	$463	$281	$140,289	$(551)	$3,673	$(829)	$(5,326)	$100	$141,100
Net income	–	–	–	–	–	2,812	–	–	23	2,835
Preferred shares issued in business combination	150,000	–	–	–	–	–	–	–	–	150,000
Dividends paid on preferred stock	–	–	–	–	–	(15)	–	–	–	(15)
Release of unearned ESOP shares	–	–	–	13	–	–	32	–	–	45
Stock compensation expense	–	5	–	53	–	–	–	–	–	58
Director stock compensation expense	–	–	–	84	–	–	–	–	–	84
Conversion of preferred shares to common shares	(3,000)	12	–	2,988	–	–	–	–	–	–
Conversion of non-voting shares into voting shares	–	24	(24)	–	–	–	–	–	–	–
Other comprehensive income, net of tax	–	–	–	–	(9,350)	–	–	–	–	(9,350)
Balance at June 30, 2022	$150,000	$504	$257	$143,427	$(9,901)	$6,470	$(797)	$(5,326)	$123	$284,757

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q.  These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”) and, accordingly, should be read in conjunction with such audited consolidated financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

The Company’s assessment of available-for-sale investment securities as of June 30, 2023, indicated that an ACL was not required. The Company analyzed available-for-sale investment securities that were in an unrealized loss position and determined the decline in fair value for those securities was not related to credit, but rather related to changes in interest rates and general market conditions. As such, no ACL was recorded for available-for-sale securities as of June 30, 2023.

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

The Company’s ACL model also includes adjustments for qualitative factors, where appropriate. Since historical information (such as historical net losses) may not always, by itself, provide a sufficient basis for determining future expected credit losses, the Company periodically considers the need for qualitative adjustments to the ACL. Qualitative adjustments may include, but are not limited to factors such as: (i) changes in lending policies and procedures, including changes in underwriting standards and collections, charge offs, and recovery practices; (ii) changes in international, national, regional, and local conditions; (iii) changes in the nature and volume of the portfolio and terms of loans; (iv) changes in the experience, depth, and ability of lending management; (v) changes in the volume and severity of past due loans and other similar conditions; (vi) changes in the quality of the organization’s loan review system; (vii) changes in the value of underlying collateral for collateral dependent loans; (viii) the existence and effect of any concentrations of credit and changes in the levels of such concentrations; and (ix) the effect of other external factors (i.e., competition, legal and regulatory requirements) on the level of estimated credit losses.

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

Modified Loans to Borrowers Experiencing Financial Difficulty

In certain instances, the Company makes modifications to loans in order to alleviate temporary difficulties in the borrower’s financial condition and/or constraints on the borrower’s ability to repay the loan, and to minimize potential losses to the Company. Modifications may include: changes in the amortization terms of the loan, reductions in interest rates, acceptance of interest only payments, and reductions to the outstanding loan balance (or any combination of such changes). Such loans are typically placed on nonaccrual status when there is doubt concerning the full repayment of principal and interest or the loan has been in default for a period of 90 days or more. Such loans may be returned to accrual status when all contractual amounts past due have been brought current, and the borrower’s performance under the modified terms of the loan agreement and the ultimate collectability of all contractual amounts due under the modified terms is no longer in doubt. The Company typically measures the ACL on these loans on an individual basis as the loans are deemed to no longer have risk characteristics that are similar to other loans in the portfolio. The determination of the ACL for these loans is based on a discounted cash flow approach, unless the loan is deemed collateral dependent, which requires measurement of the ACL based on the estimated expected fair value of the underlying collateral, less selling costs.

Accounting Pronouncements Recently Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU replaces the incurred loss impairment model in previous GAAP with a model that reflects current expected credit losses. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. CECL also requires credit losses on available-for-sale debt securities be measured through an allowance for credit losses when the fair value is less than the amortized cost basis. The new guidance also applies to off-balance sheet credit exposures. The ASU requires that all expected credit losses for financial assets held at the reporting date be measured based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU also requires enhanced disclosures, including qualitative and quantitative disclosures that provide additional information about significant estimates and judgments used in estimating credit losses. The provisions of this ASU became effective for the Company for all annual and interim periods beginning January 1, 2023.

In April 2019, the FASB issued ASU 2019-04 – Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815-Derivatives and Hedging, and Topic 825-Financial Instruments. This ASU was issued as part of an ongoing project on the FASB’s agenda for improving the Codification or correcting for its unintended application. The amendments in this ASU became effective for all interim and annual reporting periods for the Company on January 1, 2023. The Company adopted the provisions within this ASU in conjunction with the implementation of ASC 326, including: (i) the election to not measure credit losses on accrued interest receivable when such balances are written-off in a timely manner when deemed uncollectable and (ii) the election to not include the balance of accrued interest receivable as part of the amortized cost of a loan or security.

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

In February 2019, the U.S. federal bank regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in the adverse regulatory capital effects of the impact of adoption of ASC 326 over a three-year period. As a result, entities have the option to gradually phase in the full effect of CECL on regulatory capital over a three-year transition period. The Company implemented its CECL model commencing January 1, 2023 and elected to phase in the effect of CECL on regulatory capital over the three-year transition period.

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

NOTE 2 – Earnings Per Share of Common Stock

Basic earnings per share of common stock is computed pursuant to the two-class method by dividing net income available to common stockholders less dividends paid on participating securities (unvested shares of restricted common stock) and any undistributed earnings attributable to participating securities by the weighted average common shares outstanding during the period.  The weighted average common shares outstanding includes the weighted average number of shares of common stock outstanding less the weighted average number of unvested shares of restricted common stock. Employee Stock Ownership Plan (“ESOP”) shares are considered outstanding for this calculation unless unearned.  Diluted earnings per share of common stock includes the dilutive effect of unvested stock awards and additional potential common shares issuable under stock options.

The following table shows how the Company computed basic and diluted earnings per share of common stock for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except share and per share data)
Net income attributable to Broadway Financial Corporation	$243	$1,854	$1,816	$2,812
Less net income attributable to participating securities	4	12	27	18
Income available to common stockholders	$239	$1,842	$1,789	$2,794

Weighted average common shares outstanding for basic earnings per common share	69,470,113	72,527,974	70,177,588	72,292,735
Add: dilutive effects of unvested restricted stock awards	1,025,840	461,047	1,041,188	467,890
Add: dilutive effects of assumed exercise of stock options	–	–	–	7,982
Weighted average common shares outstanding for diluted earnings per common share	70,495,953	72,989,021	71,218,776	72,768,607

Earnings per common share - basic	$–	$0.03	$0.03	$0.04
Earnings per common share - diluted	$–	$0.03	$0.03	$0.04

NOTE 3 – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios as of the dates indicated and the corresponding amounts of unrealized gains and losses which were recognized in accumulated other comprehensive loss:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2023:
Federal agency mortgage-backed securities	$80,486	$1	$(10,559)	$69,928
Federal agency collateralized mortgage obligations (“CMO”)	26,192	–	(1,813)	24,379
Federal agency debt	55,786	–	(4,011)	51,775
Municipal bonds	4,850	–	(581)	4,269
U.S. Treasuries	166,519	–	(5,706)	160,813
U.S. Small Business Administration (the “SBA”) pools	13,186	6	(1,840)	11,352
Total available-for-sale securities	$347,019	$7	$(24,510)	$322,516
December 31, 2022:
Federal agency mortgage-backed securities	$84,955	$2	$(10,788)	$74,169
Federal agency CMOs	27,776	–	(1,676)	26,100
Federal agency debt	55,687	26	(4,288)	51,425
Municipal bonds	4,866	–	(669)	4,197
U.S. Treasuries	165,997	–	(5,408)	160,589
SBA pools	14,048	9	(1,788)	12,269
Total available-for-sale securities	$353,329	$37	$(24,617)	$328,749

As of June 30, 2023, investment securities with a fair value of $86.3 million were pledged as collateral for securities sold under agreements to repurchase and included $33.5 million of U.S. Treasuries, $31.3 million of U.S. Government Agency securities, $14.5 million of mortgage-backed securities and $7.0 million of federal agency CMOs. As of December 31, 2022 investment securities with a fair value of $64.4 million were pledged as collateral for securities sold under agreements to repurchase and included $33.3 million of federal agency debt, $19.2 million of U.S. Treasuries and $11.9 million of federal agency mortgage-backed securities (See Note 6 – Borrowings). There were no securities pledged to secure public deposits at June 30, 2023 or December 31, 2022.

At June 30, 2023, and December 31, 2022, there were no holdings of securities by any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The amortized cost and estimated fair value of all investment securities available-for-sale at June 30, 2023, by contractual maturities are shown below.  Contractual maturities may differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Due in one year or less	$54,845	$–	$(1,125)	$53,720
Due after one year through five years	166,296	–	(8,028)	158,268
Due after five years through ten years	33,410	–	(3,020)	30,390
Due after ten years (1)	92,468	7	(12,337)	80,138
	$347,019	$7	$(24,510)	$322,516

(1)	Mortgage-backed securities, collateralized mortgage obligations and SBA pools do not have a single stated maturity date and therefore have been included in the “Due after ten years” category.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2023:
Federal agency mortgage-backed securities	$8,481	$(332)	$61,199	$(10,227)	$69,680	$(10,559)
Federal agency CMOs	11,792	(570)	12,587	(1,243)	24,379	(1,813)
Federal agency debt	10,427	(169)	41,348	(3,842)	51,775	(4,011)
Municipal bonds	356	(44)	3,913	(537)	4,269	(581)
U. S. Treasuries	115,280	(3,306)	45,533	(2,400)	160,813	(5,706)
SBA pools	563	(2)	9,757	(1,838)	10,320	(1,840)
Total unrealized loss position investment securities	$146,899	$(4,423)	$174,337	$(20,087)	$321,236	$(24,510)

December 31, 2022:
Federal agency mortgage-backed securities	$38,380	$(4,807)	$35,526	$(5,981)	$73,906	$(10,788)
Federal agency CMOs	20,997	(885)	5,103	(791)	26,100	(1,676)
Federal agency debt	26,383	(1,529)	21,956	(2,759)	48,339	(4,288)
Municipal bonds	2,176	(315)	2,021	(354)	4,197	(669)
U. S. Treasuries	143,989	(3,884)	16,600	(1,524)	160,589	(5,408)
SBA pools	3,743	(365)	6,763	(1,423)	10,506	(1,788)
Total unrealized loss position investment securities	$235,668	$(11,785)	$87,969	$(12,832)	$323,637	$(24,617)

At June 30, 2023, and December 31, 2022, there were no securities in nonaccrual status. All securities in the portfolio were current with their contractual principal and interest payments. At June 30, 2023, and December 31, 2022, there were no securities purchased with deterioration in credit quality since their origination. At June 30, 2023, and December 31, 2022, there were no collateral dependent securities.

NOTE 4. – Loans Receivable Held for Investment

Loans receivable held for investment were as follows as of the dates indicated:

	June 30, 2023	December 31, 2022
	(In thousands)
Real estate:
Single family	$25,952	$30,038
Multi-family	529,169	502,141
Commercial real estate	128,029	114,574
Church	11,946	15,780
Construction	77,335	40,703
Commercial – other	53,056	64,841
SBA loans (1)	5,724	3,601
Consumer	30	11
Gross loans receivable before deferred loan costs and premiums	831,241	771,689
Unamortized net deferred loan costs and premiums	1,295	1,755
Gross loans receivable	832,536	773,444
Credit and interest marks on purchased loans, net	(945)	(1,010)
Allowance for credit losses (2)	(6,970)	(4,388)
Loans receivable, net	$824,621	$768,046

(1)	Including Paycheck Protection Program (PPP) loans.
(2)	The allowance for credit losses as of December 31, 2022 was accounted for under ASC 450 and ASC 310, which is reflective of probable incurred losses as of the date of the consolidated statement of financial condition. Effective January 1, 2023, the allowance for credit losses is accounted for under ASC 326, which is reflective of estimated expected lifetime credit losses.

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

As part of the CFBanc merger on April 1, 2021, the Company acquired PCI loans. Prior to the CFBanc merger, there were no such acquired loans. The carrying amount of those loans was as follows:

	June 30, 2023	December 31, 2022
	(In thousands)
Real estate:
Single family	$–	$68
Commercial – other	49	57
	$49	$125

The following tables summarize the discount on the PCI loans for the periods indicated:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	(In thousands)
Balance at the beginning of the period	$165	$165
Deduction due to payoffs	(112)	(112)
Accretion	4	4
Balance at the end of the period	$49	$49

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	(In thousands)
Balance at the beginning of the period	$165	$883
Deduction due to payoffs	–	(707)
Accretion	5	16
Balance at the end of the period	$160	$160

Effective January 1, 2023, the Company accounts for credit losses on loans in accordance with ASC 326. ASC 326 requires the Company to recognize estimates for lifetime losses on loans and off-balance sheet loan commitments at the time of origination or acquisition. The recognition of losses at origination or acquisition represents the Company’s best estimate of the lifetime expected credit loss associated with a loan given the facts and circumstances associated with the particular loan, and involves the use of significant management judgement and estimates, which are subject to change based on management’s on-going assessment of the credit quality of the loan portfolio and changes in economic forecasts used in the model. The Company uses the WARM method when determining estimates for the ACL for each of its portfolio segments. The weighted average remaining life, including the effect of estimated prepayments, is calculated for each loan pool on a quarterly basis. The Company then estimates a loss rate for each pool using both its own historical loss experience and the historical losses of a group of peer institutions during the period from 2004 through the most recent quarter.

The Company’s ACL model also includes adjustments for qualitative factors, where appropriate. Qualitative adjustments may include, but are not limited to factors such as: (i) changes in lending policies and procedures, including changes in underwriting standards and collections, charge offs, and recovery practices; (ii) changes in international, national, regional, and local conditions; (iii) changes in the nature and volume of the portfolio and terms of loans; (iv) changes in the experience, depth, and ability of lending management; (v) changes in the volume and severity of past due loans and other similar conditions; (vi) changes in the quality of the organization’s loan review system; (vii) changes in the value of underlying collateral for collateral dependent loans; (viii) the existence and effect of any concentrations of credit and changes in the levels of such concentrations; and (ix) the effect of other external factors (i.e., competition, legal and regulatory requirements) on the level of estimated credit losses. These qualitative factors incorporate the concept of reasonable and supportable forecasts, as required by ASC 326.

The following tables summarize the activity in the allowance for credit losses on loans for the period indicated:

	Three Months Ended June 30, 2023
	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture) (1)	Ending Balance
	(In thousands)
Loans receivable held for investment:
Real estate:
Single family	$261	$–	$–	$(14)	$247
Multi-family	3,932	–	–	323	4,255
Commercial real estate	1,012	–	–	–	1,012
Church	92	–	–	(9)	83
Construction	593	–	–	195	788
Commercial - other	357	–	–	189	546
SBA loans	38	–	–	1	39
Consumer	–	–	–	–	–
Total	$6,285	$–	$–	$685	$6,970

	Six Months Ended June 30, 2023
	Beginning Balance	Impact of CECL Adoption	Charge-offs	Recoveries	Provision (Recapture) (1)	Ending Balance
	(In thousands)
Loans receivable held for investment:
Real estate:
Single family	$109	$214	$–	$–	$(76)	$247
Multi-family	3,273	603	–	–	379	4,255
Commercial real estate	449	466	–	–	97	1,012
Church	65	37	–	–	(19)	83
Construction	313	219	–	–	256	788
Commercial - other	175	254	–	–	117	546
SBA loans	–	20	–	–	19	39
Consumer	4	(4)	–	–	–	–
Total	$4,388	$1,809	$–	$–	$773	$6,970

(1)	The bank also recorded a provision for off balance sheet loan commitments of $83 thousand for the three months ended June 30, 2023 and $37 thousand for six months ended June 30, 2023.

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated (in thousands):

	For the Three Months Ended June 30, 2022
	Real Estate
	Single Family	Multi- Family	Commercial Real Estate	Church	Construction	Commercial - Other	Consumer	Total
Beginning balance	$157	$2,771	$217	$63	$236	$95	$–	$3,539
Provision for (recapture of) loan losses	(37)	(493)	(64)	(15)	(15)	43	4	(577)
Recoveries	–	–	–	–	–	–	–	–
Loans charged off	–	–	–	–	–	–	–	–
Ending balance	$120	$2,278	$153	$48	$221	$138	$4	$2,962

	For the Six Months Ended June 30, 2022
	Real Estate
	Single Family	Multi- Family	Commercial Real Estate	Church	Construction	Commercial - Other	Consumer	Total
Beginning balance	$145	$2,657	$236	$103	$212	$23	$15	$3,391
Provision for (recapture of) loan losses	(25)	(379)	(83)	(55)	9	115	(11)	(429)
Recoveries	–	–	–	–	–	–	–	–
Loans charged off	–	–	–	–	–	–	–	–
Ending balance	$120	$2,278	$153	$48	$221	$138	$4	$2,962

 The increase in ACL during the three months ended June 30, 2023 was primarily due to growth in multi-family, construction and other commercial loans. The increase in ACL during the six months ended June 30, 2023 was due to the implementation of the CECL methodology adopted by the Bank effective January 1, 2023, which increased the ACL by $1.8 million, in addition to growth in the loan portfolio, primarily during the second quarter. The CECL methodology includes estimates of expected loss rates in the future, whereas the former Allowance for Loan and Lease (“ALLL”) methodology did not.

Prior to the Company’s adoption of ASC 326 on January 1, 2023, the Company maintained ALLL in accordance with ASC 310 and ASC 450 that covered estimated credit losses on individually evaluated loans that were determined to be impaired, as well as estimated probable incurred losses inherent in the remainder of the loan portfolio.

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

The following table presents collateral dependent loans by collateral type as of the date indicated:

	June 30, 2023
	Single Family	Multi-Use Residential	Church	Business Assets	Total
Real estate:	(In thousands)
Single family	$50	$0	$–	$–	$50
Multi family	–	5,741	–	–	5,741
Commercial real estate	–	–	74	–	74
Church	–	–	691	–	691
Commercial – other	–	–	–	275	275
Total	$50	$5,741	$765	$275	$6,831

At June 30, 2023, $6.8 million of individually evaluated loans were evaluated based on the underlying value of the collateral and no individually evaluated loans were evaluated using a discounted cash flow approach. These loans had an associated ACL of $119 thousand as of June 30, 2023. The increase in multi-use residential loans was due to one loan whose payments were being supported by a guarantor as of June 30, 2023. There was no ACL associated with this loan as of June 30, 2023. None of these collateral dependent loans were on nonaccrual status at June 30, 2023.

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

The following table presents the balance in the allowance for loan losses and the recorded investment (unpaid contractual principal balance less charge-offs, less interest applied to principal, plus unamortized deferred costs and premiums) by loan type and based on the impairment method as of the date indicated:

	December 31, 2022
	Real Estate
	Single Family	Multi- Family	Commercial Real Estate	Church	Construction	Commercial - Other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3	$–	$–	$4	$–	$–	$–	$7
Collectively evaluated for impairment	106	3,273	449	61	313	175	4	4,381
Total ending allowance balance	$109	$3,273	$449	$65	$313	$175	$4	$4,388
Loans:
Loans individually evaluated for impairment	$57	$–	$–	$1,655	$–	$–	$–	$1,712
Loans collectively evaluated for impairment	20,893	462,539	63,929	9,008	38,530	29,558	11	624,468
Subtotal	20,950	462,539	63,929	10,663	38,530	29,558	11	626,180
Loans acquired in the CFBanc merger	9,088	41,357	50,645	5,117	2,173	38,884	–	147,264
Total ending loans balance	$30,038	$503,896	$114,574	$15,780	$40,703	$68,442	$11	$773,444

The following table presents information related to loans individually evaluated for impairment by loan type as of the dates indicated:

	December 31, 2022
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Church	$1,572	$1,572	$–
With an allowance recorded:
Single family	57	57	3
Church	83	83	4
Total	$1,712	$1,712	$7

The recorded investment in loans excludes accrued interest receivable due to immateriality.  For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

The following tables present the monthly average of loans individually evaluated for impairment by loan type and the related interest income for the periods indicated:

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$63	$1	$63	$1
Multi-family	274	5	274	5
Church	2,197	25	2,197	25
Commercial - other	–	–	–	–
Total	$2,534	$31	$2,534	$31

Past Due Loans

The following tables present the aging of the recorded investment in past due loans by loan type as of the dates indicated:

	June 30, 2023
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single family	$–	$–	$–	$–	$25,952	$25,952
Multi-family	–	–	–	–	530,464	530,464
Commercial real estate	–	–	–	–	128,029	128,029
Church	–	–	–	–	11,946	11,946
Construction	–	–	–	–	77,335	77,335
Commercial - other	–	–	–	–	53,056	53,056
SBA loans	–	–	–	–	5,724	5,724
Consumer	–	–	–	–	30	30
Total	$–	$–	$–	$–	$832,536	$832,536

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single family	$–	$–	$–	$–	$30,038	$30,038
Multi-family	–	–	–	–	503,896	503,896
Commercial real estate	–	–	–	–	114,574	114,574
Church	–	–	–	–	15,780	15,780
Construction	–	–	–	–	40,703	40,703
Commercial - other	–	–	–	–	64,841	64,841
SBA loans	–	–	–	–	3,601	3,601
Consumer	–	–	–	–	11	11
Total	$–	$–	$–	$–	$773,444	$773,444

The following table presents the recorded investment in non-accrual loans by loan type as of the dates indicated:

	June 30, 2023	December 31, 2022
	(In thousands)
Loans receivable held for investment:
Church	$–	$144
Total non-accrual loans	$–	$144

There were no loans 90 days or more delinquent that were accruing interest as of June 30, 2023 or December 31, 2022.

Modified Loans to Troubled Borrowers

On January 1, 2023, the Company adopted ASU 2022-02, which introduces new reporting requirements for modifications of loans to borrowers experiencing financial difficulty. GAAP requires that certain types of modifications of loans in response to a borrower’s financial difficulty be reported, which consist of the following: (i) principal forgiveness, (ii) interest rate reduction, (iii) other-than-insignificant payment delay, (iv) term extension, or (v) any combination of the foregoing. The ACL for loans that were modified in response to a borrower’s financial difficulty is measured on a collective basis, as with other loans in the loan portfolio, unless management determines that such loans no longer possess risk characteristics similar to others in the loan portfolio. In those instances, the ACL for such loans is determined through individual evaluation. There were no loan modifications to borrowers that were experiencing financial difficulty during the three or six months ended June 30, 2023.

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

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination as of June 30, 2023:

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
	(In thousands)
Single family:
Pass	$–	$2,503	$2,646	$4,368	$1,505	$14,046	$–	$25,068
Watch	–	–	–	–	–	–	–	–
Special Mention	–	–	–	–	–	599	–	599
Substandard	–	–	–	–	–	285	–	285
Total	$–	$2,503	$2,646	$4,368	$1,505	$14,930	$–	$25,952

Multi-family:
Pass	$38,445	$186,771	$153,606	$27,679	$45,935	$56,486	$–	$508,922
Watch	–	3,300	–	–	–	636	–	3,936
Special Mention	–	–	910	–	–	1,821	–	2,731
Substandard	–	–	–	–	753	14,122	–	14,875
Total	$38,445	$190,071	$154,516	$27,679	$46,688	$73,065	$–	$530,464

Commercial real estate:
Pass	$4,623	$22,427	$26,079	$30,445	$7,131	$30,497	$–	$121,202
Watch	–	446	–	–	–	1,094	–	1,540
Special Mention	–	–	–	–	–	–	–	–
Substandard	–	–	–	$–	$–	5,287	–	$5,287
Total	$4,623	$22,873	$26,079	$30,445	$7,131	$36,878	$–	$128,029

Church:
Pass	$–	$–	$2,238	$1,773	$–	$6,301	$–	$10,312
Watch	–	–	–	–	–	–	–	–
Special Mention	–	–	–	–	646	–	–	646
Substandard	–	–	–	–	–	988	–	988
Total	$–	$–	$2,238	$1,773	$646	$7,289	$–	$11,946

Construction:
Pass	$–	$–	$1,212	$–	$–	$2,135	$–	$3,347
Watch	34,550	31,919	7,519	–	–	–	–	73,988
Special Mention	–	–	–	–	–	–	–	–
Substandard	–	–	–	–	–	–	–	–
Total	$34,550	$31,919	$8,731	$–	$–	$2,135	$–	$77,335

Commercial – others:
Pass	$15,000	$8,996	$–	$5,667	$4,300	$12,521	$–	$46,484
Watch	–	1,042	101	1,500	2,250	1,232	–	6,125
Special Mention	–	–	172	–	–	–	–	172
Substandard	–	–	–	–	–	275	–	275
Total	$15,000	$10,038	$273	$7,167	$6,550	$14,028	$–	$53,056

SBA:
Pass	$2,465	$148	$2,457	$–	$25	$118	$–	$5,213
Watch	–	–	–	–	–	–	–	–
Special Mention	–	–	–	511	–	–	–	511
Substandard	–	–	–	–	–	–	–	–
Total	$2,465	$148	$2,457	$511	$25	$118	$–	$5,724

Consumer:
Pass	$30	$–	$–	$–	$–	$–	$–	$30
Watch	–	–	–	–	–	–	–	–
Special Mention	–	–	–	–	–	–	–	–
Substandard	–	–	–	–	–	–	–	–
Total	$30	$–	$–	$–	$–	$–	$–	$30

Total loans:
Pass	$60,563	$220,845	$188,238	$69,932	$58,896	$122,104	$–	$720,578
Watch	34,550	36,707	7,620	1,500	2,250	2,962	–	85,589
Special Mention	–	–	1,082	511	646	2,420	–	4,659
Substandard	–	–	–	–	753	20,957	–	21,710
Total loans	$95,113	$257,552	$196,940	$71,943	$62,545	$148,443	$–	$832,536

The following table stratifies the loan portfolio by the Company’s internal risk rating as of the date indicated:

	December 31, 2022
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Single family	$29,022	$354	$260	$402	$–	$–	$30,038
Multi-family	479,182	9,855	14,859	–	–	–	503,896
Commercial real estate	104,066	4,524	1,471	4,513	–	–	114,574
Church	14,505	728	–	547	–	–	15,780
Construction	2,173	38,530	–	–	–	–	40,703
Commercial - other	53,396	11,157	–	288	–	–	64,841
SBA	3,032	569	–	–	–	–	3,601
Consumer	11	–	–	–	–	–	11
Total	$685,387	$65,717	$16,590	$5,750	$–	$–	$773,444

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

The allowance for off-balance sheet commitments was $404 thousand and $412 thousand at June 30, 2023 and December 31, 2022, respectively. This amount is included in other liabilities on the balance sheet.  The provision for loan losses was $685 thousand for the three months ended June 30, 2023 and $773 thousand for the six months ended June 30, 2023.

NOTE 5 – Goodwill and Core Deposit Intangible

The Company recognized goodwill of $25.9 million and a core deposit intangible of $2.3 million. An assessment of goodwill impairment was performed as of December 31, 2022, in which no impairment was determined. The following table presents the changes in the carrying amounts of goodwill and core deposit intangibles for the six months ended June 30, 2023:

	Goodwill	Core Deposit Intangible
	(In thousands)
Balance at the beginning of the period	$25,858	$2,501
Additions	–	–
Change in deferred tax estimate	–	–
Amortization	–	(195)
Balance at the end of the period	$25,858	$2,306

The carrying amount of the core deposit intangible consisted of the following at June 30, 2023 (in thousands):

Core deposit intangible acquired	$3,329
Less: accumulated amortization	(1,023)
$2,306

The following table outlines the estimated amortization expense for the core deposit intangible during the next five fiscal years (in thousands):

2023	$195
2024	336
2025	315
2026	304
2027	291
Thereafter	865
$2,306

NOTE 6 – Borrowings

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated statements of financial condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. These agreements mature on a daily basis. As of June 30, 2023 securities sold under agreements to repurchase totaled $71.4 million at an average rate of 3.01%. The market value of securities pledged totaled $86.3 million as of June 30, 2023, and included $33.5 million of U.S. Treasuries, $31.3 million of U.S. Government Agency securities, $14.5 million of mortgage-backed securities and $7.0 million of federal agency CMO. As of December 31, 2022, securities sold under agreements to repurchase totaled $63.5 million at an average rate of 0.38%. The market value of securities pledged totaled $64.4 million as of December 31, 2022, and included $33.3 million of federal agency debt, $19.2 million of U.S. Treasuries and $11.9 million of federal agency mortgage-backed securities.

At June 30, 2023 and December 31, 2022, the Company had outstanding advances from the FHLB totaling $210.3 million and $128.3 million, respectively. The weighted interest rate was 4.74% and 3.74% as of June 30, 2023 and December 31, 2022, respectively. The weighted average contractual maturity was 3 months and 13 months as of June 30, 2023 and December 31, 2022, respectively. The advances were collateralized by loans with a fair value of $446.3 million at June 30, 2023 and $328.1 million at December 31, 2022.  The Company is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets to the extent the Company provides qualifying collateral and holds sufficient FHLB stock. Based on collateral pledged and FHLB stock as of June 30, 2023, the Company was eligible to borrow an additional $120.8 million as of June 30, 2023.

In addition, the Company had additional lines of credit of $10.0 million with other financial institutions as of June 30, 2023. These lines of credit are unsecured, bear interest at the Federal funds rate as of the date of utilization, and mature in 30 days.

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

There are two notes for CFC 45. Note A is in the amount of $9.9 million with a fixed interest rate of 5.2% per annum. Note B is in the amount of $4.1 million with a fixed interest rate of 0.24% per annum. Quarterly interest only payments commenced in March 2016 and continued through March 2023 for Notes A and B. Beginning in September 2023, quarterly principal and interest payments will be due for Notes A and B. Both notes will mature on December 1, 2040.

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
At June 30, 2023:
Securities available-for-sale:
Federal agency mortgage-backed securities	$–	$69,928	$–	$69,928
Federal agency CMOs	–	24,379	–	24,379
Federal agency debt	–	51,775	–	51,775
Municipal bonds	–	4,269	–	4,269
U.S. Treasuries	160,813	–	–	160,813
SBA pools	–	11,352	–	11,352

At December 31, 2022:
Securities available-for-sale:
Federal agency mortgage-backed securities	$–	$74,169	$–	$74,169
Federal agency CMOs	–	26,100	–	26,100
Federal agency debt	–	51,425	–	51,425
Municipal bonds	–	4,197	–	4,197
U.S. Treasuries	160,589	–	–	160,589
SBA pools	–	12,269	–	12,269

There were no transfers between Level 1, Level 2, or Level 3 during the three or six months ended June 30, 2023 and 2022.

As of June 30, 2023 and December 31, 2022, the Bank did not have any assets or liabilities carried at fair value on a nonrecurring basis.

Fair Values of Financial Instruments

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.

		Fair Value Measurements at June 30, 2023
	Carrying Value	Level 1	Level 2	Level 3		Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$10,742	$10,742	$–		$–	$10,742
Securities available-for-sale	322,516	160,813	161,703		–	322,516
Loans receivable held for investment	824,621	–	–		692,187	692,187
Accrued interest receivables	4,114	299	882		2,933	4,114

Financial Liabilities:
Deposits	$646,063	$–	$577,502	$		$577,502
FHLB advances	210,268	–	208,373		–	208,373
Securities sold under agreements to repurchase	71,381	–	69,255		–	69,255
Note payable	14,000	–	–		14,000	14,000
Accrued interest payable	66	–	66		–	66

		Fair Value Measurements at December 31, 2022
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$16,105	$16,105	$–	$–	$16,105
Securities available-for-sale	328,749	160,589	168,160	–	328,749
Loans receivable held for investment	768,046	–	–	641,088	641,088
Accrued interest receivables	3,973	442	793	2,738	3,973
Bank owned life insurance	3,233	3,233	–	–	3,233

Financial Liabilities:
Deposits	$686,916	$–	$673,615	$–	$673,615
FHLB advances	128,344	–	126,328	–	126,328
Securities sold under agreements to repurchase	63,471	–	60,017	–	60,017
Note payable	14,000	–	–	14,000	14,000
Accrued interest payable	453	–	453	–	453

In accordance with ASU No. 2016-01, the fair value of financial assets and liabilities was measured using an exit price notion.  Although the exit price notion represents the value that would be received to sell an asset or paid to transfer a liability, the actual price received for a sale of assets or paid to transfer liabilities could be different from exit price disclosed.

NOTE 8 – Stock-based Compensation

Prior to June 21, 2023, the Company issued stock-based compensation awards to its directors and officers under the 2018 Long Term Incentive Plan (“LTIP”) which allowed the grant of non-qualified and incentive stock options, stock appreciation rights, full value awards and cash incentive awards.  The maximum number of shares that could be awarded under that plan was 1,293,109 shares.

During February of 2023 and 2022, the Company issued 73,840 and 47,187 shares of stock, respectively, to its directors under the LTIP, which were fully vested.  During the six months ended June 30, 2023 and 2022, the Company recorded $95 thousand and $58 thousand of director stock compensation expense, respectively, based on the fair value of the stock, which was determined using the fair value of the stock on the dates of the awards.

During March of 2022, the Company issued 495,262 shares of restricted stock to its officers and employees under the LTIP, of which 82,556 shares have been forfeited as of June 30, 2023. Each restricted stock award was valued based on the fair value of the stock on the date of the award. These awarded shares of restricted stock fully vest over periods ranging from 36 months to 60 months from their respective dates of grant. Stock-based compensation is recognized on a straight-line basis over the vesting period. During the three months ended June 30, 2023 and 2022, the Company recorded $37 thousand and $43 thousand of stock-based compensation expense, respectively. During the six months ended June 30, 2023 and 2022, the Company recorded $75 thousand and $45 thousand of stock-based compensation expense, respectively.

On June 21, 2023, stockholders approved an Amendment and Restatement of the 2018 Long Term Incentive Plan (“Amended and Restated LTIP”) which allows the issuance of 3,900,000 additional shares and brought the number of shares that may be issued under the Amended and Restated LTIP to 5,193,109 shares.

On June 21, 2023, the Company issued 741,758 shares to its officers and employees under the Amended and Restated LTIP, of which no shares have been forfeited as of June 30, 2023. Each restricted stock award was valued based on the fair value of the stock on the date of the award. These awarded shares of restricted stock fully vest over periods ranging from 36 months to 60 months from their respective dates of grant. Stock-based compensation is recognized on a straight-line basis over the vesting period. During each of the three and six months ended June 30, 2023, the Company recorded $16 thousand of stock-based compensation expense related to these restricted stock awards.

As of June 30, 2023, 1,702,510 shares had been awarded under the Amended and Restated LTIP and 3,490,599 shares were available to be awarded.

No stock options were granted, exercised, forfeited or expired during the three and six months ended June 30, 2023 or the three and six months ended June 30, 2022.

Options outstanding and exercisable at June 30, 2023 were as follows:

Outstanding				Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
250,000	2.63 years	$1.62	$–	250,000	$1.62	$–

The Company did not record any stock-based compensation expense related to stock options during the three and six months ended June 30, 2023 and 2022.

NOTE 9 – ESOP Plan

Employees participate in the ESOP after attaining certain age and service requirements.  In 2022, the ESOP purchased 466,955 shares of the Company’s common stock at an average cost of $1.07 per share for a total cost of $500 thousand and during the first six months of 2023 the ESOP purchased 2,369,086 shares of the Company’s common stock at an average cost of $1.18 per share for a total cost of $2.8 million. These purchases were funded with a $5.0 million line of credit from the Company. The loan will be repaid from the Bank’s annual discretionary contributions to the ESOP, net of dividends paid, over a period of 20 years.  Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants.  When loan payments are made, shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants.  As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital.  Any dividends on allocated shares increase participant accounts.  Any dividends on unallocated shares will be used to repay the loan.  Participants will receive shares for their vested balance at the end of their employment.  Compensation expense related to the ESOP was $10 thousand and $27 thousand for the three months ended June 30, 2023 and 2022, respectively, and $22 thousand and $45 thousand for the six months ended June 30, 2023 and 2022, respectively.

Shares held by the ESOP were as follows:

	June 30, 2023	December 31, 2022
	(Dollars in thousands)

Allocated to participants	1,057,504	1,057,504
Committed to be released	29,676	9,892
Suspense shares	3,297,790	948,488
Total ESOP shares	4,384,970	2,015,884
Fair value of unearned shares	$3,232	$1,015

The value of unearned shares, which are reported as Unearned ESOP shares in the equity section of the consolidated statements of financial condition, were $4.2 million and $1.3 million at June 30, 2023 and December 31, 2022, respectively.

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

	Actual		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2023:
Community Bank Leverage Ratio	$182,198	15.35%	$106,847	9.00%
December 31, 2022:
Community Bank Leverage Ratio	$181,304	15.75%	$103,591	9.00%

At June 30, 2023, the Company and the Bank met all the capital adequacy requirements to which they were subject. In addition, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since June 30, 2023 that would materially adversely change the Bank’s capital classifications. From time to time, the Bank may need to raise additional capital to support its further growth and to maintain its “well capitalized” status.

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

At June 30, 2023, the Company maintained a $369 thousand valuation allowance on its deferred tax assets because the number of shares sold in the private placements completed on April 6, 2021 triggered limitations on the use of certain tax attributes under the Section 382 of the federal tax code. The ability to use net operating losses (“NOLs”) to offset future taxable income will be restricted and these NOLs could expire or otherwise be unavailable. In general, under Section 382 of the Code and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period.

NOTE 12 – Concentration of Credit Risk

The Bank has a significant concentration of deposits with one customer that accounted for approximately 9% of its deposits as of June 30, 2023. The Bank also has a significant concentration of short-term borrowings from one customer that accounted for 76% of the outstanding balance of securities sold under agreements to repurchase as of June 30, 2023. The Company expects to maintain the relationships with these customers for the foreseeable future.

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

Allowance for Credit Losses for Loans

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

Overview

Total assets increased by $47.1 million to $1.2 billion at June 30, 2023 from December 31, 2022, primarily due to growth in loans receivable held for investment of $56.6 million, partially offset by a decrease of securities available-for-sale of $6.2 million and a decrease of cash and cash equivalents of $5.4 million.

Loans held for investment, net of the ACL, increased by $56.6 million to $824.6 million at June 30, 2023, compared to $768.0 million at December 31, 2022.  The increase was primarily due to loan originations of $98.2 million during the first six months of 2023, which consisted of $38.6 million of multi-family loans, $36.6 million of construction loans and $23.0 million of other commercial loans, offset in part by loan payoffs and repayments of $41.6 million.

Deposits decreased by $40.9 million to $646.1 million at June 30, 2023, from $686.9 million at December 31, 2022, with $29.4 million of the decrease occurring in the first quarter of 2023. Management has made reasonable attempts to be responsive to the higher interest rate environment, but some depositors have left the Bank for the highest rates available from other financial institutions in response to rate increases by the Federal Reserve. As of June 30, 2023, our uninsured deposits, including deposits from affiliates, represented 38% of our total deposits, as compared to 31% as of December 31, 2022.

Total borrowings increased by $89.8 million to $295.6 million at June 30, 2023, from $205.8 million at December 31, 2022, primarily due to a net increase of $81.9 million in advances from the Federal Home Loan Bank (the “FHLB”) of Atlanta and $7.9 million in additional securities sold under agreements to repurchase.

Stockholders’ equity was $277.3 million, or 22.5% of the Company’s total assets, at June 30, 2023, compared to $279.5 million, or 23.6% of the Company’s total assets, at December 31, 2022.  Upon adoption of CECL on January 1, 2023, the Company recognized a net decrease in retained earnings of $1.3 million.  Stockholders’ equity also decreased due to an increase in unearned shares in the employee stock ownership plan of $2.8 million.  These decreases were offset by year-to-date net earnings of $1.8 million and a reduction of $54 thousand in the accumulated other comprehensive loss, net of tax.  Book value per share was $1.71 at June 30, 2023 and $1.76 at December 31, 2022.

For the three months ended June 30, 2023, the Company reported consolidated net earnings of $246 thousand compared to consolidated net earnings of $1.9 million for the three months ended June 30, 2022. The decrease in net earnings was primarily due to an increase in interest expense before provision for credit losses of $4.0 million, which more than offset growth in interest income of $3.3 million.  The decrease in net earnings was also attributable to a provision for credit losses of $768 thousand during the second quarter of 2023, compared to a recapture of credit losses of $577 thousand during the second quarter of 2022, and an increase in non-interest expense of $155 thousand.

For the six months ended June 30, 2023, the Company reported net income of $1.8 million compared to net income of $2.8 million for the six months ended June 30, 2022.   The decrease primarily resulted from a provision for credit losses of $810 thousand during the first six months of 2023, compared to a recapture of credit losses of $429 thousand during the first six months of 2022.  In addition, non-interest expense increased by $447 thousand during the first six months of 2023, compared to the first six months of 2022.  These amounts were partially offset by improvement in net interest income of $332 thousand during the first six months of 2023, compared to the first six months of 2022.

Results of Operations

Net Interest Income

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Net interest income before provision for credit losses for the second quarter of 2023 totaled $7.3 million, representing a decrease of $770 thousand, or 9.6%, from net interest income before loan loss provision of $8.0 million for the second quarter of 2022.  The decrease resulted from additional interest expense due to an increase of $154.5 million in average borrowings during the second quarter of 2023, compared to the second quarter of 2022, at an average borrowing rate of 4.30% during the second quarter of 2023, compared to an average borrowing rate of 0.42% during the second quarter of 2022.  The increase in borrowings was due to a decrease in average deposits of $187.3 million during the second quarter of 2023, compared to the second quarter of 2022, with all but $17.4 million of the decrease in average deposits occurring prior to the start of the second quarter of 2023.  Net interest margin decreased to 2.52% for the second quarter of 2023, compared to 3.00% for the second quarter of 2022, primarily due to an increase of 190 basis points in the average cost of funds, which reflected higher rates paid on deposits and borrowings because of the ten interest rate increases implemented by the Federal Open Market Committee of the Federal Reserve (the “Federal Reserve” or “FRB”) from March of 2022 through June of 2023.  The impact of the rising cost of funds was partially offset by an increase in the yield on interest-earnings assets of 86 basis points, primarily due to higher rates earned on securities, interest-earning deposits, and, to a lesser extent, the loan portfolio.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Net interest income before provision for credit losses for the six months ended June 30, 2023 totaled $15.5 million, representing an increase of $332 thousand, or 2.2%, over net interest income before loan loss provision of $15.2 million for the six months ended June 30, 2022.  The increase resulted from additional interest income, primarily generated from growth of $81.9 million in average interest-earning assets during the six months ended June 30, 2023, compared to the six months ended June 30, 2022.  In addition, the overall rate earned on interest-earning assets increased by 88 basis points as the Bank earned higher rates on securities, interest-earning deposits, and, to a lesser extent, the loan portfolio.  Net interest margin decreased, however, to 2.74% for the six months ended June 30, 2023, compared to 2.89% for the six months ended June 30, 2022, primarily due to an increase of 149 basis points in the average cost of funds, which grew to 1.76% for the six months ended June 30, 2023, from 0.27% for the six months ended June 30, 2022.  The increase in the cost of funds reflected the higher rates that the Bank paid on deposits and borrowings because of the interest rate increases implemented by the FRB.

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

	For the Three Months Ended
	June 30, 2023			June 30, 2022
(Dollars in Thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Interest-earning deposits	$16,615	$167	4.02%	$210,978	$788	1.49%
Securities	326,051	2,183	2.68%	199,472	796	1.60%
Loans receivable (1)	797,550	9,098	4.56%	657,026	6,879	4.19%
FRB and FHLB stock	11,602	192	6.62%	2,668	38	5.70%
Total interest-earning assets	1,151,818	$11,640	4.04%	1,070,144	$8,501	3.18%
Non-interest-earning assets	67,173			107,531
Total assets	$1,218,991			$1,177,675

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$115,578	$932	3.23%	$197,751	$194	0.39%
Savings deposits	60,826	16	0.11%	62,458	13	0.08%
Interest checking and other demand deposits	233,872	87	0.15%	292,248	42	0.06%
Certificate accounts	153,972	514	1.34%	199,043	100	0.20%
Total deposits	564,248	1,549	1.10%	751,500	349	0.19%
FHLB advances	186,664	2,141	4.59%	39,628	85	0.86%
Other borrowings	75,821	682	3.60%	68,352	29	0.17%
Total borrowings	262,485	2,823	4.30%	107,980	114	0.42%
Total interest-bearing liabilities	826,733	$4,372	2.12%	859,480	$463	0.22%
Non-interest-bearing liabilities	113,803			107,771
Stockholders’ equity	278,455			210,424
Total liabilities and stockholders’ equity	$1,218,991			$1,177,675

Net interest rate spread (2)		$7,268	1.93%		$8,038	2.96%
Net interest rate margin (3)			2.52%			3.00%
Ratio of interest-earning assets to interest-bearing liabilities			139.32%			124.51%

(1)	Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs and loan premiums.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

	For the Six Months Ended
	June 30, 2023			June 30, 2022
(Dollars in Thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Interest-earning deposits	$15,187	$286	3.77%	$215,622	$872	0.81%
Securities	327,178	4,363	2.67%	180,220	1,347	1.49%
Loans receivable (1)	782,101	17,633	4.51%	655,260	14,083	4.30%
FRB and FHLB stock	11,175	401	7.18%	2,668	78	5.85%
Total interest-earning assets	1,135,641	$22,683	3.99%	1,053,770	$16,380	3.11%
Non-interest-earning assets	67,953			95,848
Total assets	$1,203,594			$1,149,618

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$125,603	$1,703	2.71%	$202,414	$383	0.38%
Savings deposits	61,201	29	0.09%	64,641	21	0.06%
Interest checking and other demand deposits	237,668	164	0.14%	261,354	81	0.06%
Certificate accounts	149,550	956	1.28%	200,244	214	0.21%
Total deposits	574,022	2,852	0.99%	728,653	699	0.19%
FHLB advances	165,521	3,464	4.19%	58,738	427	1.45%
Other borrowings	72,973	825	2.26%	68,185	44	0.13%
Total borrowings	238,494	4,289	3.60%	126,923	471	0.74%
Total interest-bearing liabilities	812,516	$7,141	1.76%	855,576	$1,170	0.27%
Non-interest-bearing liabilities	112,281			106,760
Stockholders’ equity	278,797			187,282
Total liabilities and stockholders’ equity	$1,203,594			$1,149,618

Net interest rate spread (2)		$15,542	2.24%		$15,210	2.84%
Net interest rate margin (3)			2.74%			2.89%
Ratio of interest-earning assets to interest-bearing liabilities			139.77%			123.16%

(1)	Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs and loan premiums.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

Credit loss provision

For the three months ended June 30, 2023, the Company recorded a provision for credit loss under the Current Expected Credit Loss (“CECL”) methodology of $768 thousand, compared to a loan loss provision recapture under the previously used incurred loss model of $577 thousand for the three months ended June 30, 2022.  For the six months ended June 30, 2023, the Company recorded a provision for credit losses of $810 thousand, compared to a loan loss provision recapture of $429 thousand for the six months ended June 30, 2022.  The increases in the provisions for credit losses during the three and six months ended June 30, 2023 were due to growth in our loan portfolio and increases in loans rated as watch and special mention, which require additional provision for credit losses.  The provisions for credit losses during the three and six months ended June 30, 2023 include provisions for off-balance sheet loan commitments of $83 thousand and $37 thousand, respectively.  The loan loss provision recaptures during the second quarter and six months ended June 30, 2022 were due to the Company’s capital contribution of $75 million to the Bank in June 2022, which reduced the multi-family and commercial real estate loan concentration levels, and thereby, the risk associated with the qualitative factors used to estimate the required allowance for loan and lease losses (“ALLL”) at that time.

The ACL increased to $7.0 million as of June 30, 2023, compared to $4.4 million as of December 31, 2022.  The increase was primarily due to the implementation of the CECL methodology adopted by the Bank effective January 1, 2023, which increased the ACL by $1.8 million.  In addition, the Bank recorded an additional increase in the provision for credit losses of $685 thousand and $773 thousand during the three and six months ended June 30, 2023, respectively.  The CECL methodology includes estimates of expected loss rates over the remaining life of loans in the portfolio, whereas the former ALLL methodology did not.

The Bank had no non-accrual loans at June 30, 2023.  No loan charge-offs were recorded during the three or six months ended June 30, 2023 or June 30, 2022.

Non-interest Income

Non-interest income for the second quarter of 2023 totaled $260 thousand, compared to $261 thousand for the second quarter of 2022.

For the first six months of 2023, non-interest income totaled $549 thousand, compared to $542 thousand for the same period in the prior year.  The increase was primarily due to an increase of $70 thousand in fees from a revenue sharing agreement with another financial institution and an increase in branch services fees of $14 thousand for the first six months of 2023, compared to the first six months of 2022.  These increases were partially offset by lower management fees from new market tax credit projects of $76 thousand in the first six months of 2023.

Non-interest Expense

Total non-interest expense was $6.4 million for the second quarter of 2023, representing an increase of 2.5% from $6.3 million for the second quarter of 2022.  The increase of $155 thousand was primarily due to higher compensation and benefits expense of $427 thousand and supervisory costs of $101 thousand.  These increases were partially offset by a decrease in professional services expense of $351 thousand and a decrease of $22 thousand in various other operating expenses.

For the first six months of 2023, non-interest expense totaled $12.7 million, representing an increase of 4.0% from $12.2 million for the same period in the prior year.  The increase of $447 thousand primarily resulted from increases in compensation and benefits expense of $557 thousand, public relations expense of $60 thousand, trade organization expense of $55 thousand, Delaware franchise taxes of $46 thousand, occupancy expense of $46 thousand, supervisory costs of $38 thousand and various other operating expenses of $37 thousand.  These increases were partially offset by decreases in professional services expense of $210 thousand and IT consulting costs of $182 thousand.

Income Taxes

Income taxes are computed by applying the statutory federal income tax rate of 21% and the combined California and Washington, D.C. income tax rate of 9.75% to taxable income.  The Company recorded income tax expense of $93 thousand for the second quarter of 2023 and $757 thousand for the second quarter of 2022.  The decrease in tax expense reflected a decrease of $2.3 million in pre-tax income between the two periods.  The effective tax rate was 27.43% for the second quarter of 2023, compared to 29.00% for the second quarter of 2022.

For the six months ended June 30, 2023, income tax expense was $767 thousand, compared to $1.1 million for the six months ended June 30, 2022.  The decrease in tax expense reflected a decrease in pretax earnings of $1.3 million between the two periods. The effective tax rate was 29.41% for the six months ended June 30, 2023, compared to 28.32% for the six months ended June 30, 2022.

Financial Condition

Total Assets

Total assets increased by $47.1 million at June 30, 2023, compared to December 31, 2022, reflecting growth in loans receivable held for investment of $56.6 million, partially offset by a decrease of securities available-for-sale of $6.2 million and a decrease of cash and cash equivalents of $5.4 million.

Securities Available-For-Sale

Securities available-for-sale totaled $322.5 million at June 30, 2023, compared with $328.7 million at December 31, 2022. The $6.2 million of decrease in securities available-for-sale during the six months ended June 30, 2023 was primarily due to principal paydowns of $6.8 million, offset by increases in the carrying value of $511 thousand due to the amortization of net discounts and $77 thousand due to improvement in the fair value of the securities.

The table below presents the carrying amount, weighted average yields and contractual maturities of our securities as of June 30, 2023. The table reflects stated final maturities and does not reflect scheduled principal payments or expected payoffs.

	June 30, 2023
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		More Than Ten Years		Total
	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield
	(Dollars in thousands)
Available‑for‑sale:
Federal agency mortgage‑backed securities	$4,871	3.70%	$1,339	1.54%	$9,957	1.39%	$53,761	2.57%	$69,928	2.46%
Federal agency CMO	–	–	553	0.85%	8,018	4.39%	15,808	3.53%	24,379	3.75%
Federal agency debt	9,843	2.88%	32,232	1.93%	9,700	2.99%	–	–	51,775	2.31%
Municipal bonds	–	–	2,209	1.62%	562	1.78%	1,498	1.78%	4,269	1.69%
U.S. Treasuries	39,006	2.73%	121,807	2.85%	–	–	–	–	160,813	2.82%
SBA pools	–	–	128	6.54%	2,153	2.76%	9,071	2.80%	11,352	2.84%
Total	$53,720	2.84%	$158,268	2.63%	$30,390	2.80%	$80,138	2.77%	$322,516	2.72%

Loans Receivable

Loans receivable held for investment, net of the ACL, increased by $56.6 million to $824.6 million at June 30, 2023, compared to $768.0 million at December 31, 2022.  The increase was primarily due to loan originations of $98.2 million during the first six months of 2023, which consisted of $38.6 million of multi-family loans, $36.6 million of construction loans and $23.0 million of other commercial loans, offset in part by loan payoffs and repayments of $41.6 million.

The following tables presents loan categories by maturity for the period indicated. Actual repayments historically have, and will likely in the future, differ significantly from contractual maturities because individual borrowers generally have the right to prepay loans, with or without prepayment penalties.

	June 30, 2023
	One Year or Less	More Than One Year to Five Years	More Than Five Years to 15 Years	More Than 15 Years	Total

	(Dollars in thousands)
Loans receivable held for investment:
Single family	$2,286	$10,250	$2,548	$10,868	$25,952
Multi-family	10,180	19,097	8,362	491,530	529,169
Commercial real estate	10,770	58,752	44,987	13,520	128,029
Church	3,368	6,880	3,165	–	13,413
Construction	5,065	48,546	23,724	–	77,335
Commercial - other	14,482	19,946	4,159	13,002	51,589
SBA loans	–	3,112	148	2,464	5,724
Consumer		–	–	–	30
	$46,181	$166,583	$87,093	$531,384	$831,241

Loans maturities after one year with:
Fixed rates
Single family		$9,723	$1,803	$6,214	$17,740
Multi-family		15,039	3,419	–	18,458
Commercial real estate		52,477	25,185	10,724	88,386
Church		4,222	–	–	4,222
Construction		28,153	21,523	–	49,676
Commercial - other		4,535	3,070	10,764	18,369
SBA loans		2,457	–	2,464	4,921
Consumer		–	–	–	–
		$116,606	$55,000	$30,166	$201,772

Variable rates
Single family		$527	$745	$4,654	$5,926
Multi-family		4,058	4,943	491,530	500,531
Commercial real estate		6,275	19,802	2,796	28,873
Church		2,658	3,165	–	5,823
Construction		20,393	2,201	–	22,594
Commercial - other		15,411	1,089	2,238	18,738
SBA loans		655	148	–	803
Consumer		–	–	–	–
		$49,977	$32,093	$501,218	$583,288

Total		$166,583	$87,093	$531,384	$785,060

Certain multi-family loans have adjustable rate features based on SOFR, but are fixed for the first five years. Our experience has shown that these loans typically payoff during the first five years and do not reach the adjustable rate phase. Multi-family loans in their initial fixed period totaled $24.3 million or 2.93% of our loan portfolio as of June 30, 2023.

Allowance for Credit Losses

Effective January 1, 2023, the Company accounts for credit losses on loans in accordance with ASC 326 – Financial Instruments-Credit Losses, to determine the ACL. ASC 326 requires the Company to recognize estimates for lifetime losses on loans and off-balance sheet loan commitments at the time of origination or acquisition. The recognition of losses at origination or acquisition represents the Company’s best estimate of the lifetime expected credit loss associated with a loan given the facts and circumstances associated with the particular loan, and involves the use of significant management judgment and estimates, which are subject to change based on management’s on-going assessment of the credit quality of the loan portfolio and changes in economic forecasts used in the model. The Company uses the WARM method when determining estimates for the ACL for each of its portfolio segments. The weighted average remaining life, including the effect of estimated prepayments, is calculated for each loan pool on a quarterly basis. The Company then estimates a loss rate for each pool using both its own historical loss experience and the historical losses of a group of peer institutions during the period from 2004 through the most recent quarter.

Since historical information (such as historical net losses) may not always, by itself, provide a sufficient basis for determining future expected credit losses, the Company periodically considers the need for qualitative adjustments to the ACL.

The Company has a credit portfolio review process designed to detect problem loans. Problem loans are typically those of a substandard or worse internal risk grade, and may consist of loans on nonaccrual status, loans that have recently been modified in response to a borrower’s deteriorating financial condition, loans where the likelihood of foreclosure on underlying collateral has increased, collateral dependent loans, and other loans where concern or doubt over the ultimate collectability of all contractual amounts due has become elevated. Such loans may, in the opinion of management, may be deemed to no longer possess risk characteristics similar to other loans in the loan portfolio, because the specific attributes and risks associated with the loan have likely become unique as the credit quality of the loan deteriorates. As such, these loans may require individual evaluation to determine an appropriate ACL for the loan. When a loan is individually evaluated, the Company typically measures the expected credit loss for the loan based on a discounted cash flow approach, unless the loan has been deemed collateral dependent. The ACL for collateral dependent loans is determined using estimates of the fair value of the underlying collateral, less estimated selling costs.

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

The ACL, formerly known as the allowance for loan losses, was $7.0 million or 0.85% of gross loans held for investment at June 30, 2023, compared to an ALLL of $4.4 million, or 0.57% of gross loans held for investment, at December 31, 2022.

There were no recoveries or charge-offs recorded during either the three or six month period ending June 30, 2023 and 2022.

Collateral dependent loans at June 30, 2023 were $6.8 million, which had an associated ACL of $119 thousand.

There were no delinquent loans greater than 30 days delinquent as of June 30, 2023 and December 31, 2022.

There were no non-performing loans as of June 30, 2023 compared to $144 thousand as of December 31, 2022. Non-performing loans consist of delinquent loans that are 90 days or more past due and other loans, including loans modified in response to a borrower's financial difficulty, that do not qualify for accrual status.

We believe that the ACL is adequate to cover currently expected losses in the loan portfolio as of June 30, 2023, but there can be no assurance that actual losses will not exceed the estimated amounts. The OCC and the Federal Deposit Insurance Corporation (“FDIC”) periodically review the ACL as an integral part of their examination process. These agencies may require an increase in the ACL based on their judgments of the information available to them at the time of their examinations.

The following table details our allocation of the ALLL to the various categories of loans held for investment and the percentage of loans in each category to total loans at the dates indicated:

	June 30, 2023		December 31, 2022		June 30, 2022
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans

	(Dollars in thousands)
Single family	$247	3.12%	$109	3.89%	$120	5.02%
Multi‑family	4,255	63.67%	3,273	65.08%	2,278	62.45%
Commercial real estate	1,012	15.40%	449	14.85%	153	13.13%
Church	83	1.44%	65	2.04%	48	3.18%
Construction	788	9.30%	313	5.27%	221	5.57%
Commercial	585	7.07%	175	8.87%	138	10.64%
Consumer	–	–	4	–	4	0.01%
Total allowance for loan losses	$6,970	100.00%	$4,388	100.00%	$2,962	100.00%

Goodwill and Intangible Assets

The core deposit intangible asset is amortized on an accelerated basis reflecting the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. The estimated life of the core deposit intangible is approximately 10 years. During the three months ended June 30, 2023 and 2022, the Company recorded $97 thousand and $108 thousand, respectively, of amortization expense related to the core deposit intangible. During the six months ended June 30, 2023 and 2022, the Company recorded $195 thousand and $217 thousand, respectively, of amortization expense related to the core deposit intangible.

An assessment of goodwill impairment was performed by a third party as of December 31, 2022, in which no impairment was determined. No impairment charges were recorded during the six months ended June 30, 2023 or 2022, for goodwill or the core deposit intangible.

Total Liabilities

Total liabilities increased by $49.2 million to $953.9 million at June 30, 2023 from $904.6 million at December 31, 2022, largely due to an increase in FHLB borrowings which was partially offset by a decrease in deposits.

Deposits

Deposits decreased by $40.9 million to $646.1 million at June 30, 2023, from $686.9 million at December 31, 2022, with $29.4 million of the decrease occurring in the first quarter of 2023.  The decrease in deposits was attributable to decreases of $36.7 million in liquid deposits (demand, interest checking and money market accounts), $17.8 million in Insured Cash Sweep (“ICS”) deposits (ICS deposits are the Bank’s money market deposit accounts in excess of FDIC insured limits whereby the Bank makes reciprocal arrangements for insurance with other banks), $6.4 million in other certificates of deposit accounts and $1.9 million of savings deposits, partially offset by an increase of $22.0 million in Certificate of Deposit Registry Service (“CDARS”) deposits (CDARS deposits are similar to ICS deposits, but involve certificates of deposit, instead of money market accounts).  The decrease in deposits was primarily due to customers who left the Bank for higher interest rates available elsewhere. As of June 30, 2023, our uninsured deposits, including deposits from affiliates, represented approximately 38% of our total deposits, as compared to approximately 31% as of December 31, 2022.

The following table presents the maturity of time deposits as of the dates indicated:

	Three Months or Less	Three to Six Months	Six Months to One Year	Over One Year	Total
	(In thousands)
June 30, 2023
Time deposits of $250,000 or less	$44,630	$35,440	$29,822	$16,023	$125,915
Time deposits of more than $250,000	3,603	7,927	7,137	6,062	24,729
Total	$48,233	$43,367	$36,959	$22,085	$150,644
Not covered by deposit insurance	$1,603	$5,176	$4,887	$5,063	$16,729
December 31, 2022
Time deposits of $250,000 or less	$30,244	$23,155	$49,461	$4,281	$107,141
Time deposits of more than $250,000	27,912	–	–	–	27,912
Total	$58,156	$23,155	$49,461	$4,281	$135,053
Not covered by deposit insurance	$17,913	$–	$–	$–	$17,913

Borrowings

Total borrowings increased by $89.8 million to $295.6 million at June 30, 2023, from $205.8 million at December 31, 2022, due to a net increase of $81.9 million in advances from the FHLB of Atlanta and $7.9 million in additional securities sold under agreements to repurchase.

At June 30, 2023 and December 31, 2022, the Company had outstanding advances from the FHLB totaling $210.3 million and $128.3 million, respectively. The weighted interest rate was 4.74% and 3.74% as of June 30, 2023 and December 31, 2022, respectively. The weighted average contractual maturity was 3 months and 13 months as of June 30, 2023 and December 31, 2022, respectively. The advances were collateralized by loans with a fair value of $446.3 million at June 30, 2023 and $328.1 million at December 31, 2022. The Company is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets to the extent the Company provides qualifying collateral and holds sufficient FHLB stock. Based on collateral pledged and FHLB stock as of June 30, 2023, the Company was eligible to borrow an additional $120.8 million as of June 30, 2023.

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated statements of financial condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. These agreements mature on a daily basis. As of June 30, 2023 securities sold under agreements to repurchase totaled $71.4 million at an average rate of 3.01%.  The market value of securities pledged totaled $86.3 million as of June 30, 2023. As of December 31, 2022, securities sold under agreements to repurchase totaled  $63.5 million at an average rate of 0.38%.  The market value of securities pledged totaled $64.4 million as of December 31, 2022.

One relationship accounted for 76% of our balance of securities sold under agreements to repurchase as of June 30, 2023. We expect to maintain this relationship for the foreseeable future.

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

Stockholders’ Equity

Stockholders’ equity was $277.3 million, or 22.5%, of the Company’s total assets, at June 30, 2023, compared to $279.5 million, or 23.6% of the Company’s total assets at December 31, 2022. Upon adoption of CECL on January 1, 2023, the Company recognized a net decrease in retained earnings of $1.3 million.  Stockholders’ equity also decreased due to an increase in unearned shares in the employee stock ownership plan of $2.8 million.  These decreases were offset by year-to-date net earnings of $1.8 million and a reduction of $54 thousand in the accumulated other comprehensive loss, net of tax.  Book value per share was $1.71 at June 30, 2023 and $1.76 at December 31, 2022.

During the first quarter of 2022, the Company completed the exchange of all the Series A Fixed Rate Cumulative Redeemable Preferred Stock, with an aggregate liquidation value of $3 million, plus accrued dividends, for 1,193,317 shares of Class A Common Stock at an exchange price of $2.51 per share of Class A Common Stock.

During the second quarter of 2022, the Company closed a private placement of shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series C (“Series C Preferred Stock”), pursuant to a Purchase Agreement with the United States Department of the Treasury (the “Purchaser”) as part of the Emergency Capital Investment Program (“ECIP”), which has provided funding to Minority Depository Institutions and Community Development Financial Institutions to increase access to capital for underserved communities that may have been disproportionately impacted by the economic effects of the COVID-19 pandemic.  Pursuant to the Purchase Agreement, the Purchaser acquired an aggregate of 150,000 shares of Series C Preferred Stock for an aggregate purchase price equal to $150.0 million in cash, which is intended to qualify as Tier 1 Capital.

In December of 2022, the Company issued a $5 million line of credit the Employee Stock Ownership Plan to purchase additional shares of Company stock for the Plan. In December of 2022, the ESOP purchased 466,955 shares of the Company’s common stock at an average cost of $1.07 per share for a total cost of $500 thousand and during the first six months of 2023 the ESOP purchased 2,369,086 shares of the Company’s stock at an average cost of $1.18 per share for a total cost of $2.8 million.

During the second quarter of 2023, the Company issued 741,758 shares of restricted stock to its officers and employees based on performance during 2022 under the Amended LTIP and, during the first quarter of 2022, the Company issued 495,262 shares of restricted stock to its officers and employees based on performance during 2021 undet the LTIP. All the shares issued to officers and employees vest over periods ranging from 36 months to 60 months.

During the first quarter of 2023 and the first quarter of 2022, the Company issued 73,840 and 47,187 shares of stock, respectively to its directors which were fully vested.

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

	Common Equity Capital	Shares Outstanding	Per Share Amount
	(Dollars in thousands)
June 30, 2023:
Common book value	$127,289	74,237,227	$1.71
Less:
Goodwill	25,858
Net unamortized core deposit intangible	2,306
Tangible book value	$99,125	74,237,227	$1.34

December 31, 2022:
Common book value	$129,482	73,432,517	$1.76
Less:
Goodwill	25,858
Net unamortized core deposit intangible	2,501
Tangible book value	$101,123	73,432,517	$1.38

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet our obligations on a timely and cost-effective basis. The Bank’s sources of funds include deposits, advances from the FHLB, other borrowings, proceeds from the sale of loans and investment securities, and payments of principal and interest on loans and investment securities. The Bank is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets, or $343.9 million, to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. Based on FHLB stock held and collateral pledged as of June 30, 2023, the Bank had the ability to borrow an additional $120.8 million from the FHLB of Atlanta. In addition, the Bank had additional lines of credit of $10.0 million with other financial institutions as of June 30, 2023.  The Bank had unpledged securities of $241.4 million as of June 30, 2023 which could be used as collateral for borrowings from the Federal Reserve Bank under the Bank Term Funding Program.

The Bank’s primary uses of funds include originations of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and the payment of operating expenses. Also, when the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank invests in federal funds with the Federal Reserve Bank or in money market accounts with other financial institutions. The Bank’s liquid assets at June 30, 2023 consisted of $10.7 million in cash and cash equivalents and $241.4 million in securities available-for-sale that were not pledged, compared to $16.1 million in cash and cash equivalents and $250.3 million in securities available-for-sale that were not pledged at December 31, 2022. Currently, we believe the Bank has sufficient liquidity to support growth over the next twelve months and in the longer term.

The Bank has a significant concentration of deposits with one customer that accounted for approximately 9% of its deposits as of June 30, 2023. The Bank also has a significant concentration of short-term borrowings from one customer that accounted for 76% of the outstanding balance of securities sold under agreements to repurchase as of June 30, 2023. The Bank expects to maintain its relationships with these customers for the foreseeable future.

The Company’s liquidity, separate from the Bank, is based primarily on the proceeds from financing transactions, such as the private placement completed in June of 2022 and previous private placements. The Bank is currently under no prohibition to pay dividends to the Company, but is subject to restrictions as to the amount of the dividends based on normal regulatory guidelines.

The Company recorded consolidated net cash outflows from investing activities of $53.7 million during the six months ended June 30, 2023, compared to consolidated net cash outflows from investing activities of $91.5 million during the six months ended June 30, 2022. Net cash outflows from investing activities for the six months ended June 30, 2023 were primarily due to the funding of new loans, net of repayments, of $58.7 million and purchases of FHLB stock of $3.8 million, partially offset by proceeds from principal paydowns on available-for-sale securities of $6.8 million. Net cash outflows from investing activities during the six months ended June 30, 2022 were primarily due to purchases of investment securities of $104.7 million, partially offset by $9.2 million in proceeds from principal paydowns on available-for-sale securities and $3.4 million in net payoffs of loans receivable, net of new loans originated.

The Company recorded consolidated net cash inflows from financing activities of $46.2 million during the six months ended June 30, 2023, compared to consolidated net cash inflows of $140.4 million during the six months ended June 30, 2022. Net cash inflows from financing activities during the six months ended June 30, 2023 were primarily due to proceeds from FHLB advances of $82.0 million along with a net increase in securities sold under agreements to repurchase of $7.9 million, partially offset by a decrease in deposits of $40.9 million. Net cash inflows from financing activities during the six months ended June 30, 2022 were primarily attributable to proceeds from the private placement of preferred stock of $150.0 million, a net increase in deposits of $28.1 million and a net increase of $15.3 million in securities sold under agreements to repurchase, partially offset by net of repayments of FHLB advances of $53.0 million.

Capital Resources and Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of June 30, 2023 and December 31, 2022, the Bank exceeded all capital adequacy requirements to which it is subject and meets the qualifications to be considered “well capitalized.” (See Note 10 – Stockholders’ Equity and Regulatory Matters.)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was performed under the supervision of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of June 30, 2023. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None

Item 1A.	RISK FACTORS

Not Applicable

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibit Number*
3.1	Amended and Restated Certificate of Incorporation of Registrant effective as of April 1, 2021 (Exhibit 3.1 to Form 8-K filed by Registrant on April 5, 2021)
3.2	Bylaws of Registrant (Exhibit 3.2 to Form 8-K filed by Registrant on August 24, 2020)
3.3	Certificate of Designations of Senior Non-Cumulative Perpetual Preferred Stock, Series C (Exhibit 3.1 to Form 8-K filed by Registrant on June 8, 2022)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: August 14, 2023	By:	/s/ Brian Argrett
Brian Argrett
Chief Executive Officer

Date: August 14, 2023	By:	/s/ Brenda J. Battey
Brenda J. Battey
Chief Financial Officer