Form 10-Q
period 2023-09-30
BROADWAY FINANCIAL CORP \DE\
filed 2024-05-20
CIK 1001171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For transition period from__________ to___________

Commission file number      001-39043

BROADWAY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4547287
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4601 Wilshire Boulevard, Suite 150 Los Angeles, California	90010
(Address of principal executive offices)	(Zip Code)

(323) 634-1700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, par value $0.01 per share (including attached preferred stock purchase rights)	BYFC	Nasdaq Capital Market

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
Yes ☐   No ☒

As of April 30, 2024, 6,033,212 shares of the registrant’s Class A voting common stock, 1,425,574 shares of the Registrant’s Class B non-voting common stock and 1,672,562 shares of the Registrant’s Class C non-voting common stock were outstanding.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition
(In thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Cash and due from banks	$5,031	$7,459
Interest-bearing deposits in other banks	6,456	8,646
Cash and cash equivalents	11,487	16,105
Securities available-for-sale, at fair value	316,429	328,749
Loans receivable held for investment, net of allowance of $6,899 and $4,388	835,356	768,046
Accrued interest receivable	4,925	3,973
Federal Home Loan Bank (“FHLB”) stock	9,130	5,535
Federal Reserve Bank (“FRB”) stock	3,543	5,264
Office properties and equipment, net	9,915	10,291
Bank owned life insurance, net	3,264	3,233
Deferred tax assets, net	12,548	11,872
Core deposit intangible, net	2,208	2,501
Goodwill	25,858	25,858
Other assets	3,132	2,866
Total assets	$1,237,795	$1,184,293

Liabilities and stockholders’ equity
Liabilities:
Deposits	$671,469	$686,916
Securities sold under agreements to repurchase	75,815	63,471
FHLB advances	187,721	128,344
Notes payable	14,000	14,000
Accrued expenses and other liabilities	13,633	11,910
Total liabilities	962,638	904,641
Non-Cumulative Redeemable Perpetual Preferred stock, Series C; authorized 150,000 shares at September 30, 2023 and December 31, 2022; issued and outstanding 150,000 shares at September 30, 2023 and December 31, 2022; liquidation value $1,000 per share	150,000	150,000
Common stock, Class A, $0.01 par value, voting; authorized 75,000,000(1) shares at September 30, 2023 and December 31, 2022; issued 6,411,777(1) shares at September 30, 2023 and 6,408,151(1) shares at December 31, 2022; outstanding 6,170,648(1) shares at September 30, 2023 and 6,080,745(1) shares at December 31, 2022	64	64
Common stock, Class B, $0.01 par value, non-voting; authorized 15,000,000(1) shares at September 30, 2023 and December 31, 2022; issued and outstanding 1,425,574(1) shares at September 30, 2023 and December 31, 2022	14	14
Common stock, Class C, $0.01 par value, non-voting; authorized 25,000,000(1) shares at September 30, 2023 and December 31, 2022; issued and outstanding 1,672,562(1) at September 30, 2023 and December 31, 2022	17	17
Additional paid-in capital	144,410	144,157
Retained earnings	9,945	9,294
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(4,831)	(1,265)
Accumulated other comprehensive loss, net of tax	(19,326)	(17,473)
Treasury stock-at cost, 327,228 shares at September 30, 2023 and at December 31, 2022	(5,326)	(5,326)
Total Broadway Financial Corporation and Subsidiary stockholders’ equity	274,967	279,482
Non-controlling interest	190	170
Total liabilities and stockholders’ equity	$1,237,795	$1,184,293
(1) Retroactively adjusted for the 1-for-8 reverse stock split effective November 1, 2023 - see Note 1

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Interest income:
Interest and fees on loans receivable	$9,406	$6,520	$27,039	$20,603
Interest on available-for-sale securities	2,180	2,069	6,543	3,416
Other interest income	341	639	1,028	1,589
Total interest income	11,927	9,228	34,610	25,608

Interest expense:
Interest on deposits	2,126	474	4,978	1,173
Interest on borrowings	3,028	146	7,317	617
Total interest expense	5,154	620	12,295	1,790

Net interest income	6,773	8,608	22,315	23,818
(Recapture of) provision for credit losses	(2)	1,021	808	592
Net interest income after (recapture of) provision for credit losses	6,775	7,587	21,507	23,226

Non-interest income:
Service charges	42	21	141	106
Other	289	344	739	801
Total non-interest income	331	365	880	907

Non-interest expense:
Compensation and benefits	4,380	3,440	11,863	10,366
Occupancy expense	466	367	1,354	1,209
Information services	698	732	2,148	2,364
Professional services	629	861	1,741	2,183
Supervisory costs	157	4	452	261
Office services and supplies	24	38	72	153
Advertising and promotional expense	11	14	138	81
Corporate insurance	61	49	184	164
Appraisal and other loan expense	69	53	138	150
Amortization of core deposit intangible	98	109	293	326
Travel expense	39	67	154	122
Other expense	349	338	1,117	919
Total non-interest expense	6,981	6,072	19,654	18,298

Income before income taxes	125	1,880	2,733	5,835
Income tax expense	39	534	806	1,654
Net income	$86	$1,346	$1,927	$4,181
Less: Net (loss) income attributable to non-controlling interest	(5)	28	20	51
Net income attributable to Broadway Financial Corporation	$91	$1,318	$1,907	$4,130

Other comprehensive loss, net of tax:
Unrealized losses on securities available-for-sale arising during the period	$(2,677)	$(11,949)	$(2,600)	$(25,281)
Income tax benefit	(770)	(3,382)	(747)	(7,364)
Other comprehensive loss, net of tax	(1,907)	(8,567)	(1,853)	(17,917)

Comprehensive (loss) income	$(1,816)	$(7,249)	$54	$(13,787)

Earnings per common share-basic(1)	$0.01	$0.14	$0.21	$0.45
Earnings per common share-diluted(1)	$0.01	$0.14	$0.21	$0.45
(1)	Retroactively adjusted for the 1-for-8 reverse stock split effective November 1, 2023 - see Note 1

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income	$1,927	$4,181
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	808	592
Depreciation	490	630
Amortization of deferred loan origination costs, net	264	38
Net (accretion) amortization of discounts and premiums on available-for-sale securities	(778)	20
Accretion of purchase accounting marks on loans	(148)	(647)
Amortization of core deposit intangible	293	326
Director compensation expense-common stock	95	84
Accretion of premium on FHLB advances	(18)	(64)
Stock-based compensation expense	173	93
ESOP compensation expense	33	56
Earnings on bank owned life insurance	(31)	(32)
Change in assets and liabilities:
Net change in deferred taxes	579	1,732
Net change in accrued interest receivable	(952)	(95)
Net change in other assets	(266)	(391)
Net change in accrued expenses and other liabilities	1,554	(1,195)
Net cash provided by operating activities	4,023	5,328

Cash flows from investing activities:
Net change in loans receivable held for investment	(70,043)	(74,155)
Principal payments on available-for-sale securities	10,498	13,850
Purchase of available-for-sale securities	–	(215,500)
Purchase of FHLB stock	(7,534)	(332)
Proceeds from redemption of FHLB stock	3,939	1,431
Proceeds from redemption of FRB stock	1,721	–
Purchase of office properties and equipment	(114)	(816)
Net cash used in investing activities	(61,533)	(275,522)

Cash flows from financing activities:
Net change in deposits	(15,447)	(19,541)
Net change in securities sold under agreements to repurchase	12,344	13,447
Purchase of unreleased ESOP shares	(3,400)	–
Proceeds from issuance of preferred stock	–	150,000
Dividends paid on preferred stock	–	(15)
Proceeds from FHLB advances	329,000	–
Repayments of FHLB advances	(269,605)	(53,000)
Net cash provided by financing activities	52,892	90,891
Net change in cash and cash equivalents	(4,618)	(179,303)
Cash and cash equivalents at beginning of the period	16,105	231,520
Cash and cash equivalents at end of the period	$11,487	$52,217
Supplemental disclosures of cash flow information:
Cash paid for interest	$11,785	$1,758
Cash paid for income taxes	236	42

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Three Month Periods Ended September 30, 2023 and 2022
	Preferred Stock Non-Voting	Common Stock Voting	Common Stock Non-Voting	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Non-Controlling Interest	Total Stockholders’ Equity
	(In thousands)
Balance at July 1, 2023	$150,000	$65	$31	$144,331	$(17,419)	$9,854	$(4,247)	$(5,326)	$195	$277,484
Net income	–	–	–	–	–	91	–	–	(5)	86
Release of unearned ESOP shares	–	–	–	(5)	–	–	16	–	–	11
Purchase of unreleased shares	–	–	–	–	–	–	(600)	–	–	(600)
Stock-based compensation expense	–	(1)	–	88	–	–	–	–	–	87
Director stock compensation expense	–	–	–	(4)	–	–	–	–	–	(4)
Other comprehensive loss, net of tax	–	–	–	–	(1,907)	–	–	–	–	(1,907)
Balance at September 30, 2023	$150,000	$64	$31	$144,410	$(19,326)	$9,945	$(4,831)	$(5,326)	$190	$275,157

Balance at July 1, 2022	$150,000	$63	$32	$144,093	$(9,901)	$6,470	$(797)	$(5,326)	$123	$284,757
Net income	–	–	–	–	–	1,318	–	–	28	1,346
Conversion of non-voting common shares into voting common shares	–	1	(1)	–	–	–	–	–	–	(1)
Release of unearned ESOP shares	–	–	–	(5)	–	–	16	–	–	11
Stock-based compensation expense	–	–	–	35	–	–	–	–	–	35
Other comprehensive loss, net of tax	–	–	–	–	(8,567)	–	–	–	–	(8,567)
Balance at September 30, 2022	$150,000	$64	$31	$144,123	$(18,468)	$7,788	$(781)	$(5,326)	$151	$277,582

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Nine Month Periods Ended September 30, 2023 and 2022
	Preferred Stock Non-Voting	Common Stock Voting	Common Stock Non-Voting	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Non-Controlling Interest	Total Stockholders’ Equity
	(In thousands)
Balance at January 1, 2023	$150,000	$64	$31	$144,157	$(17,473)	$9,294	$(1,265)	$(5,326)	$170	$279,652
Cumulative effect of change related to adoption of ASU 2016-13, net of tax	–	–	–	–	–	(1,256)	–	–	–	(1,256)
Adjusted balance, January 1, 2023	150,000	64	31	144,157	(17,473)	8,038	(1,265)	(5,326)	170	278,396
Net income	–	–	–	–	–	1,907	–	–	20	1,927
Release of unearned ESOP shares	–	–	–	(15)	–	–	48	–	–	33
ESOP adjustment	–	–	–	–	–	–	(214)	–	–	(214)
Purchase of unreleased ESOP shares	–	–	–	–	–	–	(3,400)	–	–	(3,400)
Stock compensation expense	–	–	–	173	–	–	–	–	–	173
Director stock compensation expense	–	–	–	95	–	–	–	–	–	95
Other comprehensive loss, net of tax	–	–	–	–	(1,853)	–	–	–	–	(1,853)
Balance at September 30, 2023	$150,000	$64	$31	$144,410	$(19,326)	$9,945	$(4,831)	$(5,326)	$190	$275,157

Balance at January 1, 2022	$3,000	$58	$35	$140,955	$(551)	$3,673	$(829)	$(5,326)	$100	$141,115
Net income	–	–	–	–	–	4,130	–	–	51	4,181
Preferred shares issued	150,000	–	–	–	–	–	–	–	–	150,000
Dividends declared and paid on preferred stock	–	–	–	–	–	(15)	–	–	–	(15)
Release of unearned ESOP shares	–	–	–	8	–	–	48	–	–	56
Stock compensation expense	–	1	–	88	–	–	–	–	–	89
Director stock compensation expense	–	–	–	84	–	–	–	–	–	84
Conversion of preferred shares to common shares	(3,000)	2	–	2,988	–	–	–	–	–	(11)
Conversion of non-voting shares into voting shares	–	4	(4)	–	–	–	–	–	–	(1)
Other comprehensive loss, net of tax	–	–	–	–	(17,917)	–	–	–	–	(17,917)
Balance at September 30, 2022	$150,000	$64	$31	$144,123	$(18,468)	$7,788	$(781)	$(5,326)	$151	$277,582

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q.  These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”) and, accordingly, should be read in conjunction with such audited consolidated financial statements.  In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Out-of-Period Adjustments

Following the quarter ended September 30, 2023, the Company performed a review of internal controls over financial reporting, encompassing an examination of financial reporting processes. During this assessment and while preparing financial statements for the three and nine months ended September 30, 2023, certain previously unrecorded adjustments totaling $8 thousand, net of tax expense, increasing net income were identified pertaining to prior periods. In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108, these adjustments were evaluated both individually and collectively. Following this assessment, these adjustments were immaterial to both historical and current reporting periods. Consequently, the Company determined that no amendment to the previously filed reports was warranted. However, recognizing the importance of transparency and accuracy, the Company is addressing these prior period adjustments and incorporating them into its financial statements for the three and nine months ended September 30, 2023.  These adjustments are included in the Other Expense line item on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Reverse Stock Split

On October 31, 2023, the Company effected a reverse stock split of the Company’s outstanding shares of Class A common stock, Class B common stock, and Class C common stock, par value $0.01 per share at a ratio of 1-for-8 (the “Reverse Stock Split”). The shares of Class A Common Stock listed on The Nasdaq Capital Market commenced trading on The Nasdaq Capital Market on a post-Reverse Stock Split adjusted basis at the open of business on November 1, 2023.  As a result of the Reverse Stock Split, the number of issued and outstanding shares of common stock immediately prior to the Reverse Stock Split was reduced such that every 8 shares of common stock held by a stockholder immediately prior to the Reverse Stock Split were combined and reclassified into one share of common stock.  All common stock share amounts and per share numbers discussed herein have been retroactively adjusted for the Reverse Stock Split.

Subsequent events have been evaluated through the date these financial statements were issued. See Note 13 - Subsequent Events.

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

For available-for-sale investment securities, the Company performs a qualitative evaluation for those securities that are in an unrealized loss position to determine if the decline in fair value is credit related or non-credit related. In determining whether a security’s decline in fair value is credit related, the Company considers a number of factors including, but not limited to: (i) the extent to which the fair value of the investment is less than its amortized cost; (ii) the financial condition and near-term prospects of the issuer; (iii) any downgrades in credit ratings; (iv) the payment structure of the security; (v) the ability of the issuer of the security to make scheduled principal and interest payments; and (vi) general market conditions which reflect prospects for the economy as a whole, including interest rates and sector credit spreads. For investment securities where the Company has reason to believe the credit loss exposure is remote, a zero credit loss assumption is applied. Such investment securities typically consist of those guaranteed by the U.S. government or other government enterprises, where there is an explicit or implicit guarantee by the U.S. government, that are highly rated by rating agencies, and historically have had no credit loss experience.

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

The Company’s assessment of available-for-sale investment securities as of September 30, 2023, indicated that an ACL was not required. The Company analyzed available-for-sale investment securities that were in an unrealized loss position and determined the decline in fair value for those securities was not related to credit, but rather related to changes in interest rates and general market conditions. As such, no ACL was recorded for available-for-sale securities as of September 30, 2023.

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

The estimation of the appropriate level of the ACL requires significant judgment by management. Although management uses the best information available to make these estimates, future adjustments to the ACL may be necessary due to economic, operating, regulatory, and other conditions that may extend beyond the Company’s control. Changes in management’s estimates of forecasted net losses could materially change the level of the ACL. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ACL and credit review process. Such agencies may require the Company to recognize additions to the ACL based on judgments different from those of management.

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

Real Estate: Commercial Real Estate – Subject to adverse conditions in the local economy which may lead to reduced cash flows due to vacancies and reduced rental rates and decreases in the value of underlying collateral.

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

The following table shows how the Company computed basic and diluted earnings per share of common stock for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except share and per share data)
Net income attributable to Broadway Financial Corporation	$91	$1,318	$1,907	$4,130
Less net income attributable to participating securities	1	7	27	25
Income available to common stockholders	$90	$1,311	$1,880	$4,105

Weighted average common shares outstanding for basic earnings per common share(1)	8,709,301	9,069,410	8,756,189	9,048,363
Add: dilutive effects of unvested restricted stock awards(1)	116,493	51,069	123,004	55,269
Add: dilutive effects of assumed exercise of stock options(2)	–	–	–	–
Weighted average common shares outstanding for diluted earnings per common share(1)	8,825,794	9,120,479	8,879,193	9,103,632

Earnings per common share - basic(1)	$0.01	$0.14	$0.21	$0.45
Earnings per common share - diluted(1)	$0.01	$0.14	$0.21	$0.45
(1) Retroactively adjusted for the 1-for-8 reverse stock split effective November 1, 2023 - see Note 1
(2) Excluding 31,250 anti-dilutive vested stock options

NOTE 3 – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios as of the dates indicated and the corresponding amounts of unrealized gains and losses which were recognized in accumulated other comprehensive loss:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2023:
Federal agency mortgage-backed securities (“MBS”)	$78,141	$2	$(13,006)	$65,137
Federal agency collateralized mortgage obligations (“CMO”)	25,342	–	(2,046)	23,296
Federal agency debt	55,839	–	(4,265)	51,574
Municipal bonds	4,842	–	(672)	4,170
U.S. Treasuries	166,786	–	(5,136)	161,650
U.S. Small Business Administration (“SBA”) pools	12,659	5	(2,062)	10,602
Total available-for-sale securities	$343,609	$7	$(27,187)	$316,429
December 31, 2022:
Federal agency mortgage-backed securities	$84,955	$2	$(10,788)	$74,169
Federal agency CMOs	27,776	–	(1,676)	26,100
Federal agency debt	55,687	26	(4,288)	51,425
Municipal bonds	4,866	–	(669)	4,197
U.S. Treasuries	165,997	–	(5,408)	160,589
SBA pools	14,048	9	(1,788)	12,269
Total available-for-sale securities	$353,329	$37	$(24,617)	$328,749

As of September 30, 2023, investment securities with a fair value of $71.0 million were pledged as collateral for securities sold under agreements to repurchase and included $33.7 million of U.S. Treasuries, $26.7 million of U.S. Government Agency securities, and $10.6 million of mortgage-backed securities. As of December 31, 2022, investment securities with a fair value of $64.4 million were pledged as collateral for securities sold under agreements to repurchase and included $33.3 million of federal agency debt, $19.2 million of U.S. Treasuries and $11.9 million of federal agency mortgage-backed securities (See Note 6 – Borrowings). There were no securities pledged to secure public deposits at September 30, 2023 or December 31, 2022. Accrued interest receivable on securities was $1.3 million and $1.2 million at September 30, 2023 and December 31, 2022, respectively, and is included in the Balance Sheet under Accrued interest receivable.

At September 30, 2023, and December 31, 2022, there were no holdings of securities by any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The amortized cost and estimated fair value of all investment securities available-for-sale at September 30, 2023, by contractual maturities are shown below.  Contractual maturities may differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Due in one year or less	$79,627	$–	$(1,289)	$78,338
Due after one year through five years	141,871	–	(7,344)	134,527
Due after five years through ten years	35,895	–	(3,688)	32,207
Due after ten years (1)	86,216	7	(14,866)	71,357
	$343,609	$7	$(27,187)	$316,429

(1)	Mortgage-backed securities, collateralized mortgage obligations and SBA pools do not have a single stated maturity date and therefore have been included in the “Due after ten years” category.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 30, 2023:
Federal agency mortgage-backed securities	$49	$–	$64,898	$(13,006)	$64,947	$(13,006)
Federal agency CMOs	768	(4)	22,528	(2,042)	23,296	(2,046)
Federal agency debt	5,520	(72)	46,054	(4,193)	51,574	(4,265)
Municipal bonds	–	–	4,170	(672)	4,170	(672)
U. S. Treasuries	14,267	(465)	147,383	(4,671)	161,650	(5,136)
SBA pools	288	(1)	9,143	(2,061)	9,431	(2,062)
Total unrealized loss position investment securities	$20,892	$(542)	$294,176	$(26,645)	$315,068	$(27,187)

December 31, 2022:
Federal agency mortgage-backed securities	$38,380	$(4,807)	$35,526	$(5,981)	$73,906	$(10,788)
Federal agency CMOs	20,997	(885)	5,103	(791)	26,100	(1,676)
Federal agency debt	26,383	(1,529)	21,956	(2,759)	48,339	(4,288)
Municipal bonds	2,176	(315)	2,021	(354)	4,197	(669)
U. S. Treasuries	143,989	(3,884)	16,600	(1,524)	160,589	(5,408)
SBA pools	3,743	(365)	6,763	(1,423)	10,506	(1,788)
Total unrealized loss position investment securities	$235,668	$(11,785)	$87,969	$(12,832)	$323,637	$(24,617)

At September 30, 2023, and December 31, 2022, there were no securities in nonaccrual status. All securities in the portfolio were current with their contractual principal and interest payments. At September 30, 2023, and December 31, 2022, there were no securities purchased with deterioration in credit quality since their origination. At September 30, 2023, and December 31, 2022, there were no collateral dependent securities.

NOTE 4. – Loans Receivable Held for Investment

Loans receivable held for investment were as follows as of the dates indicated:

	September 30, 2023	December 31, 2022
	(In thousands)
Real estate:
Single family	$25,514	$30,038
Multi-family	532,689	502,141
Commercial real estate	116,100	114,574
Church	12,896	15,780
Construction	81,813	40,703
Commercial – other	64,943	64,841
SBA loans (1)	7,770	3,601
Consumer	20	11
Gross loans receivable before deferred loan costs and premiums	841,745	771,689
Unamortized net deferred loan costs and premiums	1,368	1,755
Gross loans receivable	843,113	773,444
Credit and interest marks on purchased loans, net	(858)	(1,010)
Allowance for credit losses (2)	(6,899)	(4,388)
Loans receivable, net	$835,356	$768,046

(1)	Including Paycheck Protection Program (PPP) loans.
(2)	The allowance for credit losses as of December 31, 2022 was accounted for under ASC 450 and ASC 310, which is reflective of probable incurred losses as of the date of the consolidated statement of financial condition. Effective January 1, 2023, the allowance for credit losses is accounted for under ASC 326, which is reflective of estimated expected lifetime credit losses.

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

As part of the CFBanc merger on April 1, 2021, the Company acquired PCD loans. Prior to the CFBanc merger, there were no such acquired loans. The carrying amount of those loans was as follows:

	September 30, 2023	December 31, 2022
	(In thousands)
Real estate:
Single family	$–	$68
Commercial – other	45	57
	$45	$125

The following tables summarize the discount on the PCD loans for the periods indicated:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	(In thousands)
Balance at the beginning of the period	$7	$27
Deduction due to payoffs	–	(12)
Accretion	(2)	(10)
Balance at the end of the period	$5	$5

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	(In thousands)
Balance at the beginning of the period	$160	$883
Deduction due to payoffs	(71)	(810)
Accretion	(4)	(20)
Balance at the end of the period	$93	$93

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

The following tables summarize the activity in the allowance for credit losses on loans for the period indicated:

	Three Months Ended September 30, 2023
	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture) (1)	Ending Balance
	(In thousands)
Loans receivable held for investment:
Real estate:
Single family	$247	$–	$–	$(6)	$241
Multi-family	4,255	–	–	(8)	4,247
Commercial real estate	1,012	–	–	9	1,021
Church	83	–	–	(4)	79
Construction	788	–	–	59	847
Commercial - other	546	–	–	(121)	425
SBA loans	39	–	–	–	39
Consumer	–	–	–	–	–
Total	$6,970	$–	$–	$(71)	$6,899

	Nine Months Ended September 30, 2023
	Beginning Balance	Impact of CECL Adoption	Charge-offs	Recoveries	Provision (Recapture) (1)	Ending Balance
	(In thousands)
Loans receivable held for investment:
Real estate:
Single family	$109	$214	$–	$–	$(82)	$241
Multi-family	3,273	603	–	–	371	4,247
Commercial real estate	449	466	–	–	106	1,021
Church	65	37	–	–	(23)	79
Construction	313	219	–	–	315	847
Commercial - other	175	254	–	–	(4)	425
SBA loans	–	20	–	–	19	39
Consumer	4	(4)	–	–	–	–
Total	$4,388	$1,809	$–	$–	$702	$6,899

(1)	The bank also recorded a provision for off-balance sheet loan commitments of $69 thousand for the three months ended September 30, 2023 and $106 thousand for the nine months ended September 30, 2023.

The following tables present the activity in the allowance for loan losses by loan type for the periods indicated (in thousands):

	For the Three Months Ended September 30, 2022
	Real Estate
	Single Family	Multi- Family	Commercial Real Estate	Church	Construction	Commercial - Other	Consumer	Total
Beginning balance	$120	$2,278	$153	$48	$221	$138	$4	$2,962
Provision for (recapture of) loan losses	(8)	641	142	6	187	53	–	1,021
Recoveries	–	–	–	–	–	–	–	–
Loans charged off	–	–	–	–	–	–	–	–
Ending balance	$112	$2,919	$295	$54	$408	$191	$4	$3,983

	For the Nine Months Ended September 30, 2022
	Real Estate
	Single Family	Multi- Family	Commercial Real Estate	Church	Construction	Commercial - Other	Consumer	Total
Beginning balance	$145	$2,657	$236	$103	$212	$23	$15	$3,391
Provision for (recapture of) loan losses	(33)	262	59	(49)	196	168	(11)	592
Recoveries	–	–	–	–	–	–	–	–
Loans charged off	–	–	–	–	–	–	–	–
Ending balance	$112	$2,919	$295	$54	$408	$191	$4	$3,983

 The ACL increased to $6.9 million as of September 30, 2023, compared to $4.4 million as of December 31, 2022.  The increase  was due to the implementation of the CECL methodology adopted by the Bank effective January 1, 2023, which increased the ACL by $1.8 million. In addition, the Bank recorded an additional provision for credit losses of $808 thousand for the nine months ended September 30, 2023 due to loan originations during the period.  The CECL methodology includes estimates of expected loss rates in the future, whereas the former Allowance for Loan and Lease (“ALLL”) methodology did not.

Prior to the Company’s adoption of ASC 326 on January 1, 2023, the Company maintained ALLL in accordance with ASC 310 and ASC 450 that covered estimated credit losses on individually evaluated loans that were determined to be impaired, as well as estimated probable incurred losses inherent in the remainder of the loan portfolio.

Beginning on January 1, 2023, the Company evaluates loans collectively for purposes of determining the ACL in accordance with ASC 326. Collective evaluation is based on aggregating loans deemed to possess similar risk characteristics. In certain instances, the Company may identify loans that it believes no longer possess risk characteristics similar to other loans in the loan portfolio. These loans are typically identified from those that have exhibited deterioration in credit quality, since the specific attributes and risks associated with such loans tend to become unique as the credit deteriorates. Such loans are typically nonperforming, downgraded to substandard or worse, and/or are deemed collateral dependent, where the ultimate repayment of the loan is expected to come from the operation of or eventual sale of the collateral. Loans that are deemed by management to no longer possess risk characteristics similar to other loans in the portfolio, or that have been identified as collateral dependent, are evaluated individually for purposes of determining an appropriate ACL. The Company uses a discounted cash flow approach, using the loan’s effective interest rate, for determining the ACL on individually evaluated loans, unless the loan is deemed collateral dependent, which requires evaluation based on the estimated fair value of the underlying collateral, less estimated selling costs. The Company may increase or decrease the ACL for collateral dependent loans based on changes in the estimated fair value of the collateral.

The following table presents collateral dependent loans by collateral type as of the date indicated:

	September 30, 2023
	Single Family	Multi-Family Residential	Church	Business Assets	Total
Real estate:	(In thousands)
Single family	$47	$–	$–	$–	$47
Multi family	–	5,707	–	–	5,707
Commercial real estate	–	–	69	–	69
Church	–	–	395	–	395
Commercial – other	–	–	–	135	135
Total	$47	$5,707	$464	$135	$6,353

At September 30, 2023, $6.4 million of individually evaluated loans were evaluated based on the underlying value of the collateral and no individually evaluated loans were evaluated using a discounted cash flow approach. These loans had no associated ACL as of September 30, 2023. The increase in multi-family residential loans was due to one loan whose payments were being supported by a guarantor as of September 30, 2023. There was no ACL associated with this loan as of September 30, 2023. None of these collateral dependent loans were on nonaccrual status at September 30, 2023.

Prior to the adoption of ASC 326 on January 1, 2023, the Company classified loans as impaired when, based on current information and events, it was probable that the Company would be unable to collect all amounts due according to the contractual terms of the loan agreement or it was determined that the likelihood of the Company receiving all scheduled payments, including interest, when due was remote. Credit losses on impaired loans were determined separately based on the guidance in ASC 310. Beginning January 1, 2023, the Company accounts for credit losses on all loans in accordance with ASC 326, which eliminates the concept of an impaired loan within the context of determining credit losses and requires all loans to be evaluated for credit losses collectively based on similar risk characteristics. Loans are only evaluated individually when they are deemed to no longer possess similar risk characteristics with other loans in the loan portfolio.

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

The recorded investment in loans excludes accrued interest receivable due to immateriality. Accrued interest receivable on loans was $3.0 million and $2.7 million at September 30, 2023 and December 31, 2022, respectively, and is included in the Balance Sheet under Accrued interest receivable. For purposes of this disclosure, the unpaid principal balance is not reduced for net charge-offs.

The following tables present the monthly average of loans individually evaluated for impairment by loan type and the related interest income for the periods indicated:

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Average Recorded Investment	Cash Basis Interest Income Recognized	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single family	$60	$1	$63	$3
Multi-family	268	5	274	14
Church	2,172	25	2,197	76
Commercial - other	–	–	–	–
Total	$2,500	$31	$2,534	$93

Past Due Loans

The following tables present the aging of the recorded investment in past due loans by loan type as of the dates indicated:

	September 30, 2023
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single family	$–	$–	$–	$–	$25,514	$25,514
Multi-family	–	–	–	–	534,057	534,057
Commercial real estate	–	–	–	–	116,100	116,100
Church	–	–	–	–	12,896	12,896
Construction	1,210	–	–	1,210	80,603	81,813
Commercial - other	–	–	–	–	64,943	64,943
SBA loans	–	–	–	–	7,770	7,770
Consumer	–	–	–	–	20	20
Total	$1,210	$–	$–	$1,210	$841,903	$843,113

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single family	$–	$–	$–	$–	$30,038	$30,038
Multi-family	–	–	–	–	503,896	503,896
Commercial real estate	–	–	–	–	114,574	114,574
Church	–	–	–	–	15,780	15,780
Construction	–	–	–	–	40,703	40,703
Commercial - other	–	–	–	–	64,841	64,841
SBA loans	–	–	–	–	3,601	3,601
Consumer	–	–	–	–	11	11
Total	$–	$–	$–	$–	$773,444	$773,444

The following table presents the recorded investment in non-accrual loans by loan type as of the dates indicated:

	September 30, 2023	December 31, 2022
	(In thousands)
Loans receivable held for investment:
Church	$–	$144
Total non-accrual loans	$–	$144

There were no loans 90 days or more delinquent that were accruing interest as of September 30, 2023 or December 31, 2022.

Modified Loans to Troubled Borrowers

On January 1, 2023, the Company adopted ASU 2022-02, which introduces new reporting requirements for modifications of loans to borrowers experiencing financial difficulty. GAAP requires that certain types of modifications of loans in response to a borrower’s financial difficulty be reported, which consist of the following: (i) principal forgiveness, (ii) interest rate reduction, (iii) other-than-insignificant payment delay, (iv) term extension, or (v) any combination of the foregoing. The ACL for loans that were modified in response to a borrower’s financial difficulty is measured on a collective basis, as with other loans in the loan portfolio, unless management determines that such loans no longer possess risk characteristics similar to others in the loan portfolio. In those instances, the ACL for such loans is determined through individual evaluation. There were no loan modifications to borrowers that were experiencing financial difficulty during the three or nine months ended September 30, 2023.

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

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination as of September 30, 2023:

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
	(In thousands)
Single family:
Pass	$4	$–	$3,743	$2,688	$2,271	$15,179	$–	$23,885
Watch	–	–	–	754	–	283	–	1,037
Special Mention	–	–	–	–	–	252	–	252
Substandard	–	–	–	–	–	340	–	340
Total	$4	$–	$3,743	$3,442	$2,271	$16,054	$–	$25,514
YTD gross charge-offs	$–	$–	$–	$–	$–	$–	$–	$–

Multi-family:
Pass	$46,126	$185,387	$149,777	$30,245	$45,639	$55,476	$–	$512,650
Watch	–	3,300	–	–	–	967	–	4,267
Special Mention	–	–	–	904	–	1,352	–	2,256
Substandard	–	–	–	–	–	14,884	–	14,884
Total	$46,126	$188,687	$149,777	$31,149	$45,639	$72,679	$–	$534,057
YTD gross charge-offs	$–	$–	$–	$–	$–	$–	$–	$–

Commercial real estate:
Pass	$3,020	$25,280	$22,222	$16,862	$22,078	$20,299	$–	$109,761
Watch	–	–	–	–	–	1,088	–	1,088
Special Mention	–	–	–	–	–	–	–	–
Substandard	–	–	–	$–	$–	5,251	–	$5,251
Total	$3,020	$25,280	$22,222	$16,862	$22,078	$26,638	$–	$116,100
YTD gross charge-offs	$–	$–	$–	$–	$–	$–	$–	$–

Church:
Pass	$1,828	$–	$–	$3,985	$–	$5,463	$–	$11,276
Watch	–	–	–	–	–	–	–	–
Special Mention	–	–	–	–	640	–	–	640
Substandard	–	–	–	–	–	980	–	980
Total	$1,828	$–	$–	$3,985	$640	$6,443	$–	$12,896
YTD gross charge-offs	$–	$–	$–	$–	$–	$–	$–	$–

Construction:
Pass	$–	$1,115	$1,210	$–	$–	$2,117	$–	$4,442
Watch	33,933	35,665	5,253	–	–	–	–	74,851
Special Mention	–	2,520	–	–	–	–	–	2,520
Substandard	–	–	–	–	–	–	–	–
Total	$33,933	$39,300	$6,463	$–	$–	$2,117	$–	$81,813
YTD gross charge-offs	$–	$–	$–	$–	$–	$–	$–	$–

Commercial – other:
Pass	$15,045	$2,637	$6,240	$3,723	$6,209	$24,730	$–	$58,584
Watch	–	459	746	1,500	2,250	1,232	–	6,187
Special Mention	–	–	172	–	–	–	–	172
Substandard	–	–	–	–	–	–	–	–
Total	$15,045	$3,096	$7,158	$5,223	$8,459	$25,962	$–	$64,943
YTD gross charge-offs	$–	$–	$–	$–	$–	$–	$–	$–

SBA:
Pass	$4,550	$148	$2,453	$–	$–	$129	$–	$7,280
Watch	–	–	–	–	–	–	–	–
Special Mention	–	–	–	490	–	–	–	490
Substandard	–	–	–	–	–	–	–	–
Total	$4,550	$148	$2,453	$490	$–	$129	$–	$7,770
YTD gross charge-offs	$–	$–	$–	$–	$–	$–	$–	$–

Consumer:
Pass	$20	$–	$–	$–	$–	$–	$–	$20
Watch	–	–	–	–	–	–	–	–
Special Mention	–	–	–	–	–	–	–	–
Substandard	–	–	–	–	–	–	–	–
Total	$20	$–	$–	$–	$–	$–	$–	$20
YTD gross charge-offs	$–	$–	$–	$–	$–	$–	$–	$–

Total loans:
Pass	$70,593	$214,567	$185,645	$57,503	$76,197	$123,393	$–	$727,898
Watch	33,933	39,424	5,999	2,254	2,250	3,570	–	87,430
Special Mention	–	2,520	172	1,394	640	1,604	–	6,330
Substandard	–	–	–	–	–	21,455	–	21,455
Total loans	$104,526	$256,511	$191,816	$61,151	$79,087	$150,022	$–	$843,113
Total YTD gross charge-offs	$–	$–	$–	$–	$–	$–	$–	$–

The following table stratifies the loan portfolio by the Company’s internal risk rating as of the date indicated:

	December 31, 2022
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
	(In thousands)
Single family	$29,022	$354	$260	$402	$–	$–	$30,038
Multi-family	479,182	9,855	14,859	–	–	–	503,896
Commercial real estate	104,066	4,524	1,471	4,513	–	–	114,574
Church	14,505	728	–	547	–	–	15,780
Construction	2,173	38,530	–	–	–	–	40,703
Commercial - other	53,396	11,157	–	288	–	–	64,841
SBA	3,032	569	–	–	–	–	3,601
Consumer	11	–	–	–	–	–	11
Total	$685,387	$65,717	$16,590	$5,750	$–	$–	$773,444

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

The allowance for off-balance sheet commitments was $474 thousand and $412 thousand at September 30, 2023 and December 31, 2022, respectively. This amount is included in other liabilities on the balance sheet.  The provision for off-balance sheet loan commitments was $69 thousand for the three months ended September 30, 2023 and $106 thousand for the nine months ended September 30, 2023.

NOTE 5 – Goodwill and Core Deposit Intangible

The Company recognized goodwill of $25.9 million and a core deposit intangible of $2.2 million as of September 30, 2023. The following table presents the changes in the carrying amounts of goodwill and core deposit intangibles for the nine months ended September 30, 2023:

	Goodwill	Core Deposit Intangible
	(In thousands)
Balance at the beginning of the period	$25,858	$2,501
Additions	–	–
Change in deferred tax estimate	–	–
Amortization	–	(293)
Balance at the end of the period	$25,858	$2,208

The carrying amount of the core deposit intangible consisted of the following at September 30, 2023 (in thousands):

Core deposit intangible acquired	$3,329
Less: accumulated amortization	(1,121)
$2,208

The following table outlines the estimated amortization expense for the core deposit intangible during the next five fiscal years (in thousands):

2023	$98
2024	336
2025	315
2026	304
2027	291
Thereafter	864
$2,208

NOTE 6 – Borrowings

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated statements of financial condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. These agreements mature on a daily basis. As of September 30, 2023 securities sold under agreements to repurchase totaled $75.8 million at an average rate of 3.06%. The fair value of securities pledged totaled $71.0 million as of September 30, 2023. As of December 31, 2022, securities sold under agreements to repurchase totaled $63.5 million at an average rate of 0.38%. The fair value of securities pledged totaled $64.4 million as of December 31, 2022.

At September 30, 2023 and December 31, 2022, the Company had outstanding advances from the FHLB totaling $187.7 million and $128.3 million, respectively. The weighted interest rate was 4.83% and 3.74% as of September 30, 2023 and December 31, 2022, respectively. The weighted average contractual maturity was 3 months and 7 months as of September 30, 2023 and December 31, 2022, respectively. The advances were collateralized by loans with a fair value of $457.3 million at September 30, 2023 and $328.1 million at December 31, 2022.  The Company is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets to the extent the Company provides qualifying collateral and holds sufficient FHLB stock. Based on collateral pledged and FHLB stock held, the Company was eligible to borrow an additional $154.3 million as of September 30, 2023.

In addition, the Company had additional lines of credit of $10.0 million with other financial institutions as of September 30, 2023. These lines of credit are unsecured, bear interest at the Federal funds rate as of the date of utilization and mature in 30 days.  There were no amounts outstanding under these lines of credit as of September 30, 2023.

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

There are two notes for CFC 45. Note A is in the amount of $9.9 million with a fixed interest rate of 5.2% per annum. Note B is in the amount of $4.1 million with a fixed interest rate of 0.24% per annum. Quarterly interest only payments commenced in March 2016 and continued through March 2023 for Notes A and B. Beginning in September 2023, quarterly principal and interest payments were due for Notes A and B. Both notes mature on December 1, 2040.

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
At September 30, 2023:
Securities available-for-sale:
Federal agency mortgage-backed securities	$–	$65,137	$–	$65,137
Federal agency CMOs	–	23,296	–	23,296
Federal agency debt	–	51,574	–	51,574
Municipal bonds	–	4,170	–	4,170
U.S. Treasuries	161,650	–	–	161,650
SBA pools	–	10,602	–	10,602

At December 31, 2022:
Securities available-for-sale:
Federal agency mortgage-backed securities	$–	$74,169	$–	$74,169
Federal agency CMOs	–	26,100	–	26,100
Federal agency debt	–	51,425	–	51,425
Municipal bonds	–	4,197	–	4,197
U.S. Treasuries	160,589	–	–	160,589
SBA pools	–	12,269	–	12,269

There were no transfers between Level 1, Level 2, or Level 3 during the three or nine months ended September 30, 2023 and 2022.

As of September 30, 2023 and December 31, 2022, the Bank did not have any assets or liabilities carried at fair value on a nonrecurring basis.

Fair Values of Financial Instruments

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

		Fair Value Measurements at September 30, 2023
	Carrying Value	Level 1	Level 2	Level 3		Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$11,487	$11,487	$–		$–	$11,487
Securities available-for-sale	316,429	161,650	154,779		–	316,429
Loans receivable held for investment	835,356	–	–		702,200	702,200
Accrued interest receivable	4,925	444	1,271		3,210	4,925

Financial Liabilities:
Deposits	$671,469	$–	$594,065	$		$594,065
FHLB advances	187,721	–	185,998		–	185,998
Securities sold under agreements to repurchase	75,815	–	73,461		–	73,461
Notes payable	14,000	–	–		14,000	14,000
Accrued interest payable	1,026	–	1,026		–	1,026

		Fair Value Measurements at December 31, 2022
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$16,105	$16,105	$–	$–	$16,105
Securities available-for-sale	328,749	160,589	168,160	–	328,749
Loans receivable held for investment	768,046	–	–	641,088	641,088
Accrued interest receivable	3,973	442	793	2,738	3,973

Financial Liabilities:
Deposits	$686,916	$–	$673,615	$–	$673,615
FHLB advances	128,344	–	126,328	–	126,328
Securities sold under agreements to repurchase	63,471	–	60,017	–	60,017
Notes payable	14,000	–	–	14,000	14,000
Accrued interest payable	453	–	453	–	453

In accordance with ASU No. 2016-01, the fair value of financial assets and liabilities was measured using an exit price notion.  Although the exit price notion represents the value that would be received to sell an asset or paid to transfer a liability, the actual price received for a sale of assets or paid to transfer liabilities could be different from exit price disclosed.

NOTE 8 – Stock-based Compensation

Prior to June 21, 2023, the Company issued stock-based compensation awards to its directors and officers under the 2018 Long Term Incentive Plan (“LTIP”) which allowed the grant of non-qualified and incentive stock options, stock appreciation rights, full value awards and cash incentive awards.  The maximum number of shares available to be awarded under the LTIP was 161,638 shares.

During February of 2023 and 2022, the Company issued 9,230 and 5,898 shares of stock, respectively, to its directors under the LTIP, which were fully vested.  During the nine months ended September 30, 2023 and 2022, the Company recorded $95 thousand and $84 thousand of director stock compensation expense, respectively, based on the fair value of the stock, which was determined using the fair value of the stock on the dates of the awards.

During March of 2022, the Company issued 61,907 shares of restricted stock to its officers and employees under the LTIP, of which 14,562 shares have been forfeited as of September 30, 2023. Each restricted stock award was valued based on the fair value of the stock on the date of the award. These awarded shares of restricted stock fully vest over periods ranging from 36 months to 60 months from their respective dates of grant. Stock-based compensation is recognized on a straight-line basis over the vesting period. During the three months ended September 30, 2023 and 2022, the Company recorded $40 thousand and $35 thousand of stock-based compensation expense, respectively. During the nine months ended September 30, 2023 and 2022, the Company recorded $114 thousand and $93 thousand of stock-based compensation expense, respectively.

On June 21, 2023, stockholders approved an Amendment and Restatement of the 2018 Long Term Incentive Plan (“Amended and Restated LTIP”) which allows the issuance of 487,500 additional shares and brought the number of shares that may be issued under the Amended and Restated LTIP to 649,138 shares.

On June 21, 2023, the Company issued 92,700 shares of restricted stock to its officers and employees under the Amended and Restated LTIP, of which 6,442 shares have been forfeited as of September 30, 2023. Each restricted stock award was valued based on the fair value of the stock on the date of the award. These awarded shares of restricted stock fully vest over periods ranging from 36 months to 60 months from their respective dates of grant. Stock-based compensation is recognized on a straight-line basis over the vesting period. During the three and nine months ended September 30, 2023, the Company recorded $47 thousand and $59 thousand of stock-based compensation expense, respectively, related to these restricted stock awards.

As of September 30, 2023, 202,127 shares had been awarded under the Amended and Restated LTIP and 447,011 shares were available to be awarded.

No stock options were granted, exercised, forfeited or expired during the three and nine months ended September 30, 2023 or the three and nine months ended September 30, 2022.

Options outstanding and exercisable at September 30, 2023 were as follows:

Outstanding				Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
31,250	2.38 years	$12.96	$–	31,250	$12.96	$–

The Company did not record any stock-based compensation expense related to stock options during the three and nine months ended September 30, 2023 and 2022.

All common stock share amounts above have been retroactively adjusted for the 1-for-8 reverse stock split effective November 1, 2023.  See Note 1.

NOTE 9 – ESOP Plan

Employees participate in the ESOP after attaining certain age and service requirements.  In 2022, the ESOP purchased 58,369 shares of the Company’s common stock at an average cost of $8.56 per share for a total cost of $500 thousand and during the first nine months of 2023 the ESOP purchased 369,958 shares of the Company’s common stock at an average cost of $9.19 per share for a total cost of $3.4 million. These purchases were funded with a $5.0 million line of credit from the Company. The loan will be repaid from the Bank’s annual discretionary contributions to the ESOP, net of dividends paid, over a period of 20 years.  Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants.  When loan payments are made, shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants.  As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital.  Any dividends on allocated shares increase participant accounts.  Any dividends on unallocated shares will be used to repay the loan.  Participants will receive shares for their vested balance at the end of their employment.  Compensation expense related to the ESOP was $11 thousand and $11 thousand for the three months ended September 30, 2023 and 2022, respectively, and $33 thousand and $56 thousand for the nine months ended September 30, 2023 and 2022, respectively.

Shares held by the ESOP were as follows:

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Allocated to participants	132,188	132,188
Committed to be released	4,946	1,237
Suspense shares	484,800	118,561
Total ESOP shares	621,934	251,986
Fair value of unearned shares	$4,460	$1,016

The book value of unearned shares, which are reported as Unearned ESOP shares in the equity section of the consolidated statements of financial condition, were $4.8 million and $1.3 million at September 30, 2023 and December 31, 2022, respectively.

All common stock share amounts and per share amounts above have been retroactively adjusted for the 1-for-8 reverse stock split effective November 1, 2023.  See Note 1.

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

The initial dividend rate of the Series C Preferred Stock is zero percent for the first two years after issuance, and thereafter the dividend rate is 2.00% with the opportunity to reduce to a floor rate of 0.50% under certain circumstances.

During the first quarter of 2022, the Company completed the exchange of all the Series A Fixed Rate Cumulative Redeemable Preferred Stock, with an aggregate liquidation rate of $3 million, plus accrued dividends, for 149,164 shares of Class A Common Stock at an exchange price of $20.08 per share of Class A Common Stock.

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

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have developed a “Community Bank Leverage Ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies have set the Community Bank Leverage Ratio at 9%. Actual and required capital amounts and ratios as of the dates indicated are presented below:

	Actual		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2023:
Community Bank Leverage Ratio	$182,635	15.13%	$108,634	9.00%
December 31, 2022:
Community Bank Leverage Ratio	$181,304	15.75%	$103,591	9.00%

At September 30, 2023, the Company and the Bank met all the capital adequacy requirements to which they were subject. In addition, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since September 30, 2023 that would materially adversely change the Bank’s capital classifications. From time to time, the Bank may need to raise additional capital to support its further growth and to maintain its “well capitalized” status.

All common stock share amounts and per share amounts above have been retroactively adjusted for the 1-for-8 reverse stock split effective November 1, 2023.  See Note 1.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized.  In assessing the realization of deferred tax assets, management evaluated both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and tax planning strategies.

At September 30, 2023, the Company maintained a $369 thousand valuation allowance on its deferred tax assets because the number of shares sold in the private placements completed on April 6, 2021 triggered limitations on the use of certain tax attributes under the Section 382 of the federal tax code. The ability to use net operating losses (“NOLs”) to offset future taxable income will be restricted and these NOLs could expire or otherwise be unavailable. In general, under Section 382 of the Code and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period.

NOTE 12 – Concentration of Credit Risk

The Bank has a significant concentration of deposits with five customers that accounted for approximately 21% of its deposits as of September 30, 2023. The Bank also has a significant concentration of short-term borrowings from one customer that accounted for 77% of the outstanding balance of securities sold under agreements to repurchase as of September 30, 2023. The Company expects to maintain the relationships with these customers for the foreseeable future.

NOTE 13 – Subsequent Events

Purchase of Shares

On October 31, 2023 the Company purchased 244,771 shares of its Class A (voting) Common Stock (adjusted for the 1-for-8 reverse stock split effective November 1, 2023) from the Federal Deposit Insurance Corporation (“FDIC”), which obtained the shares when it was appointed receiver for First Republic Bank upon its closure earlier in 2023. The purchased shares represented just under 4.0% of the Company’s total voting shares prior to the purchase, and over 2.6% of the Company’s total common equity. The Company purchased the shares at a price of $7.2760 per share (adjusted for the 1-for-8 reverse stock split effective November 1, 2023), which represented the 20-day volume weighted average price for the Class A shares over the period ended October 24, 2023. The purchase was financed from cash on hand and the shares were retired.

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

Critical Accounting Policies and Estimates

Critical accounting policies are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations under different assumptions and conditions. This discussion highlights those accounting policies that management considers critical. All accounting policies are important; therefore, you are encouraged to review each of the policies included in Note 1 “Summary of Significant Accounting Principles” of the Notes to Consolidated Financial Statements in our 2022 Form 10-K to gain a better understanding of how our financial performance is measured and reported. Management has identified the Company’s critical accounting policies as follows:

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

Goodwill and Intangible Assets

Goodwill and intangible assets acquired in a purchase business combination and that are determined to have an indefinite useful life are not amortized but tested for impairment at least annually or more frequently if events and circumstances exist that indicate the necessity for such impairment tests to be performed. The Company has selected November 30th as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Company’s consolidated statement of financial condition.

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

Out-of-Period Adjustments

Following the quarter ended September 30, 2023, the Company performed a review of internal controls over financial reporting, encompassing an examination of financial reporting processes. During this assessment and while preparing financial statements for the three and nine months ended September 30, 2023, certain previously unrecorded adjustments totaling $8 thousand, net of tax expense, increasing net income were identified pertaining to prior periods. In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108, these adjustments were evaluated both individually and collectively. Following this assessment, these adjustments were immaterial to both historical and current reporting periods. Consequently, the Company determined that no amendment to the previously filed reports was warranted. However, the Company addressed these prior period adjustments and incorporated them into its financial statements for the three and nine months ended September 30, 2023.  These adjustments are included in the other expense line on the consolidated statements of operations and comprehensive income (loss).

Overview

Total assets increased by $53.5 million to $1.2 billion at September 30, 2023 from December 31, 2022, primarily due to growth in loans receivable held for investment of $67.3 million, partially offset by a decrease of securities available-for-sale of $12.3 million and a decrease of cash and cash equivalents of $4.6 million.

Loans held for investment, net of the ACL, increased by $67.3 million to $835.4 million at September 30, 2023, compared to $768.0 million at December 31, 2022.  The increase was primarily due to loan originations of $112.2 million during the first nine months of 2023, which consisted of $47.4 million of multi-family loans, $36.6 million of construction loans, $15.0 million of other commercial loans and $13.2 million of commercial real estate loans, offset in part by loan payoffs and repayments of $44.9 million.

Deposits decreased by $15.4 million to $671.5 million at September 30, 2023, from $686.9 million at December 31, 2022, with $29.4 million of the decrease occurring in the first quarter and $11.5 million in the second quarter, partially offset by an increase of $25.5 million in the third quarter. Management has made reasonable attempts to be responsive to the higher interest rate environment, but some depositors have left the Bank for the highest rates available from other financial institutions in response to rate increases by the Federal Reserve. As of September 30, 2023, our uninsured deposits, including deposits from affiliates, represented 37% of our total deposits, as compared to 31% as of December 31, 2022.

Total borrowings increased by $71.7 million to $277.5 million at September 30, 2023, from $205.8 million at December 31, 2022, primarily due to a net increase of $59.4 million in advances from the FHLB and $12.3 million in additional securities sold under agreements to repurchase.

For the three months ended September 30, 2023, the Company reported net earnings of $91 thousand compared to net earnings of $1.3 million for the three months ended September 30, 2022. The decrease resulted from a decline in pretax earnings of $1.8 million primarily due to a decrease in net interest income of $1.8 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and a $909 thousand increase in non-interest expense, partially offset by a $1.0 million decrease in the provision for credit losses and a $495 thousand decrease in tax expense.

For the nine months ended September 30, 2023, the Company reported net earnings of $1.9 million compared to net earnings of $4.1 million for the nine months ended September 30, 2022.  The decrease resulted from a decline in pretax earnings of $3.1 million primarily due to a decrease in net interest income of $1.5 million during the first nine months of 2023 compared to the first nine months of 2022, an increase in non-interest expense of $1.4 million and an increase in the provision for credit losses of $216 thousand.  This decrease in pretax earnings was offset by an $848 thousand decrease in income tax expense.

Results of Operations

Net Interest Income

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Net interest income before provision for credit losses for the third quarter of 2023 totaled $6.8 million, representing a decrease of $1.8 million, or 21.3%, from net interest income before loan loss provision of $8.6 million for the third quarter of 2022.  The decrease resulted from additional interest expense, primarily due to an increase in the cost of average borrowings of 4.07% and an increase in the cost of average deposits of 1.22% during the third quarter of 2023, compared to the third quarter of 2022.  In addition, the decrease in net interest income before provision for credit losses was caused by an increase in average borrowings of $151.8 million during the third quarter of 2023, compared to the third quarter of 2022, which was due to a decrease in average deposits of $123.7 million during the third quarter of 2023. The net interest margin decreased to 2.33% for the third quarter of 2023, compared to 3.02% for the third quarter of 2022, primarily due to an overall increase of 216 basis points in the average cost of funds, which reflected higher rates paid on deposits and borrowings because of the eleven increases in interest rates implemented by the Federal Open Market Committee of the Federal Reserve (the “Federal Reserve” or “FRB”) since the middle of March of 2022 through September of 2023.  The impact of the rising cost of funds was partially offset by an increase in the yield on interest-earnings assets of 85 basis points, primarily due to higher rates earned on interest-bearing deposits in other banks and the loan portfolio, partially offset by lower rates earned on FRB and FHLB of Atlanta stock.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Net interest income before provision for credit losses for the nine months ended September 30, 2023, totaled $22.3 million, representing a decrease of $1.5 million, or 6.3%, from net interest income before loan loss provision of $23.8 million for the nine months ended September 30, 2022.  The decrease resulted from higher interest expense, primarily due to an increase in the cost of borrowings and deposits, and to a lesser extent, from an increase in average borrowings, which was needed to offset deposit outflows.  The net interest margin decreased to 2.60% for the nine months ended September 30, 2023, compared to 2.93% for the nine months ended September 30, 2022, primarily due to an overall increase of 332 basis points in the average cost of funds, which reflected the higher rates that the Bank paid on deposits and borrowings because of the interest rate increases implemented by the FRB.  The decrease in net interest income before provision for credit losses was partially offset by growth of $62.6 million in average interest-earning assets during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.  In addition, the overall rate earned on interest-earning assets increased by 87 basis points as the Bank earned higher rates on interest-earning deposits, securities, and, to a lesser extent, the loan portfolio.

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

(Dollars in Thousands)	For the Three Months Ended
	September 30, 2023			September 30, 2022
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Interest-bearing deposits in other banks	$10,629	$139	5.23%	$141,281	$594	1.68%
Securities	319,866	2,180	2.73%	313,983	2,069	2.64%
Loans receivable (1)	822,031	9,406	4.58%	683,085	6,520	3.82%
FRB and FHLB stock	12,538	202	6.44%	2,166	45	8.31%
Total interest-earning assets	1,165,064	$11,927	4.09%	1,140,515	$9,228	3.24%
Non-interest-earning assets	67,047			51,845
Total assets	$1,232,111			$1,192,360

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$122,577	$1,256	4.10%	$180,865	$271	0.60%
Savings deposits	58,686	42	0.29%	70,909	23	0.13%
Interest checking and other demand deposits	238,265	93	0.16%	267,560	66	0.10%
Certificate accounts	152,577	735	1.93%	176,433	114	0.26%
Total deposits	572,105	2,126	1.49%	695,767	474	0.27%
FHLB advances	196,184	2,571	5.24%	32,913	111	1.35%
Other borrowings	67,533	457	2.71%	79,025	35	0.18%
Total borrowings	263,717	3,028	4.59%	111,938	146	0.52%
Total interest-bearing liabilities	835,822	$5,154	2.47%	807,705	$620	0.31%
Non-interest-bearing liabilities	120,161			103,635
Stockholders’ equity	276,128			281,020
Total liabilities and stockholders’ equity	$1,232,111			$1,192,360

Net interest rate spread (2)		$6,773	1.62%		$8,608	2.93%
Net interest rate margin (3)			2.33%			3.02%
Ratio of interest-earning assets to interest-bearing liabilities			139.39%			141.20%

(1)	Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs and loan premiums.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

(Dollars in Thousands)	For the Nine Months Ended
	September 30, 2023			September 30, 2022
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Interest-bearing deposits in other banks	$13,889	$425	4.08%	$183,463	$1,466	1.07%
Securities	324,719	6,543	2.69%	229,630	3,416	1.98%
Loans receivable (1)	794,524	27,039	4.54%	666,493	20,603	4.12%
FRB and FHLB stock	11,577	603	6.94%	2,522	123	6.50%
Total interest-earning assets	1,144,709	$34,610	4.03%	1,082,108	$25,608	3.16%
Non-interest-earning assets	67,712			49,624
Total assets	$1,212,421			$1,131,732

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$125,944	$2,959	3.13%	$195,292	$654	0.45%
Savings deposits	60,275	71	0.16%	67,125	44	0.09%
Interest checking and other demand deposits	238,078	257	0.14%	249,750	147	0.08%
Certificate accounts	150,651	1691	1.50%	191,684	328	0.23%
Total deposits	574,948	4,978	1.15%	703,851	1,173	0.22%
FHLB advances	173,312	6,035	4.64%	51,063	538	1.40%
Other borrowings	70,957	1,282	2.41%	71,751	79	0.15%
Total borrowings	244,269	7,317	3.99%	122,814	617	0.67%
Total interest-bearing liabilities	819,217	$12,295	2.00%	826,665	$1,790	0.29%
Non-interest-bearing liabilities	115,363			95,254
Stockholders’ equity	277,841			209,813
Total liabilities and stockholders’ equity	$1,212,421			$1,131,732

Net interest rate spread (2)		$22,315	2.03%		$23,818	2.87%
Net interest rate margin (3)			2.60%			2.93%
Ratio of interest-earning assets to interest-bearing liabilities			139.73%			130.90%

(1)	Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs and loan premiums.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

Credit Loss Recapture/Provision

For the three months ended September 30, 2023, the Company recorded a recapture of credit losses under the Current Expected Credit Loss (“CECL”) methodology of $2 thousand, compared to a loan loss provision under the previously used incurred loss model of $1.0 million for the three months ended September 30, 2022.  For the nine months ended September 30, 2023, the Company recorded a provision for credit loss of $808 thousand, compared to a loan loss provision of $592 thousand for the nine months ended September 30, 2022.  The provision for credit losses during the third quarter ended September 30, 2023, decreased by $1.0 million compared to the third quarter ended September 30, 2022, due to a decline in loan origination volume.  The Bank originated $14.0 million in loans during the third quarter of 2023 compared to $101.6 million in loans during the third quarter of 2022. The provision for credit losses increased by $216 thousand during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, due to an increase in loans rated as watch and special mention, which require additional provisions for credit losses.  Provisions for credit losses during the third quarter and nine months ended September 30, 2023, include provisions for off-balance sheet loan commitments of $69 thousand and $106 thousand, respectively.

The ACL increased to $6.9 million as of September 30, 2023, compared to $4.4 million as of December 31, 2022.  The increase was primarily due to the implementation of the CECL methodology adopted by the Bank effective January 1, 2023, which increased the ACL by $1.8 million in addition to the provision recorded during the nine months ended September 30, 2023 mentioned above.  The CECL methodology includes estimates of expected loss rates in the future, whereas the former ALLL methodology did not.

The Bank had no non-accrual loans at September 30, 2023.  Loan delinquencies for 30 days or more, but less than 90 days, increased to $1.2 million at September 30, 2023, compared to none at December 31, 2022. There were no loans past due by greater than 90 days at either September 30, 2023 or December 31, 2022.  No loan charge-offs were recorded during the three or nine months ended September 30, 2023 or 2022.

Non-interest Income

Non-interest income for the third quarter of 2023 totaled $331 thousand, compared to $365 thousand for the third quarter of 2022.

Non-interest income totaled $880 thousand for the first nine months of 2023, compared to $907 thousand for the first nine months of 2022.  The decrease was due to lower management fees from new market tax credit projects and lower grant income received from the U.S. Treasury’s Community Development Financial Institutions Fund in the first nine months of 2023.  These decreases were partially offset by fees from a revenue sharing agreement with another financial institution and an increase in branch services fees for the first nine months of 2023, compared to the first nine months of 2022.

Non-interest Expense

Total non-interest expense was $7.0 million for the third quarter of 2023, representing an increase of $909 thousand, or 15.0%, from $6.1 million for the third quarter of 2022.  The increase was primarily due to higher compensation and benefits expense of $940 thousand and supervisory costs of $153 thousand, partially offset by a decrease in professional services expense of $232 thousand.

Non-interest expense totaled $19.7 million for the first nine months of 2023, representing an increase of $1.4 million, or 7.4%, from $18.3 million for the first nine months of 2022.  The increase primarily resulted from increases in compensation and benefits expense of $1.5 million, supervisory costs of $191 thousand and occupancy costs of $145 thousand. These increases were partially offset by decreases in professional services expense of $442 thousand and information services expense of $216 thousand.

The increase in compensation and benefits expense was primarily attributable to additional full-time employees that the Bank hired over the past twelve months in various production and administrative support positions.  These hires were part of the Company’s overall efforts to expand its operational capabilities to strategically grow its balance sheet and fulfill the intersecting lending objectives of the Company’s mission and the funding received from the Emergency Capital Investment Program of the United States Department of the Treasury.  A portion of the increase in compensation expenses during the quarter and first nine months of 2023 pertained to recruiting expenses.

Income Taxes

Income taxes are computed by applying the statutory federal income tax rate of 21% and the combined California and Washington, D.C. income tax rate of 9.75% to taxable income.  The Company recorded income tax expense of $39 thousand for the third quarter of 2023 and $534 thousand for the third quarter of 2022. The effective tax rate was 31.2% for the third quarter of 2023, compared to 28.40% for the third quarter of 2022.

For the nine months ended September 30, 2023, income tax expense was $806 thousand, compared to $1.7 million for the nine months ended September 30, 2022.  The effective tax rate was 29.50% for the nine months ended September 30, 2023, compared to 28.35% for the nine months ended September 30, 2022.

Financial Condition

Total Assets

Total assets increased by $53.5 million at September 30, 2023, compared to December 31, 2022, reflecting growth in loans receivable held for investment of $67.3 million and growth in FHLB stock of $3.6 million, partially offset by a decrease of securities available-for-sale of $12.3 million and a decrease of cash and cash equivalents of $4.6 million.

Securities Available-For-Sale

Securities available-for-sale totaled $316.4 million at September 30, 2023, compared with $328.7 million at December 31, 2022. The $12.3 million decrease in securities available-for-sale during the nine months ended September 30, 2023 was primarily due to principal paydowns of $10.5 million and a decline in the fair value of securities of $2.6 million, partially offset by increases in the carrying value of $778 thousand due to the amortization of net discounts.

The table below presents the carrying amount, weighted average yields and contractual maturities of our securities as of September 30, 2023. The table reflects stated final maturities and does not reflect scheduled principal payments or expected payoffs. The average duration of the portfolio is 2.4 years at September 30, 2023.

	September 30, 2023
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		More Than Ten Years		Total
	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield
	(Dollars in thousands)
Available‑for‑sale:
Federal agency mortgage‑backed securities	$4,903	3.68%	$1,217	1.59%	$9,874	1.47%	$49,143	2.72%	$65,137	2.58%
Federal agency CMO	–	–	505	0.87%	10,490	4.54%	12,301	3.41%	23,296	3.86%
Federal agency debt	9,892	2.87%	32,195	1.96%	9,487	3.15%	–	–	51,574	2.35%
Municipal bonds	–	–	2,403	1.64%	343	1.83%	1,424	1.86%	4,170	1.73%
U.S. Treasuries	63,543	2.90%	98,107	2.75%	–	–	–	–	161,650	2.81%
SBA pools	–	–	100	6.63%	2,013	2.82%	8,489	2.88%	10,602	2.90%
Total	$78,338	2.95%	$134,527	2.53%	$32,207	3.05%	$71,357	2.84%	$316,429	2.75%

Loans Receivable

Loans receivable held for investment, net of the ACL, increased by $67.3 million to $835.4 million at September 30, 2023, compared to $768.0 million at December 31, 2022.  The increase was primarily due to loan originations of $112.2 million during the first nine months of 2023, which consisted of $47.4 million of multi-family loans, $36.6 million of construction loans, $15.0 million of other commercial loans and $13.2 million of commercial real estate loans, offset in part by loan payoffs and repayments of $44.9 million.

The following tables present loan categories by maturity for the period indicated. Actual repayments historically have, and will likely in the future, differ significantly from contractual maturities because individual borrowers generally have the right to prepay loans, with or without prepayment penalties.

	September 30, 2023
	One Year or Less	More Than One Year to Five Years	More Than Five Years to 15 Years	More Than 15 Years	Total
	(Dollars in thousands)
Loans receivable held for investment:
Single family	$3,767	$8,642	$2,511	$10,594	$25,514
Multi-family	10,440	19,017	7,767	495,465	532,689
Commercial real estate	6,665	67,404	36,582	5,449	116,100
Church	4,690	4,618	3,588	–	12,896
Construction	26,219	30,703	24,891	–	81,813
Commercial - other	14,573	26,812	7,160	16,398	64,943
SBA loans	–	3,072	148	4,550	7,770
Consumer	20	–	–	–	20
	$66,374	$160,268	$82,647	$532,456	$841,745

Loans maturities after one year with:
Fixed rates
Single family		$8,147	$1,774	$6,142	$16,063
Multi-family		14,596	3,293	232	18,121
Commercial real estate		60,755	23,751	–	84,506
Church		3,102	–	–	3,102
Construction		8,553	22,099	–	30,652
Commercial - other		11,401	6,071	14,160	31,632
SBA loans		2,453	–	–	2,453
Consumer		–	–	–	–
		$109,007	$56,988	$20,534	$186,529

Variable rates
Single family		$495	$737	$4,452	$5,684
Multi-family		4,421	4,474	495,233	504,128
Commercial real estate		6,649	12,831	5,449	24,929
Church		1,516	3,588	–	5,104
Construction		22,150	2,792	–	24,942
Commercial - other		15,411	1,089	2,238	18,738
SBA loans		619	148	4,550	5,317
Consumer		–	–	–	–
		$51,261	$25,659	$511,922	$588,842

Total		$160,268	$82,647	$532,456	$775,371

Certain multi-family loans have adjustable-rate features based on the Secured Overnight Financing Rate but are fixed for the first five years. Our experience has shown that these loans typically payoff during the first five years and do not reach the adjustable-rate phase. However, in the current high interest rate environment, we have seen more borrowers maintain their loans instead of paying them off due to interest rate caps which make the adjusted interest rate on their existing loan more desirable than getting a new loan at current interest rates. Multi-family loans in their initial fixed period totaled $458.6 million or 54.5% of our loan portfolio as of September 30, 2023.

Allowance for Credit Losses

Effective January 1, 2023, the Company accounts for credit losses on loans in accordance with ASC 326 – Financial Instruments-Credit Losses, to determine the ACL. ASC 326 requires the Company to recognize estimates for lifetime losses on loans and off-balance sheet loan commitments at the time of origination or acquisition. The recognition of losses at origination or acquisition represents the Company’s best estimate of the lifetime expected credit loss associated with a loan given the facts and circumstances associated with the particular loan and involves the use of significant management judgment and estimates, which are subject to change based on management’s on-going assessment of the credit quality of the loan portfolio and changes in economic forecasts used in the model. The Company uses the WARM method when determining estimates for the ACL for each of its portfolio segments. The weighted average remaining life, including the effect of estimated prepayments, is calculated for each loan pool on a quarterly basis. The Company then estimates a loss rate for each pool using both its own historical loss experience and the historical losses of a group of peer institutions during the period from 2004 through the most recent quarter.

Since historical information (such as historical net losses) may not always, by itself, provide a sufficient basis for determining future expected credit losses, the Company periodically considers the need for qualitative adjustments to the ACL.

The Company has a credit portfolio review process designed to detect problem loans. Problem loans are typically those of a substandard or worse internal risk grade, and may consist of loans on nonaccrual status, loans that have recently been modified in response to a borrower’s deteriorating financial condition, loans where the likelihood of foreclosure on underlying collateral has increased, collateral dependent loans, and other loans where concern or doubt over the ultimate collectability of all contractual amounts due has become elevated. Such loans may, in the opinion of management, be deemed to no longer possess risk characteristics similar to other loans in the loan portfolio because the specific attributes and risks associated with the loan have likely become unique as the credit quality of the loan deteriorates. As such, these loans may require individual evaluation to determine an appropriate ACL for the loan. When a loan is individually evaluated, the Company typically measures the expected credit loss for the loan based on a discounted cash flow approach, unless the loan has been deemed collateral dependent. The ACL for collateral dependent loans is determined using estimates of the fair value of the underlying collateral, less estimated selling costs.

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

The ACL, formerly known as the allowance for loan losses, was $6.9 million or 0.82% of gross loans held for investment at September 30, 2023, compared to an ALLL of $4.4 million, or 0.57% of gross loans held for investment, at December 31, 2022.

There were no recoveries or charge-offs recorded during either the three or nine month periods ending September 30, 2023 and 2022.

Collateral dependent loans at September 30, 2023 totaled $6.4 million, which had no associated ACL.

Loan delinquencies less than 30 days increased to $10.5 million at September 30, 2023 compared to $8.3 million at December 31, 2022. Loan delinquencies greater than 30 days delinquent, but less than 90 days delinquent, increased to $1.2 million at September 30, 2023 compared to none at December 31, 2022.

There were no non-performing loans as of September 30, 2023 compared to $144 thousand as of December 31, 2022. Non-performing loans consist of delinquent loans that are 90 days or more past due and other loans, including loans modified in response to a borrower’s financial difficulty, that do not qualify for accrual status.

We believe that the ACL is adequate to cover currently expected losses in the loan portfolio as of September 30, 2023, but there can be no assurance that actual losses will not exceed the estimated amounts. The OCC and the Federal Deposit Insurance Corporation (“FDIC”) periodically review the ACL as an integral part of their examination process. These agencies may require an increase in the ACL based on their judgments of the information available to them at the time of their examinations.

The following table details our allocation of the ALLL to the various categories of loans held for investment and the percentage of loans in each category to total loans at the dates indicated:

	September 30, 2023		December 31, 2022		September 30, 2022
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Single family	$241	3.03%	$109	3.89%	$112	4.24%
Multi‑family	4,247	63.29%	3,273	65.08%	2,919	63.23%
Commercial real estate	1,021	13.79%	449	14.85%	295	12.61%
Church	79	1.53%	65	2.04%	54	2.30%
Construction	847	9.72%	313	5.27%	408	7.96%
Commercial and SBA	464	8.64%	175	8.87%	191	9.66%
Consumer	–	–	4	–	4	–
Total allowance for loan losses	$6,899	100.00%	$4,388	100.00%	$3,983	100.00%

Goodwill and Intangible Assets

The core deposit intangible asset is amortized on an accelerated basis reflecting the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. The estimated life of the core deposit intangible is approximately 10 years. During the three months ended September 30, 2023 and 2022, the Company recorded $98 thousand and $109 thousand, respectively, of amortization expense related to the core deposit intangible. During the nine months ended September 30, 2023 and 2022, the Company recorded $293 thousand and $326 thousand, respectively, of amortization expense related to the core deposit intangible.

An assessment of goodwill impairment was performed by a third party as of December 31, 2022, in which no impairment was determined. No impairment charges were recorded during the nine months ended September 30, 2023 or 2022, for goodwill or the core deposit intangible.

Total Liabilities

Total liabilities increased by $58.0 million to $962.6 million at September 30, 2023 from $904.6 million at December 31, 2022, largely due to an increase in FHLB borrowings of $59.4 million and an increase in securities sold under agreements to repurchase of $12.3 million, which was partially offset by a decrease in deposits of $15.4 million.

Deposits

Deposits decreased by $15.4 million to $671.5 million at September 30, 2023, from $686.9 million at December 31, 2022, with decreases of $29.5 million in the first quarter and $11.5 million in the second quarter, partially offset by an increase of $25.4 million in the third quarter.  The decrease in deposits was attributable to decreases of $21.1 million in liquid deposits (demand, interest checking and money market accounts), $10.5 million in Insured Cash Sweep (“ICS”) deposits (ICS deposits are the Bank’s money market deposit accounts in excess of FDIC insured limits whereby the Bank makes reciprocal arrangements for insurance with other banks), and $5.8 million of savings deposits, partially offset by an increase of $18.0 million in Certificate of Deposit Registry Service (“CDARS”) deposits (CDARS deposits are similar to ICS deposits, but involve certificates of deposit, instead of money market accounts) and $4.0 million in other certificates of deposit accounts.  The decrease in deposits was primarily due to customers who left the Bank for higher interest rates available elsewhere. As of September 30, 2023, our uninsured deposits, including deposits from affiliates, represented approximately 37% of our total deposits, as compared to approximately 31% as of December 31, 2022.

The following table presents the maturity of time deposits as of the dates indicated:

	Three Months or Less	Three to Six Months	Six Months to One Year	Over One Year	Total
	(In thousands)
September 30, 2023
Time deposits of $250,000 or less	$39,499	$36,083	$43,578	$13,639	$132,799
Time deposits of more than $250,000	7,962	7,408	2,087	6,836	24,293
Total	$47,461	$43,491	$45,665	$20,475	$157,092
Not covered by deposit insurance	$5,212	$4,908	$837	$5,836	$16,793
December 31, 2022
Time deposits of $250,000 or less	$30,244	$23,155	$49,461	$4,281	$107,141
Time deposits of more than $250,000	27,912	–	–	–	27,912
Total	$58,156	$23,155	$49,461	$4,281	$135,053
Not covered by deposit insurance	$17,913	$–	$–	$–	$17,913

Borrowings

At September 30, 2023 and December 31, 2022, the Company had outstanding advances from the FHLB totaling $187.7 million and $128.3 million, respectively. The weighted interest rates were 4.42% and 3.74% as of September 30, 2023 and December 31, 2022, respectively. The weighted average contractual maturity was 13 months as of both September 30, 2023 and December 31, 2022, respectively. The advances were collateralized by loans with a fair value of $457.3 million at September 30, 2023 and $328.1 million at December 31, 2022. The Company is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets to the extent the Company provides qualifying collateral and holds sufficient FHLB stock. Based on collateral pledged and FHLB stock as of September 30, 2023, the Company was eligible to borrow an additional $154.3 million as of September 30, 2023.

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obliges the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated statements of financial condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. These agreements mature on a daily basis. As of September 30, 2023 securities sold under agreements to repurchase totaled $75.8 million at an average rate of 3.06%.  The fair value of securities pledged totaled $71.0 million as of September 30, 2023. As of December 31, 2022, securities sold under agreements to repurchase totaled  $63.5 million at an average rate of 0.38%.  The fair value of securities pledged totaled $64.4 million as of December 31, 2022.

One relationship accounted for 77% of our balance of securities sold under agreements to repurchase as of September 30, 2023. We expect to maintain this relationship for the foreseeable future.

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

Stockholders’ Equity

Stockholders’ equity was $275.0 million, or 22.2%, of the Company’s total assets, at September 30, 2023, compared to $279.5 million, or 23.6% of the Company’s total assets at December 31, 2022. Upon adoption of CECL on January 1, 2023, the Company recognized a net decrease in retained earnings of $1.3 million.  Stockholders’ equity also decreased primarily due to the purchase of unearned shares for the employee stock ownership plan of $3.4 million and an increase of $1.9 million in the accumulated other comprehensive loss, net of tax.  These decreases were offset by year-to-date net earnings of $1.9 million.  Book value per share was $13.48 at September 30, 2023 and $14.11 at December 31, 2022.

During the first quarter of 2022, the Company completed the exchange of all the Series A Fixed Rate Cumulative Redeemable Preferred Stock, with an aggregate liquidation value of $3 million, plus accrued dividends, for 149,165 shares of Class A Common Stock at an exchange price of $20.08 per share of Class A Common Stock.

During the second quarter of 2022, the Company closed a private placement of shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series C (“Series C Preferred Stock”), pursuant to a Purchase Agreement with the United States Department of the Treasury (the “Purchaser”) as part of the Emergency Capital Investment Program (“ECIP”), which has provided funding to Minority Depository Institutions and Community Development Financial Institutions to increase access to capital for underserved communities that may have been disproportionately impacted by the economic effects of the COVID-19 pandemic.  Pursuant to the Purchase Agreement, the Purchaser acquired an aggregate of 18,750 shares of Series C Preferred Stock for an aggregate purchase price equal to $150.0 million in cash, which is intended to qualify as Tier 1 Capital.

In December of 2022, the Company issued a $5 million line of credit the Employee Stock Ownership Plan to purchase additional shares of Company stock for the Plan. In December of 2022, the ESOP purchased 58,369 shares of the Company’s common stock at an average cost of $8.56 per share for a total cost of $500 thousand, and during the first nine months of 2023 the ESOP purchased 369,949 shares of the Company’s stock at an average cost of $9.19 per share for a total cost of $3.4 million.

During the second quarter of 2023, the Company issued 92,720 shares of restricted stock to its officers and employees based on performance during 2022 under the Amended LTIP and, during the first quarter of 2022, the Company issued 61,908 shares of restricted stock to its officers and employees based on performance during 2021 under the LTIP. All the shares issued to officers and employees vest over periods ranging from 36 months to 60 months.

During the first quarter of 2023 and the first quarter of 2022, the Company issued 9,230 and 5,898 shares of stock, respectively, to its directors which were fully vested.

Tangible book value per common share is a non-GAAP measurement that excludes goodwill and the net unamortized core deposit intangible asset, which were both originally recorded in connection with the CFBanc merger. The Company uses this non-GAAP financial measure to provide supplemental information regarding the Company’s financial condition and operational performance. A reconciliation between common book value and tangible book value per common share is shown as follows:

	Common Equity Capital	Shares Outstanding	Per Share Amount
	(Dollars in thousands)
September 30, 2023:
Common book value	$124,967	9,268,784	$13.48
Less:
Goodwill	25,858
Net unamortized core deposit intangible	2,208
Tangible book value	$96,901	9,268,784	$10.45

December 31, 2022:
Common book value	$129,482	9,179,065	$14.11
Less:
Goodwill	25,858
Net unamortized core deposit intangible	2,501
Tangible book value	$101,123	9,179,065	$11.02

All common stock share amounts and per share amounts above have been retroactively adjusted for the 1-for-8 reverse stock split effective November 1, 2023.  See Note 1.

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet our obligations on a timely and cost-effective basis. The Bank’s sources of funds include deposits, advances from the FHLB and other borrowings, proceeds from the sale of loans and investment securities, and payments of principal and interest on loans and investment securities. The Bank is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets, or $343.9 million, to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. Based on FHLB stock held and collateral pledged as of September 30, 2023, the Bank had the ability to borrow an additional $154.3 million from the FHLB of Atlanta. In addition, the Bank had additional lines of credit of $10.0 million with other financial institutions as of September 30, 2023.  The Bank had unpledged securities of $231.6 million as of September 30, 2023 which could be used as collateral for borrowings from the Federal Reserve Bank under the Bank Term Funding Program.

The Bank’s primary uses of funds include originations of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and the payment of operating expenses. Also, when the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank invests in federal funds with the Federal Reserve Bank or in money market accounts with other financial institutions. The Bank’s liquid assets at September 30, 2023 consisted of $11.5 million in cash and cash equivalents and $231.6 million in securities available-for-sale that were not pledged, compared to $16.1 million in cash and cash equivalents and $250.3 million in securities available-for-sale that were not pledged at December 31, 2022. Currently, we believe the Bank has sufficient liquidity to support growth over the next twelve months and in the longer term.

The Bank had commitments to fund $15.1 million in loans that were approved but unfunded as of September 30, 2023.  In addition, the bank had $6.4 million in unfunded line of credit loans and $45.9 million in unfunded construction loans as of September 30, 2023.

The Bank has a significant concentration of deposits with five customers that accounted for approximately 21% of its deposits as of September 30, 2023. The Bank also has a significant concentration of short-term borrowings with one customer that accounted for 77% of the outstanding balance of securities sold under agreements to repurchase as of September 30, 2023. The Bank has long-term relationships with these customers and expects to maintain its relationships with them for the foreseeable future.

The Company’s liquidity, separate from the Bank, is based primarily on the proceeds from financing transactions, such as the private placement completed in June of 2022 and previous private placements. The Bank is currently under no prohibition from paying dividends to the Company but is subject to restrictions as to the amount of the dividends based on normal regulatory guidelines.

The Company recorded consolidated net cash outflows from investing activities of $61.5 million during the nine months ended September 30, 2023, compared to consolidated net cash outflows from investing activities of $275.5 million during the nine months ended September 30, 2022. Net cash outflows from investing activities for the nine months ended September 30, 2023 were primarily due to the funding of new loans, net of repayments, of $70.0 million and purchases of FHLB stock of $7.5 million, partially offset by proceeds from principal paydowns on available-for-sale securities of $10.5 million. Net cash outflows from investing activities during the nine months ended September 30, 2022 were primarily due to purchases of investment securities of $215.5 million and funding of new loans, net of repayments, of $74.2 million, partially offset by $13.9 million in proceeds from principal paydowns on available-for-sale securities.

The Company recorded consolidated net cash inflows from financing activities of $52.9 million during the nine months ended September 30, 2023, compared to consolidated net cash inflows of $90.9 million during the nine months ended September 30, 2022. Net cash inflows from financing activities during the nine months ended September 30, 2023 were primarily due to proceeds from FHLB advances of $329.0 million along with a net increase in securities sold under agreements to repurchase of $12.3 million, partially offset by repayments of FHLB advances of $269.6 million and a net decrease in deposits of $15.4 million. Net cash inflows from financing activities during the nine months ended September 30, 2022 were primarily attributable to proceeds from the private placement of preferred stock of $150.0 million and a net increase of $13.9 million in securities sold under agreements to repurchase, partially offset by repayments of FHLB advances of $53.0 million and a net decrease in deposits of $19.5 million.

Capital Resources and Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of September 30, 2023 and December 31, 2022, the Bank exceeded all capital adequacy requirements to which it is subject and meets the qualifications to be considered “well capitalized.” (See Note 10 – Stockholders’ Equity and Regulatory Matters.)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The Company did not maintain a sufficient complement of personnel with appropriate levels of knowledge, experience, and training in internal control matters to perform assigned responsibilities and have appropriate accountability for the design and operation of internal control over financial reporting. The lack of sufficient appropriately skilled and trained personnel contributed to the Company’s failure to: (i) design and implement certain internal controls; and (ii) consistently operate its internal controls. This matter was considered to be a material weakness in the Company’s control environment.

The control environment material weaknesses contributed to other material weaknesses within the Company’s system of internal control over financial reporting in the following COSO Framework components such that the Company did not design and implement effective controls, including the following:

•
Risk assessment – The Company did not appropriately identify and analyze risks to achieve its control objectives. This ineffective risk assessment process limited the Company’s ability to identify and remediate the weaknesses in the control activities, as described below.

•
Control activities – The Company did not design and implement effective controls over the consolidation, financial statement reporting, and the monthly close processes, including the lack of effectively designed and implemented controls related to the preparation and review of account reconciliations with appropriate supporting documentation. Specifically, several general ledger account reconciliations were discovered to have unidentified or stale reconciling items. The investigation and resolution of this matter caused the Company to delay its filing of the required Form 10-Q for the three- and nine-months ended September 30, 2023, past its due date.

•
Monitoring activities – The Company’s ongoing evaluation of internal controls failed to detect the issues described above, and as a result limited management’s ability to correct and remediate the internal control issues in a timely manner.

Remediation Plan

In response to the material weaknesses that were identified, the Company has hired additional senior personnel with relevant experience and training in finance and accounting that will be able to assist the Company with appropriately assessing the risks of the Company and designing, implementing, and monitoring a system of internal control over financial reporting to address those risks. Related to the control over account reconciliations, the Company engaged a third-party firm to assist with reviewing general ledger account reconciliations to identify the population of account balance differences that were in need of correction. Such corrections have been made to the consolidated financial statements. Going forward, the Company’s controls over general ledger account reconciliations will be strengthened to require the use of a reconciliation checklist, with a formal signoff by the preparer and reviewer on each reconciliation, as well as by a separate member of management as evidence that every account reconciliation was reviewed each month. In addition, the Company will also request that its internal audit firm perform additional testing on the enhanced controls over general ledger account reconciliation during its audits.

Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weaknesses. Additional time is required to complete the design and test the operating effectiveness of the applicable controls to demonstrate the effectiveness of the remediation efforts. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, as described above, management did implement changes in internal controls over financial reporting during the fourth quarter of 2023 while preparing the interim financial information for the third quarter of 2023, designed to remediate the material weaknesses that were identified.

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

There have been no material changes to the risk factors disclosed under Part I, Item 1A “Risk Factors” in the 2022 Annual Report on Form 10-K, other than the risk factor presented below,

We identified a material weakness in our internal control over financial reporting which, if not remediated appropriately or timely, could affect our ability to record, process, and report financial information accurately, impair our ability to prepare financial statements, negatively affect investor confidence, and cause reputational harm.

Effective internal controls are necessary for the Company to provide reliable and accurate financial reporting and financial statements for external purposes in accordance with generally accepted accounting principles. A failure to maintain effective internal control over financial reporting could lead to violations, unintentional or otherwise, of laws and regulations. As disclosed in Part I, Item 4 "Controls and Procedures," we determined that there is a material weakness in our internal control over financial reporting and as a result, our disclosure controls and procedures and internal control over financial reporting were not effective as of September 30, 2023. While the Company is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness, there can be no assurance that the efforts will fully remediate the material weakness in a timely manner. If the Company is unable to remediate the material weakness, or is otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, the Company’s ability to record, process, and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected. Litigation, government investigations, or regulatory enforcement actions arising out of any such failure or alleged failure could subject us to civil and criminal penalties that could materially and adversely affect the our reputation, financial condition, and operating results. The material weakness, remediation efforts, and any related litigation, government investigations, or regulatory enforcement actions will require management attention and resources and cause us to incur unanticipated costs, and could negatively affect investor confidence in our financial statements, cause us reputational harm, and raise other risks to our operations.

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

Date: May 20, 2024	By:	/s/ Brian Argrett
Brian Argrett
Chief Executive Officer

Date: May 20, 2024	By:	/s/ Brenda J. Battey
Brenda J. Battey
Chief Financial Officer