Form 10-K
period 2023-12-31
BROADWAY FINANCIAL CORP \DE\
filed 2024-05-20
CIK 1001171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Aggregate market value of the voting and non‑voting common stock held by non‑affiliates as of June 30, 2023: $65.4 million.

As of April 30, 2024, 6,033,212 shares of the registrant’s Class A voting common stock, 1,425,574 shares of the registrant’s Class B non-voting common stock and 1,672,562 shares of the registrant’s Class C non‑voting common stock were outstanding.

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

On June 7, 2022, the Company closed a private placement (the “Private Placement”) of shares of the Company’s Senior Non-Cumulative Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), pursuant to a Letter Agreement (collectively with the annexes, exhibits and schedules thereto, including the Securities Purchase Agreement - Standard Terms, the “Purchase Agreement”), dated as of June 7, 2022, with the United States Department of the Treasury (the “Purchaser”). The Purchase Agreement was entered into pursuant to the Purchaser’s Emergency Capital Investment Program.

Pursuant to the Purchase Agreement, the Purchaser acquired an aggregate of 150,000 shares of Series C Preferred Stock, for an aggregate purchase price equal to $150.0 million in cash. The liquidation value of the Series C Preferred Stock is $1,000 per share.

In June 2022, the Company down streamed $75.0 million of the proceeds from the Private Placement to the Bank to enhance capital of the Bank.

Reverse Stock Split

On October 31, 2023, the Company effected a reverse stock split of the Company’s outstanding shares of Class A common stock, Class B common stock, and Class C common stock, par value $0.01 per share, at a ratio of 1-for-8 (the “Reverse Stock Split”). The shares of Class A Common Stock listed on The Nasdaq Capital Market commenced trading on The Nasdaq Capital Market on a post-Reverse Stock Split adjusted basis at the open of business on November 1, 2023.  As a result of the Reverse Stock Split, the number of issued and outstanding shares of common stock immediately prior to the Reverse Stock Split was reduced such that every 8 shares of common stock held by a stockholder immediately prior to the Reverse Stock Split were combined and reclassified into one share of common stock.  All common stock share amounts and per share numbers discussed herein have been retroactively adjusted, as applicable, for the Reverse Stock Split.

Share Repurchase

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

Available Information

Our internet website address is www.cityfirstbank.com. Our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and all amendments to those reports are available on our website as soon as reasonably practicable after we file such material with, or furnish such material to, the Securities and Exchange Commission (the “SEC”) and can be obtained free of charge by sending a written request to Broadway Financial Corporation, 4601 Wilshire Boulevard, Suite 150, Los Angeles, California 90010 Attention: Audrey Phillips.  The SEC also maintains an internet site at www.sec.gov that contains reports, proxy and information statements, and other information filed electronically by us with the SEC.

Business Overview

The Company is headquartered in Los Angeles, California and our principal business is the operation of our wholly‑owned subsidiary, City First, which has three offices: two in California (in Los Angeles and the nearby city of Inglewood) and one in Washington, D.C. City First’s principal business consists of attracting deposits from the general public in the areas surrounding our branch offices, loan customers, large non-profit entities, local municipalities, and depositors who believe in the Bank’s mission-driven focus. These deposits, together with funds generated from operations and borrowings, primarily in loans secured by residential properties with five or more units (“multi‑family”) and commercial real estate. Our assets also include loans secured by commercial business assets as well as residential properties with one‑to‑four units (“single-family”). In addition, we invest in securities issued by federal government agencies, residential mortgage‑backed securities and other investments.

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

Lending Activities

General

Our loan portfolio is comprised primarily of mortgage loans which are secured by multi‑family residential properties, single-family residential properties and commercial real estate, including charter schools, community facilities, and churches. The remainder of the loan portfolio consists of commercial business loans, loans guaranteed by the Small Business Administration (the “SBA”) and construction-to-permanent loans. At December 31, 2023, our net loan portfolio totaled $880.5 million, or 64.0% of total assets.

We emphasize the origination of adjustable‑rate loans, most of which are hybrid loans (loans having an initial fixed rate period which are initially 5 years, followed by an adjustable rate period), for our portfolio of loans held for investment. We originate these loans in order to maintain a high percentage of loans that have provisions for periodic repricing, thereby reducing our exposure to interest rate risk. At December 31, 2023, more than 82% of our loans had adjustable rate features. However, most of our adjustable rate loans behave like fixed rate loans for periods of time because the loans may still be in their initial fixed‑rate period or may be subject to interest rate floors.

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

The following table details the composition of our portfolio of loans held for investment by type, dollar amount and percentage of loan portfolio at the dates indicated:

	December 31,
	2023		2022		2021		2020		2019
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Single-family	$24,702	2.79%	$30,038	3.89%	$45,372	6.96%	$48,217	13.32%	$72,883	18.23%
Multi‑family	561,447	63.33%	502,141	65.08%	393,704	60.36%	272,387	75.24%	287,378	71.90%
Commercial real estate	119,436	13.47%	114,574	14.85%	93,193	14.29%	24,289	6.71%	14,728	3.68%
Church	12,717	1.43%	15,780	2.04%	22,503	3.45%	16,658	4.60%	21,301	5.33%
Construction	89,887	10.14%	40,703	5.27%	32,072	4.92%	429	0.11%	3,128	0.78%
Commercial	63,450	7.16%	64,841	8.40%	46,539	7.13%	57	0.02%	262	0.07%
SBA Loans	14,954	1.68%	3,601	0.47%	2.89	2.89%	–	–%	–	–%
Consumer	13	–%	11	–%	-	–%	7	-%	21	0.01%
Gross loans	886,606	100.00%	771,689	100.00%	652,220	100.00%	362,044	100.00%	399,701	100.00%
Plus:
Premiums on loans purchased	32		35		58		88		171
Deferred loan costs, net	1,940		1,723		1,471		1,218		1,211
Less:
Credit and interest marks on purchased loans, net	772		1,010		1,842		–		–
Unamortized discounts	1		3		3		6		54
Allowance for credit/loan losses	7,348		4,388		3,391		3,215		3,182
Total loans held for investment	$880,457		$768,046		$648,513		$360,129		$397,847

The following table presents loan categories by maturity for the period indicated. Actual repayments historically have, and will likely in the future, differ significantly from contractual maturities because individual borrowers generally have the right to prepay loans, with or without prepayment penalties.

	December 31, 2023
	One Year or Less	More Than One Year to Five Years	More Than Five Years to 15 Years	More Than 15 Years	Total

	(Dollars in thousands)
Loans receivable held for investment:
Single-family	$3,342	$8,623	$2,778	$9,959	$24,702
Multi-family	15,216	12,829	8,253	525,149	561,447
Commercial real estate	8,107	66,331	35,608	9,390	119,436
Church	4,113	3,934	4,670	–	12,717
Construction	26,299	37,082	26,506	–	89,887
Commercial - other	27,703	26,659	6,707	2,381	63,450
SBA loans	16	3,020	109	11,809	14,954
Consumer	13	–	–	–	13
	$84,809	$158,478	$84,631	$558,688	$886,606

Loans maturities after one year with:
Fixed rates
Single-family		$8,137	$1,686	$6,085	$15,908
Multi-family		8,831	4,223	–	13,054
Commercial real estate		59,736	22,864	–	82,600
Church		2,441	–	–	2,441
Construction		10,458	22,573	–	33,031
Commercial - other		11,659	5,643	180	17,482
SBA loans		2,453	–	–	2,453
Consumer		–	–	–	–
		$103,715	$56,989	$6,265	$166,969

Variable rates
Single-family		$486	$1,092	$3,874	$5,452
Multi-family		3,998	4,030	525,149	533,177
Commercial real estate		6,595	12,744	9,390	28,729
Church		1,493	4,670	–	6,163
Construction		26,624	3,933	–	30,557
Commercial - other		15,000	1,064	2,201	18,265
SBA loans		567	109	11,809	12,485
Consumer		–	–	–	–
		$54,763	$27,642	$552,423	$634,828

Total		$158,478	$84,631	$558,688	$801,797

Multi‑Family and Commercial Real Estate Lending

Our primary lending emphasis has been on the origination of loans for multi-family with five or more units. These multi‑family loans amounted to $561.4 million and $502.1 million at December 31, 2023 and 2022, respectively. Multi‑family loans represented 63.33% of our gross loan portfolio at December 31, 2023 compared to 65.08% of our gross loan portfolio at December 31, 2022. Most of our multi‑family loans amortize over 30 years. As of December 31, 2023, our single largest multi‑family credit had an outstanding balance of $11.6 million, was current, and was collateralized by a 53-unit apartment complex in Downey, California. At December 31, 2023, the average balance of a loan in our multi‑family portfolio was $1.3 million.

Our commercial real estate loans amounted to $119.4 million and $114.6 million at December 31, 2023 and 2022, respectively. Commercial real estate loans represented 13.47% and 14.85% of our gross loan portfolios at December 31, 2023 and 2022, respectively. Most commercial real estate loans are originated with principal repayments on a 25- to 30-year amortization schedule but are due in 5 years or 10 years. As of December 31, 2023, our single largest commercial real estate credit had an outstanding principal balance of $10.6 million, was current, and was collateralized by a charter school located in Washington, D.C. At December 31, 2023, the average balance of a loan in our commercial real estate portfolio was $2.0 million.

The interest rates on multi‑family and commercial adjustable-rate mortgage loans (“ARM Loans”) are based on the Secured Overnight Financing Rate (“SOFR”). The interest rates on commercial real estate loans are based on a variety of indices, including two-year Treasury, five-year Treasury, seven-year Treasury and ten-year Treasury and the 5-year FHLB (Federal Home Loan Bank of Atlanta).
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

Multi‑family and commercial real estate loans are generally viewed as exposing the lender to a greater risk of loss than single-family residential loans and typically involve higher loan principal amounts than loans secured by single-family residential real estate. Because payments on loans secured by multi‑family and commercial real properties are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or general economy. Adverse economic conditions in our primary lending market area could result in reduced cash flows on multi‑family and commercial real estate loans, vacancies and reduced rental rates on such properties. We seek to reduce these risks by originating such loans on a selective basis and generally restrict such loans to our general market area. In 2008, Broadway Federal ceased out‑of‑state lending for all types of loans. As a result of the Merger, in 2021 we resumed out-of-state lending on a selective basis; however, we currently do not have any loans outstanding that are outside of our market area, which consists of Southern California and the Washington, D.C. area (including parts of Maryland and Virginia).

Certain multi-family loans have adjustable-rate features based on SOFR but are fixed for the first five years. Depending on interest rate trends, some multi-family loans may pay-off during the first five years, while others continue into the adjustable rate phase. The interest rates on loans that continue into the adjustable rate phase are adjusted semi-annually subject to interest rate caps.

Our church loans totaled $12.7 million and $15.8 million at December 31, 2023 and 2022, respectively, which represented 1.43% and 2.04% of our gross loan portfolio at December 31, 2023 and 2022, respectively. Broadway Federal ceased originating church loans in 2010 in Southern California; however, City First originates loans to churches in the Washington, D.C. area as part of its community development mission. As of December 31, 2023, our single largest church loan had an outstanding balance of $2.2 million, was current, and was collateralized by a church building and parcel of land in Baltimore, Maryland. At December 31, 2023, the average balance of a loan in our church loan portfolio was $636 thousand.

Single-Family Mortgage Lending

While we have historically been primarily a multi‑family and commercial real estate lender, we also have purchased or originated loans secured by single-family residential properties, including investor‑owned properties, with maturities of up to 30 years. Single-family loans totaled $24.7 million and $30.0 million at December 31, 2023 and 2022, respectively. Of the single-family residential mortgage loans outstanding at December 31, 2023, more than 23% had adjustable rate features. We did not purchase any single-family loans during 2023 and 2022. Of the $24.7 million of single-family loans at December 31, 2023, $17.7 million are secured by investor‑owned properties.

The interest rates for our single-family ARM Loans are indexed to COFI, SOFR, 12‑MTA and 1‑Yr. CMT. All loans previously indexed to LIBOR were converted to SOFR as of December 31, 2022. We currently offer loans with interest rates that adjust either semi‑annually or semi‑annually upon expiration of an initial three‑ or five‑year fixed rate period. Borrowers are required to make monthly payments under the terms of such loans. Most of our single-family adjustable rate loans behave like fixed rate loans because the loans are still in their initial fixed rate period or are subject to interest rate floors.

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

Construction Lending

Construction loans totaled $89.9 million and $40.7 million at December 31, 2023 and 2022, respectively, and represented 10.14% and 5.27% of our gross loan portfolio at December 31, 2023 and 2022.  We provide loans for the construction of quality, affordable single-family, multi‑family and commercial real estate projects and for land development. We generally make construction and land loans at variable interest rates based upon the applicable Treasury Index plus a margin. Generally, we require a loan‑to‑value ratio not exceeding 75% and a loan‑to‑cost ratio not exceeding 85% on construction loans.

Construction loans involve risks that are different from those for completed project lending because we advance loan funds based upon the security and estimated value at completion of the project under construction. If the borrower defaults on the loan, we may have to advance additional funds to finance the project’s completion before the project can be sold. Moreover, construction projects are affected by uncertainties inherent in estimating construction costs, potential delays in construction schedules due to supply chain or other issues, market demand and the accuracy of estimates of the value of the completed project considered in the loan approval process. In addition, construction projects can be risky as they transition to completion and lease‑up. Tenants who may have been interested in leasing a unit or apartment may not be able to afford the space when the building is completed, or may fail to lease the space for other reasons such as more attractive terms offered by competing lessors, making it difficult for the building to generate enough cash flow for the owner to obtain permanent financing. We specialize in the origination of construction loans for affordable housing developments where rents are subsidized by housing authority agencies. During 2023, we originated $40.0 million of construction loans, compared to $29.6 million of construction loan originations during 2022.

Commercial Lending

Our commercial lending portfolio consists of loans and lending activities to businesses in our market area that are secured by business assets including inventory, receivables, machinery, and equipment. As of December 31, 2023 and 2022, non-real estate commercial loans totaled $63.5 million and $64.8 million, respectively. Commercial loans represented 7.16% of our loan portfolio as of December 31, 2023. For the year ended December 31, 2023, we originated $43.3 million of commercial loans. As of December 31, 2023, our single largest commercial loan had an outstanding balance of $15.0 million. At December 31, 2023, the average balance of a loan in our non-real estate commercial loan portfolio was $2.0 million.

The risks related to commercial loans differ from loans secured by real estate and relate to the ability of borrowers to successfully operate their businesses and the difference between expected and actual cash flows of the borrowers. In addition, the recoverability of our investment in these loans is also dependent on other factors primarily dictated by the type of collateral securing these loans. The fair value of the collateral securing these loans may fluctuate as market conditions change. In the case of loans secured by accounts receivable, the recovery of our investment is dependent upon the borrower’s ability to collect amounts due from customers.

SBA Guaranteed Loans

City First is an approved SBA lender. We originate loans in Washington, D.C, Maryland, and Virginia under the SBA’s 7(a), SBA Express, International Trade and 504(a) loan programs, in conformity with SBA underwriting and documentation standards. SBA loans are similar to commercial business loans but have additional credit enhancement provided by the U.S. Federal Government with guarantees between 50-85%. Certain loans classified as SBA are secured by commercial real estate property. All other SBA loans are secured by business assets. As of December 31, 2023 and 2022, SBA loans totaled $15.0 million and $3.6 million, respectively. Our December 31, 2023 SBA loans included $2.5 million of loans issued under the Paycheck Protection Program (“PPP”) loans. PPP loans have terms of two to five years and earn interest at 1%. PPP loans are fully guaranteed by the SBA and have virtually no risk of loss. The Bank expects the vast majority of the PPP loans to be fully forgiven by the SBA. SBA loans totaled 1.68% of our total loan portfolio as of December 31, 2023.

Loan Originations, Purchases and Sales

The following table summarizes loan originations, purchases, sales, and principal repayments for the periods indicated:

	2023	2022	2021
	(In thousands)
Gross loans: (1)
Beginning balance	$771,689	$652,220	$362,044
Loans acquired in the Merger	–	–	225,885
Loans originated:
Multi‑family	78,873	141,625	167,097
Commercial real estate	28,282	75,302	43,567
PPP Loans	–	–	26,497
Construction	39,950	29,628	24,884
Commercial	15,000	26,877	4,942
Total loans originated	162,105	273,432	266,987
Less:
Principal repayments	47,188	153,963	202,696
Sales of loans	–	–	–
Ending balance	$886,606	$771,689	$652,220

(1)	Amount is before deferred origination costs, purchase premiums and discounts, and the allowance for credit losses.

Loan originations are derived from various sources including our loan personnel, local mortgage brokers, and referrals from customers. More than 85% of multi-family loan originations during 2023, 2022 and 2021 were sourced from wholesale loan brokers. All commercial real estate loans, construction loans, commercial loans and SBA loans were derived from our loan personnel, except that we partner with a third-party certified development company to originate and underwrite certain SBA 504 loans. No single-family or consumer loans were originated during the last three years. For all loans that we originate, upon receipt of a loan application from a prospective borrower, a credit report is ordered, and certain other information is verified by an independent credit agency. If necessary, additional financial information is requested. An appraisal of the real estate intended to secure the proposed loan is required to be performed by an independent licensed or certified appraiser designated and approved by us. The Bank’s Board of Directors (the “Board”) annually reviews our appraisal policy. Management reviews annually the qualifications and performance of independent appraisers that we use.

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

From time to time, we purchase loans originated by other institutions based upon our investment needs and market opportunities. The determination to purchase specific loans or pools of loans is subject to our underwriting policies, which consider, among other factors, the financial condition of the borrowers, the location of the underlying collateral properties and the appraised value of the collateral properties. We did not purchase any loans during the years ended December 31, 2023, 2022 or 2021.

During 2023 and 2022, we did not originate or sell any loans that were classified as held for sale.

Asset Quality

General

The underlying credit quality of our loan portfolio is dependent primarily on each borrower’s ability to continue to make required loan payments and, in the event a borrower is unable to continue to do so, the value of the collateral securing the loan, if any. A borrower’s ability to pay, in the case of single-family residential loans and consumer loans, typically is dependent primarily on employment and other sources of income. Multi‑family and commercial real estate loan borrowers’ ability to pay is typically dependent on the cash flow generated by the property, which in turn is impacted by general economic conditions. Commercial business and SBA loan borrowers’ ability to pay is typically dependent on the successful operation of their businesses or their ability to collect amounts due from their customers. Other factors, such as unanticipated expenditures or changes in the financial markets, may also impact a borrower’s ability to make loan payments. Collateral values, particularly real estate values, are also impacted by a variety of factors, including general economic conditions, demographics, property maintenance and collection or foreclosure delays.

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

The following table shows our loan delinquencies by type and amount at the dates indicated:

	December 31, 2023				December 31, 2022				December 31, 2021
	Loans delinquent				Loans delinquent				Loans delinquent
	60-89 Days		90 days or more		60-89 Days		90 days or more		60-89 Days		90 days or more
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Commercial real estate	–	$–	–	$–	–	$–	–	$–	1	$2,423	–	$–
Multi- family	1	401	–	–	–	–	–	–	–	–	–	–
Total	1	$401	–	$–	–	$–	–	$–	1	$2,423	–	$–
% of Gross Loans		0.05%		–%		-%		–%		0.37%		–%

Non‑Performing Assets

Non‑performing assets (“NPAs”) include non‑accrual loans and real estate owned through foreclosure or deed in lieu of foreclosure (“REO”).  We had no NPAs at December 31, 2023 compared to $144 thousand, or 0.01% of total assets, at December 31, 2022.

Non-accrual loans consist of delinquent loans that are 90 days or more past due and other loans, including loans modified in response to a borrower’s financial difficulty, that do not qualify for accrual status. The $144 thousand decrease in non‑accrual loans during the year ended December 31, 2023 was the result of the payoff of one non-accrual loan.

The following table provides information regarding our non‑performing assets at the dates indicated:

	December 31,
	2023	2022	2021	2020	2019
	(Dollars in thousands)
Non‑accrual loans:
Single-family	$–	$–	$–	$1	$18
Church	–	144	684	786	406
Total non‑accrual loans	–	144	684	787	424
Loans delinquent 90 days or more and still accruing	–	–	–	–	–
Real estate owned acquired through foreclosure	–	–	–	–	–
Total non‑performing assets	$–	$144	$684	$787	$424
Non‑accrual loans as a percentage of gross loans, including loans receivable held for sale	-%	0.02%	0.10%	0.22%	0.11%
Non‑performing assets as a percentage of total assets	-%	0.01%	0.06%	0.16%	0.10%

There were no accrual loans that were contractually past due by 90 days or more at December 31, 2023 or 2022. We had no commitments to lend additional funds to borrowers whose loans were on non‑accrual status at December 31, 2023.

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

The following table provides information regarding our criticized loans (Watch and Special Mention) and classified assets (Substandard) at the dates indicated:

	December 31, 2023	December 31, 2022
	(Dollars in thousands)
Watch loans	$124,208	$65,717
Special mention loans	5,841	16,590
Total criticized loans	130,049	82,307
Substandard loans	21,684	5,750
Total classified assets	21,684	5,750
Total	$151,733	$88,057

Criticized assets increased to $130.0 million at December 31, 2023, from $82.3 million at December 31, 2022. City First has historically classified all newly originated construction loans as Watch loans until a history of loan performance can be established or until the construction project is complete, which is the main driver for the increase in total criticized loans of $47.7 million during 2023.  In addition, certain loans were downgraded as part of the internal review process, which also caused the increase in substandard loans of $15.9 million.

Allowance for Credit Losses

In originating loans, we recognize that losses may be experienced on loans and that the risk of loss may vary as a result of many factors, including the type of loan being made, the creditworthiness of the borrower, general economic conditions and, in the case of a secured loan, the quality of the collateral for the loan. Effective January 1, 2023, the Company accounts for the ACL on loans in accordance with ASC 326. ASC 326 requires the Company to recognize estimates for lifetime losses on loans and off-balance sheet loan commitments at the time of origination or acquisition. The recognition of losses at origination or acquisition represents the Company’s best estimate of the lifetime expected credit loss associated with a loan, given the facts and circumstances associated with the particular loan, and involves the use of significant management judgment and estimates, which are subject to change based on management’s on-going assessment of the credit quality of the loan portfolio and changes in economic forecasts used in the model. The Company uses the weighted-average remaining maturity (“WARM”) method when determining estimates for the ACL for each of its portfolio segments. The weighted average remaining life, including the effect of estimated prepayments, is calculated for each loan pool on a quarterly basis. The Company then estimates a loss rate for each pool using both its own historical loss experience and the historical losses of a group of peer institutions during the period from 2004 through the most recent quarter.

The Company’s ACL model also includes adjustments for qualitative factors, where appropriate. Qualitative adjustments may include, but are not limited to, factors such as: (i) changes in lending policies and procedures, including changes in underwriting standards and collections, charge offs, and recovery practices; (ii) changes in international, national, regional, and local conditions; (iii) changes in the nature and volume of the portfolio and terms of loans; (iv) changes in the experience, depth, and ability of lending management; (v) changes in the volume and severity of past due loans and other similar conditions; (vi) changes in the quality of the organization’s loan review system; (vii) changes in the value of underlying collateral for collateral dependent loans; (viii) the existence and effect of any concentrations of credit and changes in the levels of such concentrations; and (ix) the effect of other external factors (i.e., competition, legal and regulatory requirements) on the level of estimated credit losses. These qualitative factors incorporate the concept of reasonable and supportable forecasts, as required by ASC 326.

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

Real Estate: Single-Family – Subject to adverse employment conditions in the local economy leading to increased default rate, decreased market values from oversupply in a geographic area and incremental rate increases on adjustable-rate mortgages which may impact the ability of borrowers to maintain payments.

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

Real Estate: Construction – Subject to adverse conditions in the local economy, which may lead to reduced demand for new commercial, multi‑family, or single-family buildings or reduced lease or sale opportunities once the building is complete.

Commercial and SBA Loans – Subject to industry and economic conditions including decreases in product demand.

Consumer – Subject to adverse employment conditions in the local economy, which may lead to higher default rates.

We determined that an ACL of $7.3 million, or 0.84% of net loans held for investment, was appropriate at December 31, 2023, compared to the allowance for loan and lease losses “ALLL”) of $4.4 million, or 0.57% of loans held for investment at December 31, 2022.

Prior to the Company’s adoption of ASC 326 on January 1, 2023, the Company maintained an ALLL in accordance with ASC 310 and ASC 450 that covered estimated credit losses on individually evaluated loans that were determined to be impaired, as well as estimated probable incurred losses inherent in the remainder of the loan portfolio.

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

A federally chartered bank’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OCC. The OCC, in conjunction with the other federal banking agencies, provides guidance for financial institutions on the responsibilities of management for the assessment and establishment of adequate valuation allowances, as well as guidance for banking agency examiners to use in determining the adequacy of valuation allowances. It is required that all institutions have effective systems and controls to identify, monitor and address asset quality problems, analyze all significant factors that affect the collectability of the portfolio in a reasonable manner and establish acceptable allowance evaluation processes that meet the objectives of the guidelines issued by federal regulatory agencies. While we believe that the ACL has been established and maintained at adequate levels, future adjustments may be necessary if economic or other conditions differ materially from the conditions on which we based our estimates at December 31, 2023. In addition, there can be no assurance that the OCC or other regulators, as a result of reviewing our loan portfolio and/or allowance, will not require us to materially increase our ACL, thereby affecting our financial condition and earnings.

The following table details our allocation of the ACL/ALLL to the various categories of loans held for investment and the percentage of loans in each category to total loans at the dates indicated:

	December 31,
	2023		2022		2021		2020		2019
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)
Single-family	$260	2.79%	$109	3.89%	$145	6.96%	$296	13.32%	$312	18.23%
Multi‑family	4,413	63.33%	3,273	65.08%	2,657	60.36%	2,433	75.24%	2,319	71.90%
Commercial real estate	1,094	13.47%	449	14.85%	236	14.29%	222	6.71%	133	3.68%
Church	72	1.43%	65	2.04%	103	3.45%	237	4.60%	362	5.33%
Construction	932	10.14%	313	5.27%	212	4.92%	22	0.11%	48	0.78%
Commercial	529	7.16%	175	8.87%	23	10.02%	4	0.02%	7	0.07%
SBA loans	48	1.68%	–	–%	–	–%	–	–%	–	–%
Consumer	–	–%	4	–%	15	–%	1	–%	1	0.01%
Total allowance for credit losses	$7,348	100.00%	$4,388	100.00%	$3,391	100.00%	$3,215	100.00%	$3,182	100.00%

The following table shows the activity in our ACL/ALLL related to our loans held for investment for the years indicated:

	2023	2022	2021	2020	2019
	(Dollars in thousands)
Allowance balance at beginning of year	$4,388	$3,391	$3,215	$3,182	$2,929
Charge‑offs:
Single-family	–	–	–	–	–
Multi-family	–	–	–	–	–
Commercial real estate	–	–	–	–	–
Church	–	–	–	–	–
Construction	–	–	–	–	–
Commercial	–	–	–	–	–
SBA Loans	–	–	–	–	–
Consumer	–	–	–	–	–
Total charge‑offs	–	–	–	–	–

Recoveries:
Single-family	–	–	–	4	–
Multi-family	109	–	–	–	–
Commercial real estate	107	–	–	–	–
Church	–	–	–	–	260
Construction	–	–	–	–	–
Commercial	–	–	–	–	–
SBA Loans	–	–	–	–	–
Consumer	–	–	–	–	–
Total recoveries	216	–	–	4	260
Impact of CECL adoption	1,809	–	–	–	–
Loan loss provision (recapture)	935	997	176	29	(7)
Allowance balance at end of year	$7,348	$4,388	$3,391	$3,215	$3,182
Net charge‑offs (recoveries) to average loans, excluding loans receivable held for sale	–%	–%	–%	–%	(0.07%)
ACL/ALLL as a percentage of gross loans, excluding loans receivable held for sale (1)	0.83%	0.57%	0.52%	0.88%	0.79%
ACL/ALLL as a percentage of total non‑accrual loans	–%	3,047.22%	495.76%	408.51%	750.47%
ACL/ALLL as a percentage of total non‑performing assets	–%	3,047.22%	495.76%	408.51%	750.47%

(1)
The ACL/ALLL as of December 31, 2023 and 2022 does not include any ACL/ALLL for the remaining balance of loans acquired in the City First Merger, which totaled $126.8 million and $146.3 million, respectively.

Investment Activities

The main objectives of our investment strategy are to provide a source of liquidity for deposit outflows, repayment of our borrowings and funding loan commitments, and to generate a favorable return on investments without incurring undue interest rate or credit risk. Subject to various restrictions, our investment policy generally permits investments in money market instruments such as federal funds sold, certificates of deposit of insured banks and savings institutions, direct obligations of the U.S. Treasury, securities issued by federal and other government agencies and mortgage‑backed securities, mutual funds, municipal obligations, corporate bonds, and marketable equity securities. Mortgage‑backed securities consist principally of securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association which are backed by 30‑year amortizing hybrid ARM Loans, structured with fixed interest rates for periods of three to seven years, after which time the loans convert to one‑year or six‑month adjustable rate mortgage loans. At December 31, 2023, our securities portfolio, consisting primarily of federal agency debt, mortgage‑backed securities, bonds issued by the United States Treasury and the SBA, and municipal bonds, totaled $317.0 million, or 23.0% of total assets.

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

The Company’s assessment of available-for-sale investment securities as of December 31, 2023, indicated that an ACL was not required. The Company analyzed available-for-sale investment securities that were in an unrealized loss position and determined the decline in fair value for those securities was not related to credit, but rather related to changes in interest rates and general market conditions. As such, no ACL was recorded for available-for-sale securities as of December 31, 2023.

The following table sets forth the amortized cost and fair value of available-for-sale securities by type as of the dates indicated. At December 31, 2023, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	At December 31,
	2023		2022		2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Federal agency mortgage-backed securities	$76,091	$66,778	$84,955	$74,169	$70,078	$70,030
Federal agency collateralized mortgage obligations (“CMO”)	24,720	23,339	27,776	26,100	9,391	9,287
Federal agency debt	50,893	47,836	55,687	51,425	38,152	37,988
Municipal bonds	4,833	4,373	4,866	4,197	4,898	4,915
U.S. Treasuries	167,055	163,880	165,997	160,589	18,169	17,951
SBA pools	12,386	10,744	14,048	12,269	16,241	16,225
Total	$335,978	$316,950	$353,329	$328,749	$156,929	$156,396

The table below presents the carrying amount, weighted average yields and contractual maturities of our securities as of December 31, 2023. The table reflects stated final maturities and does not reflect scheduled principal payments or expected payoffs.

	At December 31, 2023
	One year or less		More than one year to five years		More than five years to ten years		More than ten years		Total
	Fair Value	Weighted average yield	Fair Value	Weighted average yield	Fair Value	Weighted average yield	Fair Value	Weighted average yield	Fair Value	Weighted average yield
	(Dollars in thousands)
Available‑for‑sale:
Federal agency mortgage‑backed securities	$4,946	2.84%	$1,115	1.57%	$9,934	1.50%	$50,783	2.54%	$66,778	2.39%
Federal agency CMO	–	–%	564	0.89%	10,574	4.47%	12,201	3.32%	23,339	3.78%
Federal agency debt	8,815	2.82%	34,321	1.83%	4,700	4.47%	–	–%	47,836	2.27%
Municipal bonds	–	–%	2,850	1.60%	–	–%	1,523	1.73%	4,373	1.65%
U.S. Treasuries	88,501	2.94%	75,379	2.59%	–	–%	–	–%	163,880	2.78%
SBA pools	–	–%	70	6.91%	2,070	2.73%	8,604	2.75%	10,744	2.78%
Total	$102,262	2.92%	$114,299	2.32%	$27,278	3.26%	$73,111	2.68%	$316,950	2.68%

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

We participate in a deposit program called the Certificate of Deposit Account Registry Service (“CDARS”). CDARS is a deposit placement service that allows us to place our customers’ funds in FDIC‑insured certificates of deposit at other banks and, at the same time, receive an equal sum of funds from the customers of other banks in the CDARS Network (“CDARS Reciprocal”). These deposits totaled $114.8 million and $74.6 million at December 31, 2023 and 2022, respectively and are not considered to be brokered deposits.

As of December 31, 2023 and 2022, approximately $286.4 million and $212.9 million of our total deposits were not insured by FDIC insurance.

The following table presents the maturity of time deposits as of the dates indicated:

	Three Months or Less	Three to Six Months	Six Months to One Year	Over One Year	Total
	(In thousands)
December 31, 2023
Time deposits of $250,000 or less	$36,931	$26,248	$63,118	$18,202	$144,499
Time deposits of more than $250,000	4,609	3,904	6,895	8,128	23,536
Total	$41,540	$30,152	$70,013	$26,330	$168,035
Not covered by deposit insurance	$3,109	$2,154	$4,395	$6,628	$16,286
December 31, 2022
Time deposits of $250,000 or less	$30,244	$23,155	$49,461	$4,281	$107,141
Time deposits of more than $250,000	27,912	–	–	–	27,912
Total	$58,156	$23,155	$49,461	$4,281	$135,053
Not covered by deposit insurance	$17,913	$–	$–	$–	$17,913

The following table details the maturity periods of our certificates of deposit in amounts of $100 thousand or more at December 31, 2023.

	December 31, 2023
	Amount	Weighted Average Rate
	(Dollars in thousands)
Certificates maturing:
Less than three months	$36,101	2.81%
Three to six months	25,278	2.97%
Six to twelve months	61,475	3.59%
Over twelve months	21,254	2.33%
Total	$144,108	3.10%

The following table presents the distribution of our average deposits for the years indicated and the weighted average interest rates during the year for each category of deposits presented.

	For the Years Ended December 31,
	2023			2022			2021
	Average Balance	Percent of Total	Weighted Average Cost of Funds	Average Balance	Percent of Total	Weighted Average Cost of Funds	Average Balance	Percent of Total	Weighted Average Cost of Funds
	(Dollars in thousands)
Money market deposits	$126,831	21.97%	3.37%	$192,835	26.34%	0.67%	$159,157	24.77%	0.41%
Savings deposits	59,928	10.38%	0.25%	66,033	9.02%	0.09%	67,660	10.53%	0.30%
Interest checking and other demand deposits	236,244	40.92%	0.15%	291,114	39.77%	0.08%	223,003	34.70%	0.05%
Certificates of deposit	154,275	26.73%	1.77%	182,050	24.87%	0.30%	192,795	30.00%	0.37%
Total	$577,278	100.00%	1.30%	$732,032	100.00%	0.29%	$642,615	100.00%	0.26%

Borrowings

We utilize short‑term and long‑term advances from the FHLB as an alternative to retail deposits as a funding source for asset growth. FHLB advances are generally secured by mortgage loans and mortgage‑backed securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. At December 31, 2023, we had $209.3 million in outstanding FHLB advances and had the ability to borrow up to an additional $117.0 million based on available and pledged collateral.

The following table summarizes information concerning our FHLB advances at or for the periods indicated:

	At or For the Years Ended December 31,
	2023	2022	2021
	(Dollars in thousands)
FHLB Advances:
Average balance outstanding during the year	$177,261	$61,593	$100,471
Maximum amount outstanding at any month‑end during the year	$210,242	$128,823	$113,580
Balance outstanding at end of year	$209,319	$128,344	$85,952
Weighted average interest rate at end of year	4.91%	3.74%	1.85%
Average cost of advances during the year	4.70%	1.74%	1.96%
Weighted average maturity (in months)	2	7	22

On December 27, 2023, the Bank borrowed $100 million from the Federal Reserve under the Bank Term Funding Program (“BTFP”), all of which was outstanding as of December 31, 2023. The interest rate on this borrowing is fixed at 4.84% and the borrowing matures on December 29, 2024. Investment securities with a book value of $107.3 million and a fair value of $98.3 million were pledged as collateral for this borrowing as of December 31, 2023. There are no prepayment penalties for early payoff. As the BTFP ended on March 11, 2024, no additional borrowings can be made under the program.

The Bank enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Bank may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Bank to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Bank’s consolidated statements of financial condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. As of December 31, 2023, securities sold under agreements to repurchase totaled $73.5 million at an average rate of 2.60%. These agreements mature on a daily basis. The fair value of securities pledged totaled $89.0 million as of December 31, 2023 and included $47.8 million of U.S. Treasuries, $30.2 million of federal agency debt, and $11.0 million of federal agency mortgage-backed securities. As of December 31, 2022, securities sold under agreements to repurchase totaled $63.5 million at an average rate of 0.38%. The fair value of securities pledged totaled $64.4 million as of December 31, 2022 and included $33.3 million of federal agency debt, $19.2 million of U.S. Treasuries and $11.9 million of federal agency mortgage-backed securities

We participate in and have previously been an “Allocatee” of the New Markets Tax Credit Program of the U.S. Department of the Treasury’s Community Development Financial Institutions Fund. In connection with the New Market Tax Credit activities of the Bank, CFC 45 is a partnership whose members include CFNMA and City First New Markets Fund II, LLC. In December 2015, a national brokerage firm made a $14.0 million non-recourse loan to CFC 45, whereby CFC 45 was the beneficiary of the loan from the brokerage firm and passed the proceeds from that loan through to a Qualified Active Low-Income Community Business (“QALICB”). The loan to the QALICB is secured by a Leasehold Deed of Trust from which the funds for repayment of the loan will be derived. Debt service payments received by CFC 45 from the QALICB are passed through to the brokerage firm, less a servicing fee which is retained by CFC 45.  This note was paid off during January 2024.  The financial statements of CFC 45 are consolidated with those of the Bank and the Company.

Market Area and Competition

The Bank is a Community Development Financial Institution (“CDFI”) and a certified B Corp, offering a variety of financial services to meet the needs of the communities it serves. Our retail banking network includes full-service banking offices, automated teller machines and internet banking capabilities that are available using our website at www.ciytfirstbank.com. We have three banking offices as of December 31, 2023: two in California (in Los Angeles and in the nearby City of Inglewood) and one in Washington, D.C.

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

As of December 31, 2023, we employed 98 full-time employees. Our employees are primarily located in Los Angeles, California and Washington, D.C. in our corporate offices, branches, and operating facilities. We also employ several remote workers who are in various locations throughout the U.S.

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

Our methodology is to provide pay levels and pay opportunities that are internally fair, cost-effective, and externally competitive to market-based salaries. To determine competitive market compensation levels, we use market surveys and economic research to benchmark our positions utilizing salary and compensation data of companies with similar positions, asset size and geographical locations. We annually review our salary structures and grade ranges to keep pace with changes in the marketplace. With the support of third-party experts in this field and within the banking industry, we conduct regular job evaluations to meet changing business needs or when the scope of existing positions or organizational changes occur. Our standard pay practices are designed to honor and adhere to pay equity analysis.

Diversity, Equity, and Inclusion

Our legacy and history matter at City First. We are proud of our expanded 75-year history with the merger with Broadway Federal. Our founders in Los Angeles and Washington, D.C. were local leaders who saw a need in the community for a bank that addressed the lack of access to capital for historically excluded and disinvested urban majority minority communities.

The Merger formed one of the largest Black-led Minority Depository Institutions (“MDI”) in the nation in the midst of a national reawakening to the systemic racial and economic disparities persisting and growing in our society. The Merger maintains the legacy of the constituents and honors the legacy of African American-led MDI’s across the country that were founded to address the unmet financing needs of the community. Our intent, purpose, and execution are grounded in our 75-year history of deep commitment to economic justice through the targeted provision of capital for historically excluded and disinvested urban majority minority communities.

Our ownership, responsibility, and commitment to diversity, equity, and inclusion is reflected in the composition of our workforce, executive leadership team, and board of directors. As of December 31, 2023, more than 80% of the Company’s employees self-identified as minority, approximately 62% of our employees were women, and other diverse groups such as veterans and people with disabilities were also represented.

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

Capital Requirements

The Bank’s capital requirements are administered by the OCC and involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under applicable regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the OCC. Failure to meet capital requirements can result in regulatory action.

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

	Actual		Minimum Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2023:
Community Bank Leverage Ratio	$185,773	14.97%	$111,696	9.00%
December 31, 2022:
Community Bank Leverage Ratio	$181,304	15.75%	$103,591	9.00%

At December 31, 2023, the Company and the Bank met all the capital adequacy requirements to which they were subject. In addition, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred that would materially adversely change the Bank’s capital classifications. From time to time, we may need to raise additional capital to support the Bank’s further growth and to maintain the “well capitalized” status.

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

Consistent with the requirements of the Dodd‑Frank Act, the FDIC adopted its most recent DIF restoration plan in September 2020; that plan is designed to enable the FDIC to achieve the statutorily required reserve ratio of 1.35% by September 30, 2028. The FDIC Board has set the designated reserve ratio for each of the years 2023 and 2022 at 2%. The statute provides that in setting the amount of assessments necessary to meet the designated reserve ratio requirement, the FDIC is required to offset the effect of this provision on insured depository institutions with total consolidated assets of less than $10 billion, so that more of the cost of raising the reserve ratio will be borne by institutions with more than $10 billion in assets. Accordingly, the FDIC has provided assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contribute to growth in the reserve ratio between 1.15% and 1.35%. The FDIC has applied the credits each quarter that the reserve ratio was at least 1.38% to offset the regular deposit insurance assessments of institutions with credits. The Bank did not receive any assessment credits during 2023 or 2022.

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

In October 2018, the OCC provided Broadway Federal with a letter of “no supervisory objection” permitting it to increase the non‑multi-family commercial real estate loan concentration limit to 100% of Tier 1 Capital plus ALLL, including a sublimit of 50% for land/construction loans, which brought the total CRE loan concentration limit to 600% of Tier 1 Capital plus ALLL.

Loans to One Borrower

The Bank is in compliance with the statutory and regulatory limits applicable to loans to any one borrower. As of December 31, 2023, the lending limit for City First is $30.2 million. At December 31, 2023, our largest loan to a single borrower was $15.0 million; that loan was performing in accordance with its terms and was otherwise in compliance with regulatory requirements.

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

City First is also subject to regulatory guidelines establishing standards for safeguarding customer information. The guidelines describe the agencies’ expectations for the creation, implementation, and maintenance of an information security program, which would include administrative, technical, and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to promote the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

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

See Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for a further description of dividend and other capital distribution limitations to which the Company and the Bank are subject.

Tax Matters

Federal Income Taxes

We report our income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations. See Note 14 “Income Taxes” of the Notes to Consolidated Financial Statements for a further description of tax matters applicable to our business.

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

In addition, sustained inflationary pressure led the Federal Reserve to raise interest rates seven times in 2022, and four times in 2023, which increased our interest rate risk. The failure of three regional banks in March 2023 and the resultant negative outlook on the banking sector has created concern regarding the exposure of banks to interest rate risk, and the exposure of banks to unrecognized investment losses due to investments classified as “held to maturity” on the balance sheet. Also, analysts have been monitoring the level of uninsured deposits in banks due to the liquidity risk associated with high levels of uninsured deposits. To the extent such conditions exist or worsen, we could experience adverse effects on our business, financial condition, and results of operations.

Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including hostilities between Russia and Ukraine and the conflict in the Middle East, terrorism, or other geopolitical events.

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
Most of our loan portfolio consists of loans secured by various types of real estate located in Southern California and in Washington, D.C., and surrounding areas. If economic factors cause real estate values in the markets we serve to decline, higher vacancies to occur, or the deterioration of other factors, then the financial condition of the Bank’s borrowers could be harmed, and the collateral for loans will provide less security. In addition, a decline in real estate values in the regions served could result in the Bank experiencing increases in loan delinquencies and defaults, which result in increases in the amounts of nonperforming assets and which would likely cause the Bank to suffer losses.

Our allowance for credit losses may not be adequate to cover actual loan losses.
Our provision for credit losses is based on estimates of expected lifetime credit losses for loans at the time of origination which may not cover actual future credit losses. Management utilizes a variety of inputs in the calculation of its estimate, including historical losses based on peer data, economic conditions and trends, the value and adequacy of collateral, volume and mix of the portfolio, and internal loan processes. We use historical loss data provided by our third-party service provider in the calculation of our ACL which may not approximate our own historical loss data. Our ability to accurately forecast and react to future losses may be impaired by significant uncertainties which could result in loan losses and other exposures that could exceed our allowance. Furthermore, if the models, estimates and assumptions we use to establish our ACL or the judgments we make in extending credit to our borrowers prove inaccurate in predicting future events, the result may also be losses in excess of our ACL. As economic conditions change, we may have to increase our ACL, which could adversely affect our results of operations, earnings, and financial condition.

Changes in interest rates affect profitability.
Changes in prevailing interest rates adversely affect our business. We derive income mainly from the difference or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the wider the spread, the more we will earn. When market rates of interest change, the interest the Bank receives on assets and the interest paid on liabilities will fluctuate. In addition, the timing and rate of change in the interest that the Bank earns on assets do not necessarily match the timing and rate of change in the interest that it must pay on deposits and other interest-bearing liabilities, even though most of the loans have adjustable-rate features. This causes increases or decreases in the spread and can greatly affect income. When the interest rates paid on deposits and borrowings increase faster than the interest rates earned on loans and securities, the Bank’s spread decreases which has a negative impact on profitability. Also, the carrying value of our available-for-sale investment portfolio will continue to decrease due to increases in interest rates. In addition, interest rate fluctuations can affect how much money the Bank may be able to lend and its ability to attract and retain customer deposits, which are an important source of funds for making and holding loans.

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
Our success will depend in part on its ability to retain the talents and dedication of key employees. If key employees unexpectedly terminate their employment, our business activities may be adversely affected and management’s attention may be diverted from successfully integrating operating our business to hiring suitable replacements, which may cause our business to suffer. In addition, we may not be able to identify or recruit suitable replacements in a timely manner if at all for any key employees who leave the Company.

General Risk Factors

We identified a material weakness in our internal control over financial reporting which, if not remediated appropriately or timely, could affect our ability to record, process, and report financial information accurately, impair our ability to prepare financial statements, negatively affect investor confidence, and cause reputational harm.

Effective internal controls are necessary for the Company to provide reliable and accurate financial reporting and financial statements for external purposes in accordance with generally accepted accounting principles. A failure to maintain effective internal control over financial reporting could lead to violations, unintentional or otherwise, of laws and regulations. As disclosed in Part I, Item 4 “Controls and Procedures,” of our Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2023, we determined that there is a material weakness in our internal control over financial reporting and as a result, our disclosure controls and procedures and internal control over financial reporting were not effective as of September 30, 2023. While the Company is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness, there can be no assurance that the efforts will fully remediate the material weakness in a timely manner. If the Company is unable to remediate the material weakness, or is otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, the Company’s ability to record, process, and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected. Litigation, government investigations, or regulatory enforcement actions arising out of any such failure or alleged failure could subject us to civil and criminal penalties that could materially and adversely affect our reputation, financial condition, and operating results. The material weakness, remediation efforts, and any related litigation, government investigations, or regulatory enforcement actions will require management attention and resources and cause us to incur unanticipated costs, and could negatively affect investor confidence in our financial statements, cause us reputational harm, and raise other risks to our operations.

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

Our information technology systems and of our third-party service providers may be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. We likely will expend additional resources to protect against the threat of such cybersecurity incident, or to alleviate problems caused by such cybersecurity incident. However, there can be no certainty that these measures will be sufficient in safeguarding against any such threats. Security breaches and viruses potentially exposing sensitive data, including our proprietary business information and that of our customers, suppliers and business partners, as well as personally identifiable information about our customers and employees, could expose us to claims, regulatory scrutiny, litigation costs and other possible liabilities and reputational harm. Further, there can be no assurance that our insurance coverage will be sufficient to cover any losses that may result from a cybersecurity incident or breach of our systems.

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

The markets in which we operate are susceptible to natural disasters, including earthquakes, fires, drought, flooding, extreme heat, and other severe weather or catastrophic events, any of which could result in a disruption of our operations and increases in loan losses.
A significant portion of our business is generated from markets that have been, and will continue to be, susceptible to damage by earthquakes, fires, drought, major seasonal flooding, and other severe weather or catastrophic events. In addition, natural disasters and other adverse external events can disrupt our operations, cause widespread property damage, and severely depress the local economies in which we operate. The value of real estate or other collateral that secures our loans could be materially and adversely affected by a disaster, resulting in decreased revenue and loan losses that could have a material adverse effect on our business, financial condition or results of operations. If the economies in our primary markets experience an overall decline as a result of a natural disaster, severe weather, or other catastrophic event, demand for loans and our other products and services could be reduced. In addition, the rates of delinquencies, foreclosures, bankruptcies, and loan losses may increase substantially, as uninsured property losses or sustained job interruption or loss may materially impair the ability of borrowers to repay their loans.

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
Unlike traditional corporations, which have a fiduciary duty to focus primarily on maximizing stockholder value, directors of the Company (as a public benefit corporation) have a fiduciary duty to consider not only our stockholders’ interests, but also the Company’s specific public benefit purposes and the interests of other stakeholder constituencies and to balance those interests in making business decisions. As a result, actions we take that we believe to be in the best interests of those stakeholders and to help achieve our specific benefit purposes do not always fully align with our stockholder’s pecuniary interests. While we intend our status as a public benefit corporation to provide an overall net benefit to the Company, our customers, employees, community, and stockholders, this could result in actions or decisions that may not maximize the income generated from our business. In addition, our pursuit of longer-term or non-pecuniary benefits may not materialize within the timeframe we expect or at all. Accordingly, our corporate form as a public benefit corporation and compliance with the related obligations can have an adverse effect on our financial condition, results of operations, assets or business.

Furthermore, as a public benefit corporation, we may be less attractive as a takeover target than a traditional company would be and, therefore, our stockholders’ ability to realize their investment through an acquisition may be reduced. Public benefit corporations may also not be attractive targets for activists or hedge fund investors because directors are required to balance our stockholders’ pecuniary interests, the best interests of those materially affected by our Company’s conduct, and the public benefit or benefits identified by the Company’s certificate of incorporation, and stockholders committed to the public benefit can bring a suit to enforce this balancing requirement. Further, because the board of directors of a public benefit corporation considers additional constituencies rather than just maximizing stockholder value, Delaware public benefit corporation law could make it easier for a board to reject a hostile bid, even if the takeover would provide the greatest short-term financial gain to stockholders.

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
While directors of traditional corporations are required to make decisions they believe to be in the best interests of their stockholders, directors of a public benefit corporation have a fiduciary duty to consider not only the stockholders’ interests, but also the company’s specific public benefit purposes and the interests of other stakeholder constituencies. Under Delaware law, directors are shielded from liability for breach of their fiduciary duties if they make informed and disinterested decisions that serve a rational purpose. Unlike traditional corporations which must focus exclusively on stockholder value, as a public benefit corporation, our directors are not merely permitted, but obligated, to consider, in addition to the interests of stockholders, the Company’s specific public benefit purposes and the interests of other stakeholder constituencies in making business decisions. In the event of a conflict between the interests of our stockholders and the specific public benefit purposes, we have a commitment to consider the interests of other stakeholder constituencies, and therefore, our directors are obligated to balance those interests, and are deemed to have satisfied their fiduciary duties as long as their decisions are informed and disinterested and are not decisions that no person of ordinary, sound judgment would approve. As a result, there is no certainty that a conflict would be resolved in favor of our stockholders, which could have a material adverse effect on our financial condition, results of operations, assets or business.

As a Delaware public benefit corporation, we may be subject to increased derivative litigation concerning our duty to balance stockholder and public benefit interests, the occurrence of which may have an adverse impact on its financial condition and results of operations.
Stockholders of a Delaware public benefit corporation (if they, individually or collectively, own at least two percent of the company’s outstanding shares or, in the case of a corporation with shares listed on a national securities exchange, the lesser of such percentage or shares with a market value of at least $2 million as of the date the action is filed) are entitled to file a lawsuit (individual, derivative, or any other type of action) claiming the directors failed to balance stockholder and public benefit interests. This potential claim does not exist for traditional corporations. Therefore, we are subject to the possibility of increased derivative litigation, which would require the attention of our management, and, as a result, may adversely impact management’s ability to effectively execute our strategy. Additionally, such derivative litigation may be costly, which may have an adverse impact on our financial condition, results of operations, assets, or business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.	CYBERSECURITY

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

The security and maintenance of our information technology systems is important to our operations and business strategy.  To this end, we have implemented processes designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein.  These processes are managed and monitored by a dedicated information technology team, which is led by our Chief Information Security Officer, and includes mechanisms, controls, technologies, systems, and other processes designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data and to maintain a stable information technology environment.  For example, we conduct penetration and vulnerability tests, data recovery tests, security audits, and ongoing risk assessments, including due diligence on our key technology vendors, contractors, and suppliers. We conduct regular employee training on cybersecurity and information security, among other topics.  In addition, we consult with outside advisors and experts, when appropriate, on a regular basis to assist with assessing, identifying, and managing cybersecurity risks, including anticipated future threats and trends, and their estimated impact on the Company’s risk environment.

Our Chief Information Security Officer, who reports to the Chief Operating Officer, has over 27 years of experience managing information technology and cybersecurity matters and is experienced in cloud, infrastructure management, business operations, and cybersecurity, and, together with our Information Technology Steering Committee, is responsible for assessing and managing cybersecurity risks.  We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework.  We have not identified risks from known cybersecurity threats, including as a result of prior cybersecurity incidents, that have materially affected us, and we face ongoing cybersecurity risks threats that, if realized, are reasonably likely to materially affect us.  Additional information on cybersecurity risks we face is discussed in Part I, Item 1A “Risk Factors.” under the heading “Systems failures, interruptions and cybersecurity breaches in our information technology and telecommunications systems and of third-party service providers could have a material adverse effect on us.”

The Board of Directors, as a whole and at the committee level, has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage, and mitigate cybersecurity risks. The Risk and Compliance Committee is a board-level committee designated by our board to oversee cybersecurity risks. The Risk and Compliance Committee receives updates on cybersecurity matters at least quarterly, and our processes require ad hoc updates within two days of a breach as part of the Bank’s cybersecurity risk management strategy designed to protect the information and assets that are critical to our business.  The full Board of Directors receives an Annual Report from the Chief Information Security Officer on the Bank’s Information Technology Systems, including cybersecurity risk.

ITEM 2.	PROPERTIES

We conduct our business through two administrative offices, one in Washington, D.C. and one in Los Angeles, California. We have three branch offices, one in Washington, D.C., one in Los Angeles, California, and one in Inglewood, California. Our loan service operation is also conducted from our Inglewood, California branch. There are no mortgages, material liens or encumbrances against any of our owned properties. We believe that all the properties are adequately covered by insurance, and that our facilities are adequate to meet our present needs.

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

The closing sale price for our common stock on the Nasdaq Capital Market on April 30, 2024 was $4.96 per share. As of April 25, 2024, we had 5,805 stockholders of record. As of April 30, 2024, we had 6,033,212 shares of Class A voting common stock outstanding, 1,425,574 shares of Class B non‑voting common stock outstanding and 1,672,562 shares of Class C non-voting stock outstanding. Our non‑voting common stock (Class B and Class C) is not listed for trading on the Nasdaq Capital Market, but our Class C stock is convertible into our voting common stock in connection with certain sale or other transfer transactions.

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

On October 31, 2023, the Company effected a reverse stock split of the Company’s outstanding shares of Class A common stock, Class B common stock, and Class C common stock, par value $0.01 per share, at a ratio of 1-for-8 (the “Reverse Stock Split”). The shares of Class A Common Stock listed on The Nasdaq Capital Market commenced trading on The Nasdaq Capital Market on a post- Reverse Stock Split adjusted basis at the open of business on November 1, 2023. As a result of the Reverse Stock Split, the number of issued and outstanding shares of common stock immediately prior to the Reverse Stock Split was reduced such that every 8 shares of common stock held by a stockholder immediately prior to the Reverse Stock Split were combined and reclassified into one share of common stock. All common stock share amounts and per share numbers discussed herein have been retroactively adjusted, as applicable, for the Reverse Stock Split.

Unregistered Sales of Equity Securities

None.

Repurchases of Equity Securities

Period	(a) Total number of share purchased(1)		(b) Average price paid per share(1)		(c) Total number of share purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) or shares that may yet be purchased under the plans or programs
October 2023	244,771	(2)	$7.2760	(2)	—	—
November 2023	—		—		—	—
December 2023	—		—		—	—
Total	244,771		$7.2760		—	—
(1)          Share and per share amounts have been retroactively adjusted, as applicable, for the 1-for-8 reverse stock split effective November 1, 2023.
(2)          On October 31, 2023 the Company purchased 244,771 shares of its Class A (voting) Common Stock (adjusted for the 1-for-8 reverse stock split effective November 1, 2023) from the Federal Deposit Insurance Corporation (“FDIC”), which obtained the shares when it was appointed receiver for First Republic Bank upon its closure earlier in 2023. The purchased shares represented just under 4.0% of the Company’s total voting shares prior to the purchase, and over 2.6% of the Company’s total common equity. The Company purchased the shares at a price of $7.2760 per share (adjusted for the 1-for-8 reverse stock split effective November 1, 2023), which represented the 20-day volume weighted average price for the Class A shares over the period ended October 24, 2023. The purchase was financed from cash on hand and the shares were retired.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued under equity compensation plans as of December 31, 2023.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2008 Long Term Incentive Plan	–	$–	–
2018 Long Term Incentive Plan	31,250	12.96	449,871
Equity compensation plans not approved by security holders:
None	–	–	–
Total	31,250	$12.96	449,871

On June 21, 2023, the Company issued 92,720 shares of restricted stock to its officers and employees under the Amended and Restated 2018 Long-Term Incentive Plan (“LTIP”), of which 11,237 shares have been forfeited as of December 31, 2023. Each restricted stock award was valued based on the fair value of the stock on the date of the award. These awarded shares of restricted stock fully vest over periods ranging from 36 months to 60 months from their respective dates of grant. Stock-based compensation is recognized on a straight-line basis over the vesting period. During the year ended December 31, 2023, the Company recorded $104 thousand of stock-based compensation expense related to these restricted stock awards.

In February 2023 and 2022, the Company awarded 9,230 and 5,898 shares of common stock, respectively, to its directors under the LTIP, which are fully vested. The Company recorded $95 thousand and $84 thousand of compensation expense in the years ended December 31, 2023 and December 31, 2022, respectively, based on the fair value of the stock on the date of the award.

In March 2022, the Company issued 61,908 shares of restricted stock to its officers and employees under the LTIP, of which 17,012 shares have been forfeited as of December 31, 2023. Each restricted stock award was valued based on the fair value of the stock on the date of the award. These awarded shares of restricted stock fully vest over periods ranging from 36 months to 60 months from their respective dates of grant. Stock-based compensation is recognized on a straight-line basis over the vesting period.  During 2023 and 2022, the Company recorded $139 thousand and $133 thousand of stock-based compensation expense related to shares awarded to employees.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Total assets increased by $191.1 million to $1.4 billion at December 31, 2023, compared to $1.2 billion at December 31, 2022, primarily due to growth in net loans of $112.4 million and growth in interest-bearing deposits in other banks of $91.1 million, partially offset by a decrease of $12.0 million in investment securities available-for-sale.

Total liabilities increased by $188.7 million to $1.1 billion at December 31, 2023 from $904.6 million at December 31, 2022. The increase in total liabilities during 2023 resulted primarily from increases in borrowings of $100.0 million from the Bank Fund Term Program, as well as increases of $81.0 million in FHLB advances and $10.0 million in securities sold under agreements to repurchase, offset by a net $4.3 million decrease in total deposits.

We recorded net income of $4.5 million for the year ended December 31, 2023 or $0.51 per share compared to net income of $5.6 million or $0.62 per share for the year ended December 31, 2022.  The $1.6 million decrease in pretax net income during the year ended December 31, 2023 compared to the prior year was primarily due to a decline in net interest income of $3.4 million and an increase in non-interest expense of $2.4 million, which were primarily offset by an increase in grant income of $4.2 million.

The following table summarizes the return on average assets, the return on average equity and the average equity to average assets ratios for the periods indicated:

	For the Years Ended December 31,
	2023	2022	2021
Return on average assets	0.37%	0.52%	(0.54)%
Return on average equity	1.62%	2.19%	(4.46)%
Average equity to average assets	22.60%	23.60%	11.54%

Comparison of Operating Results for the Years Ended December 31, 2023 and 2022

General

Our most significant source of income is net interest income, which is the difference between our interest income and our interest expense. Generally, interest income is generated from our loans and investments (interest earning assets) and interest expense is incurred from deposits and borrowings (interest-bearing liabilities). Typically, our results of operations are also affected by our provision for credit losses, non-interest income generated from service charges and fees on loan and deposit accounts, gains or losses on the sale of loans and REO, non-interest expenses, and income taxes.

Net Interest Income

For the year ended December 31, 2023, net interest income before provision for credit losses decreased by $3.4 million, or 10.3%, to $29.5 million, compared to $32.9 million for the year ended December 31, 2022. The decrease resulted from higher interest expense, primarily due to an increase in the cost of borrowings and deposits.

Interest income and fees on loans receivable increased by $8.4 million during the year ended December 31, 2023, compared to the year ended December 31, 2022. This increase was primarily due to an increase of $134.0 million in the average balance of loans receivable which increased interest income by $6.0 million. In addition, there was an increase in the average loan yield from 4.26% for the year ended December 31, 2022, to 4.59% for the year ended December 31, 2023, which increased interest income by $2.4 million.

Interest income on securities increased by $3.1 million to $8.7 million for the year ended December 31, 2023, compared to $5.6 million for the year ended December 31, 2022. The increase in interest income on securities primarily resulted from an increase of $70.5 million in the average balance of securities, which increased interest income by $1.8 million. In addition, we had an increase of 47 basis points in the average interest yield earned on investment securities during 2023, which reflected the rising interest rate environment and increased interest income by $1.3 million.

Other interest income decreased by $0.6 million in 2023, compared to the same period in 2022, primarily due to a decrease of $133.5 million in the average balances of interest-earning deposits which was partially offset by a 2.95% increase in the average yield on interest-earning deposits during the year ended December 31, 2023, compared to the year ended December 31, 2022. The Company also recorded $551 thousand in higher interest income on regulatory stock during 2023, primarily due to an $8.1 million increase in average balances of FRB & FHLB stock.

Interest expense on deposits increased by $5.4 million during calendar 2023, compared to calendar 2022, due to an increase of 99 basis points in the average cost of deposits. The average cost of deposits increased to 1.30% for 2023, compared to 0.31% for 2022, which increased interest expense by $6.1 million. This increase was offset by a decrease of $104.1 million in the average balance of deposits, which decreased interest expense by $684 thousand.

Interest expense on borrowings increased by $8.9 million to $10.3 million during the year ended December 31, 2023, compared to $1.3 million during the year ended December 31, 2022. The increase was primarily due to an increase in the average balance of outstanding FHLB advances of $115.7 million, which increased interest expense by $3.8 million, and a 296 basis point increase in the average rate paid on FHLB advances which increased interest expense by $3.5 million. Further, an increase in the average rate paid on securities sold under agreements to repurchase of 229 basis points compared to the prior year increased interest expense by $1.7 million.

The net interest margin decreased to 2.55% for the year ended 2023 from 3.05% for the year ended 2022, primarily due to the average cost of funds increasing to 2.15% for the year ended 2023 from 0.42% for the year ended 2022 due to rate increases by the Federal Reserve.  This increase was partially offset by an improvement of 72 basis points in the average yield earned on average interest-earning assets.

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

	For the Years Ended December 31,
	2023			2022				2021
(Dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest		Average Yield/ Cost	Average Balance	Interest		Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits	$14,013	$573	4.09%	$147,482	$1,677		1.14%	$203,493	$302		0.15%
Securities	322,764	8,697	2.69%	252,285	5,596		2.22%	121,623	1,396		1.15%
Loans receivable (1)	808,850	37,143	4.59%	674,837	28,732	(2)	4.26%	537,872	22,831	(3)	4.24%
FRB and FHLB stock	11,860	815	6.87%	3,732	264		7.07%	3,862	223		5.77%
Total interest-earning assets	1,157,486	$47,228	4.08%	1,078,336	$36,269		3.36%	866,850	$24,752		2.86%
Non-interest-earning assets	74,138			65,213				51,386
Total assets	$1,231,624			$1,143,549				$918,236
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$126,831	$4,269	3.37%	$192,835	$1,288		0.67%	$159,157	$660		0.41%
Savings deposits	59,928	147	0.25%	66,033	58		0.09%	67,660	204		0.30%
Interest checking and other demand deposits	236,244	360	0.15%	240,380	220		0.08%	213,286	105		0.05%
Certificate accounts	154,275	2736	1.77%	182,050	538		0.30%	192,795	707		0.37%
Total deposits	577,278	7,512	1.30%	681,298	2,104		0.31%	632,898	1,676		0.26%
FHLB advances	177,261	8,331	4.70%	61,593	1,071		1.74%	100,471	1,968		1.96%
Junior subordinated debentures	–	–	–%	–	–		–%	2,335	60		2.57%
BTFP borrowing	822	40	4.87%	–	–		–%	–	–		–%
Other borrowings	72,465	1,883	2.60%	61,106	234		0.38%	46,836	45		0.10%
Total borrowings	250,548	10,254	4.09%	122,699	1,305		1.06%	149,642	2,073		1.39%
Total interest-bearing liabilities	827,826	$17,766	2.15%	803,997	$3,409		0.42%	782,540	$3,749		0.48%
Non-interest-bearing liabilities	125,401			115,665				29,767
Stockholders’ equity	278,397			223,887				105,929
Total liabilities and stockholders’ equity	$1,231,624			$1,143,549				$918,236

Net interest rate spread (4)		$29,462	1.93%		$32,860		2.94%		$21,003		2.38%
Net interest rate margin (5)			2.55%				3.05%				2.42%
Ratio of interest-earning assets to interest-bearing liabilities			139.82%				134.12%				110.77%

(1)	Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs, loan premiums and loans receivable held for sale.
(2)	Includes non‑accrual interest of $102 thousand, reflecting interest recoveries on non‑accrual loans that were paid off for the year ended December 31, 2022.
(3)	Includes non‑accrual interest of $162 thousand, reflecting interest recoveries on non‑accrual loans that were paid off for the year ended December 31, 2021.
(4)	Net interest rate spread represents the difference between the yield on average interest‑earning assets and the cost of average interest‑bearing liabilities.
(5)	Net interest rate margin represents net interest income as a percentage of average interest‑earning assets.

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

	Year Ended December 31, 2023 Compared to Year Ended December 31, 2022			Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
	Increase (Decrease) in Net Interest Income			Increase (Decrease) in Net Interest Income
	Due to Volume	Due to Rate	Total	Due to Volume	Due to Rate	Total
	(In thousands)
Interest‑earning assets:
Interest‑earning deposits and other short‑term investments	$(2,536)	$1,432	$(1,104)	$(105)	$1,480	$1,375
Securities	1,753	1,348	3,101	2,248	1,952	4,200
Loans receivable, net	6,027	2,384	8,411	5,831	70	5,901
FRB and FHLB stock	559	(8)	551	(8)	49	41
Total interest‑earning assets	5,802	5,157	10,959	7,966	3,551	11,517
Interest‑bearing liabilities:
Money market deposits	(580)	3,561	2,981	162	466	628
Savings deposits	(6)	95	89	(5)	(141)	(146)
Interest checking and other demand deposits	(4)	144	140	39	76	115
Certificate accounts	(94)	2,292	2,198	(38)	(131)	(169)
Total deposits	(684)	6,092	5,408	158	270	428
FHLB advances	3,807	3,453	7,260	(695)	(202)	(897)
BTFP borrowing	40	-	40	-	-	-
Junior subordinated debentures	–	–	–	(60)	–	(60)
Other borrowings	51	1,598	1,649	18	171	189
Total borrowings	3,898	5,051	8,949	(737)	(31)	(768)
Total interest‑bearing liabilities	3,214	11,143	14,357	(579)	239	(340)
Change in net interest income	$2,588	$(5,986)	$(3,398)	$8,545	$3,312	$11,857

Provision for Credit Losses

During the year ended December 31, 2023, we recorded a provision for credit losses under the Current Expected Credit Loss (“CECL”) methodology of $933 thousand, compared to a loan loss provision under the previously used incurred loss model of $997 thousand during the same period in 2022.  No loan charge-offs were recorded during the year ended December 31, 2023 or 2022. The Bank recorded a recovery of $216 thousand during the fourth quarter of 2023.  See “Allowance for Credit Losses” for additional information.

Non‑Interest Income

For the year ended December 31, 2023, non-interest income totaled $5.4 million, compared to $1.2 million for the year-ended December 31, 2022. The increase of $4.2 million in non-interest income was primarily the result of non-recurring income of $3.7 million from a special grant from the U.S. Treasury’s Community Development Financial Institutions Fund recognized during 2023 and a $437 thousand recurring Bank Enterprise Award grant.

Non‑Interest Expense

Non-interest expenses totaled $27.4 million for the year ended December 31, 2023, compared to $24.9 million for the year ended December 31, 2022, primarily due to increases in compensation and benefits expenses of $1.4 million, professional fees of $368 thousand, occupancy expense of $255 thousand and supervisory costs of $200 thousand, partially offset by a decrease in information services expense of $156 thousand.

The increase of $1.4 million in compensation and benefits expense during 2023 compared to 2022 was primarily attributable to additional full-time employees that the Bank hired over the past twelve months in various production and administrative support positions.  These hires were part of the Company’s overall efforts to expand its operational capabilities to strategically grow its balance sheet and fulfill the intersecting lending objectives of the Company’s mission and the funding received from the Emergency Capital Investment Program of the United States Department of the Treasury.  A portion of the increase in compensation expenses during the year ended December 31, 2023 pertained to recruiting expenses.

Income Taxes

Income tax expense or benefit is computed by applying the statutory federal income tax rate of 21%. State taxes are recorded at the State of California tax rate and Washington, D.C. tax rate, according to the state apportionment calculation as Bank’s operations are conducted in both California and the Washington, D.C. area. The Company recorded an income tax expense of $2.0 million for the year ended December 31, 2023, representing an effective tax rate of 30.4%, compared to an income tax expense of $2.4 million for the year ended December 31, 2022, representing an effective tax rate of 29.7%.  The effective tax rate for each year differs from the 21% federal statutory rate due to the impact of state taxes as well as various permanent tax differences, vesting of stock-based compensation and other discrete items.

The effective tax rate for 2023 increased from 2022 primarily due to the effect of certain permanent tax differences and discrete items.

Our deferred tax asset totaled $9.5 million at December 31, 2023 and $11.9 million at December 31, 2022. See Note 1 “Summary of Significant Accounting Policies” and Note 14 “Income Taxes” of the Notes to Consolidated Financial Statements for a further discussion of income taxes and a reconciliation of income tax at the federal statutory tax rate to the actual income tax benefit.

Comparison of Financial Condition at December 31, 2023 and 2022

Securities Available-For-Sale

As of December 31, 2023, we had $317.0 million of investment securities classified as available-for-sale, compared to $328.7 million at December 31, 2022. The decrease during 2023 was primarily due to $18.4 million of principal payments and maturities, partially offset by a $5.6 million increase in the fair value of investment securities available-for-sale during the year ended December 31, 2023.

Loans Receivable Held for Investment

Loans receivable held for investment, net of the allowance for credit losses, totaled $880.5 million at December 31, 2023, compared to $768.0 million at December 31, 2022. The increase of $112.4 million in loans receivable held for investment during 2023 was primarily due to originations of $162.1 million in new loans, $78.9 million of which were multi-family loans, $40 million of which were construction loans, $26.8 million of which were commercial loans, and $16.4 million of which were commercial real estate loans. Loan repayments during 2023 totaled $47.2 million.

During 2022, the Bank originated $273.4 million in new loans, $141.6 million of which were multi-family loans, $75.3 million of which were commercial real estate loans, $29.6 million of which construction loans, and $26.6 million of which were commercial loans.

Allowance for Credit Losses

Effective January 1, 2023, the Company accounts for credit losses on loans in accordance with ASC 326, which requires the Company to record an estimate of expected lifetime credit losses for loans at the time of origination or acquisition. The ACL is maintained at a level deemed appropriate by management to provide for expected credit losses in the portfolio as of the date of the consolidated statements of financial condition. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. The measurement of the ACL is performed by collectively evaluating loans with similar risk characteristics. The Company measures the ACL for each of its loan segments using the WARM method. The weighted average remaining life, including the effect of estimated prepayments, is calculated for each loan pool on a quarterly basis. The Company then estimates a loss rate for each pool using both its own historical loss experience and the historical losses of a group of peer institutions during the period from 2004 through the most recent quarter.

Our ACL was $7.3 million or 0.83% of our gross loans receivable held for investment at December 31, 2023 compared to $4.4 million, or 0.57% of our gross loans receivable held for investment at December 31, 2022. The increase was primarily due to the implementation of the CECL methodology adopted by the Bank effective January 1, 2023, which increased the ACL by $1.8 million.  In addition, the Bank recorded an additional provision for credit losses of $935 thousand for the twelve months ended December 31, 2023.  CECL methodology includes estimates of expected loss rates in the future, whereas the former ALLL methodology did not.

Our non-performing loans consist of delinquent loans that are 90 days or more past due and other loans, including loans modified in response to a borrower’s financial difficulty, that do not qualify for accrual status. At December 31, 2023, NPLs totaled $0 compared to $144 thousand (or 0.02% of gross loans) at December 31, 2022. The decrease in NPLs was the result of payments received from borrowers that were applied to the outstanding principal balance. The Bank did not have any REO at December 31, 2023 or 2022. There were no  loans that were modified in response to a borrower’s financial difficulty during 2023.

We believe the ACL is adequate to cover expected losses in the loan portfolio as of December 31, 2023, but because of uncertainty regarding the future value of the loan portfolio, there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the OCC and the FDIC periodically review the ACL as an integral part of their examination process. These agencies may require an increase in the ACL based on their judgments of the information available to them at the time of their examinations.

See Note 1 “Summary of Significant Accounting Policies” to the Company’s Consolidated Financial Statements for further discussion.

Office Properties and Equipment, Net

Net office properties and equipment decreased by $451 thousand to $9.8 million at December 31, 2023 from $10.3 million as of December 31, 2022. Depreciation expense was $385 thousand and $376 thousand for the years 2023 and 2022, respectively.

Goodwill and Core Deposit Intangible

As a result of the Merger, the Company recorded $25.9 million of goodwill. Goodwill acquired in a purchase business combination that is determined to have an indefinite useful life is not amortized, but is tested for impairment at least annually or more frequently if events and circumstances exist that indicate the necessity for such impairment tests to be performed. During the year ended December 31, 2023, the Company recorded no change in the deferred tax estimate expense related to the goodwill asset.

No impairment charges were recorded during 2023 for goodwill impairment. Management’s assessment of goodwill is performed in accordance with ASC 350-20 – Intangibles-Goodwill and Other, which allows the Company to perform a qualitative assessment of goodwill to determine if it is more likely than not the fair value of the Company’s equity is below its carrying value. The Company performed its qualitative assessment as of December 31, 2023.

The Company recorded $3.3 million of core deposit intangible asset as a result of the Merger. The core deposit intangible asset is amortized on an accelerated basis reflecting the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. The estimated life of the core deposit intangible is approximately 10 years. During the year ended December 31, 2023, the Company recorded $390 thousand of amortization expense related to the core deposit intangible asset.

The following table outlines the estimated amortization expense related to the core deposit intangible asset during the next five fiscal years and thereafter:

(In thousands)

2024	$336
2025	315
2026	304
2027	291
2028	279
Thereafter	586
$2,111

Deposits

Deposits at December 31, 2023 were $682.6 million compared to $686.9 million at December 31, 2022. The decrease in deposits of $4.3 million was primarily caused by some depositors leaving the Bank for higher interest rates available elsewhere, even after management made reasonable attempts to be responsive to the higher interest rate environment.

Five customer relationships accounted for approximately 28% of our deposit balances at December 31, 2023. We expect to maintain these relationships with these customers for the foreseeable future.

As of December 31, 2023 and 2022, approximately $286.4 million and $212.9 million of our total deposits were not insured by FDIC insurance.

Borrowings

Total borrowings at December 31, 2023 consisted of advances to the Bank from the FHLB of $209.3 million, repurchase agreements of $73.5 million, and borrowings associated with the BTFP borrowing activities of $100.0 million, compared to advances from the FHLB of $128.3 million and repurchase agreements of $63.5 million at December 31, 2022.

Balances of outstanding FHLB advances increased to $209.3 million at December 31, 2023, from $128.3 million at December 31, 2022, primarily due to $456.1 million in advances from the FHLB of Atlanta, offset by repayments of $375.1 million of advances from the FHLB of Atlanta. The weighted average rate on FHLB advances was 4.91% at December 31, 2023, compared to 3.74% at December 31, 2022.

Borrowings under the BTFP with the Federal Reserve were $100 million as of December 31, 2023. The interest rate was fixed at 4.84% and the borrowing matures on December 29, 2024. Investment securities with a book value of $107.3 million and a fair value of $98.3 million were pledged as collateral for this borrowing as of December 31, 2023. There are no prepayment penalties for early payoff.  As the BTFP ended on March 11, 2024, no additional borrowings can be made under the program.

The Bank enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Bank may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Bank to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Bank’s consolidated statements of financial condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. As of December 31, 2023, securities sold under agreements to repurchase totaled $73.5 million at an average rate of 2.60%. These agreements mature on a daily basis. The fair value of securities pledged totaled $89.0 million as of December 31, 2023 and included $47.8 million of U.S. Treasuries, $30.2 million of federal agency debt, and $11.0 million of federal agency mortgage-backed securities. As of December 31, 2022, securities sold under agreements to repurchase totaled $63.5 million at an average rate of 0.38%. The fair value of securities pledged totaled $64.4 million as of December 31, 2022 and included $33.3 million of federal agency debt, $19.2 million of U.S. Treasuries and $11.9 million of federal agency mortgage-backed securities.

One customer relationship accounted for 85% of our balance of securities sold under agreements to repurchase. We expect to maintain this relationship for the foreseeable future.

In connection with the New Market Tax Credit activities of City First Bank, CFC 45 is a partnership whose members include CFNMA and City First New Markets Fund II, LLC. This CDE acts in effect as a pass-through for a Merrill Lynch allocation totaling $14.0 million that needed to be deployed. In December 2015, Merrill Lynch made a $14.0 million non-recourse loan to CFC 45, whereby CFC 45 passed that loan through to a QALICB. The loan to the QALICB is secured by a Leasehold Deed of Trust that, due to the pass-through, non-recourse structure, is operationally and ultimately for the benefit of Merrill Lynch rather than CFC 45. Debt service payments received by CFC 45 from the QALICB are passed through to Merrill Lynch in return for which CFC 45 receives a servicing fee. This note was paid off during January 2024. The financial statements of CFC 45 are consolidated with those of the Bank and the Company.

Stockholders’ Equity

Stockholders’ equity was $281.9 million, or 20.5% of the Company’s total assets, at December 31, 2023, compared to $279.5 million, or 23.6% of the Company’s total assets, at December 31, 2022.  In 2022, the Company sold $150 million in preferred stock to the U.S. Government under the ECIP Program.

During the first quarter of 2022, the Company completed the exchange of all the Series A Fixed Rate Cumulative Redeemable Preferred Stock, with an aggregate liquidation value of $3.0 million, plus accrued dividends, for 149,164 shares of Class A Common Stock at an exchange price of $2.51 per share of Class A Common Stock.

During December of 2022, the Company issued a $5 million line of credit to the ESOP Plan for the purchase of additional shares. As of December 31, 2023, the trustee for the ESOP had purchased 428,327 shares at a total cost of $3.9 million.

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

The Company’s book value per common share was $14.65 at December 31, 2023, and its tangible book value per common share was $11.55 at December 31, 2023. Tangible book value per common share is a non-GAAP measurement that excludes goodwill and the net unamortized core deposit intangible asset, which were both originally recorded in connection with the Merger. The Company uses this non-GAAP financial measure to provide meaningful supplemental information regarding the Company’s financial condition and operational performance, and to enhance comparability with banks that have not recorded goodwill and core deposit intangibles in a merger transaction. A reconciliation between common book value (calculated in accordance with GAAP) and tangible book value per common share December 31, 2023 is shown as follows:

	Common Equity Capital	Shares Outstanding	Per Share Amount
	(Dollars in thousands)
Common book value	$131,903	9,001,613	$14.65
Less:
Goodwill	25,858
Net unamortized core deposit intangible	2,111

Tangible book value	$103,934	9,001,613	$11.55

Capital Resources

Our principal subsidiary, City First, must comply with capital standards established by the OCC in the conduct of its business. Failure to comply with such capital requirements may result in significant limitations on its business or other sanctions. As a “small bank holding company”, we are not subject to consolidated capital requirements under the new Basel III capital rules. The current regulatory capital requirements and possible consequences of failure to maintain compliance are described in Part I, Item 1 “Business‑Regulation” and in Note 16 “Regulatory Matters” of the Notes to Consolidated Financial Statements.

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet our obligations on a timely and cost-effective basis. The Bank’s sources of funds include deposits, advances from the FHLB, other borrowings, proceeds from the sale of loans and investment securities, and payments of principal and interest on loans and investment securities. The Bank is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. This approved limit and collateral requirement would have permitted the Bank to borrow an additional $117.0 million at December 31, 2023 based on pledged collateral. In addition, the Bank had additional lines of credit of $10.0 million with other financial institutions as of that date.

The Bank has a significant concentration of deposits with five long‑time customers that accounted for approximately 28% of its deposits as of December 31, 2023. In addition, the Bank has a significant concentration of short-term borrowings from one customer that accounted for 85% of out the outstanding balance of securities sold under agreements to repurchase as of December 31, 2023. The Bank expects to maintain these relationships with the customers for the foreseeable future.

As of December 31, 2023, approximately $286.4 million of our total deposits (including deposits from affiliates) were not insured by FDIC insurance, which represented 37% of total deposits.

The Bank’s primary uses of funds include withdrawals of and interest payments on deposits, originations of loans, purchases of investment securities, and the payment of operating expenses. Also, when the Bank has more funds than required for reserve requirements or short‑term liquidity needs, the Bank invests excess cash with the Federal Reserve Bank or other financial institutions. The Bank’s liquid assets at December 31, 2023 consisted of $105.2 million in cash and cash equivalents and $186.0 million in securities available‑for‑sale that were not pledged, compared to $16.1 million in cash and cash equivalents and $250.3 million in securities available‑for‑sale that were not pledged at December 31, 2022. We believe that the Bank has sufficient liquidity to support growth over the foreseeable future.

The Company’s liquidity, separate from the Bank, is based primarily on the proceeds from financing transactions, such as the preferred stock sold to the U.S. Treasury in 2022 and the private placements completed in December 2016, and April 2021 and dividends received from the Bank in 2022 and 2023.

The Company recorded consolidated net cash inflows from operating activities of $7.6 million and $6.3 million during the years ended December 31, 2023 and 2022, respectively. Net cash inflows from operating activities during 2023 were primarily attributable to net income of $4.5 million and a $2.3 million net increase in accrued expenses and other liabilities. Net cash inflows from operating activities during 2022 were primarily attributable to net income of $5.7 million and a $1.5 million increase in deferred taxes.

The Company recorded consolidated net cash outflows from investing activities of $100.0 million and $324.0 million during the years ended December 31, 2023 and 2022, respectively. Net cash outflows from investing activities during 2023 were primarily attributable to $115.3 million of net loan originations. Net cash outflows from investing activities during 2022 were primarily attributable to $215.5 million of purchases of available-for-sale securities and $120.0 of net loan originations.

The Company recorded consolidated net cash inflows from financing activities of $181.5 million and $102.2 million during the years ended December 31, 2023 and 2022, respectively. Net cash inflows from financing activities during 2023 were primarily attributable to $456.1 million of proceeds from FHLB advances and $100.0 million of proceeds from the BTFP, partially offset by $375.1 million of FHLB repayments. Net cash inflows from financing activities during 2022 were primarily  attributable to $150.0 million from the issuance of preferred stock and $95.5 million of proceeds from FHLB advances, offset by $101.1 million of net outflow of deposits and $53.1 million of FHLB repayments

We believe that the Company’s existing cash, cash equivalents and marketable securities will be sufficient to meet our liquidity requirements and capital expenditure needs over at least the next 12 months.

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

In addition to our lending commitments, we have contractual obligations related to operating lease commitments. Operating lease commitments are obligations under various non‑cancellable operating leases on buildings and land used for office space and banking purposes. The following table details our contractual obligations at December 31, 2023.

	Less Than One Year	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years	Total
	(Dollars in thousands)
Certificates of deposit	$141,705	$26,002	$188	$140	$168,035
FHLB advances	176,638	32,681	–	–	209,319
Commitments to originate loans	7,560	–	–	–	7,560
Commitments to fund construction loans	42,678	–	–	–	42,678
Commitments to fund unused lines of credit	3,302	–	–	–	3,302
Operating lease obligations	242	423	–	–	665
Total contractual obligations	$372,125	$59,106	$188	$140	$431,559

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

Critical Accounting Estimates

Critical accounting estimates are those that involve a significant level of estimation uncertainty , and which have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant. This discussion highlights those accounting estimates that management considers critical. All accounting policies are important, however, and therefore you are encouraged to review each of the policies included in Note 1 “Summary of Significant Accounting Principles” of the Notes to Consolidated Financial Statements to gain a better understanding of how our financial performance is measured and reported. Management has identified the Company’s critical accounting estimates as follows:

Allowance for Credit Losses

In originating loans, we recognize that losses may be experienced on loans and that the risk of loss may vary as a result of many factors, including the type of loan being made, the creditworthiness of the borrower, general economic conditions and, in the case of a secured loan, the quality of the collateral for the loan. Effective January 1, 2023, the Company accounts for the ACL on loans in accordance with ASC 326. ASC 326 requires the Company to recognize estimates for lifetime losses on loans and off-balance sheet loan commitments at the time of origination or acquisition. The recognition of losses at origination or acquisition represents the Company’s best estimate of the lifetime expected credit loss associated with a loan, given the facts and circumstances associated with the particular loan, and involves the use of significant management judgment and estimates, which are subject to change based on management’s on-going assessment of the credit quality of the loan portfolio and changes in economic forecasts used in the model. The Company uses the weighted-average remaining maturity (“WARM”) method when determining estimates for the ACL for each of its portfolio segments. The weighted average remaining life, including the effect of estimated prepayments, is calculated for each loan pool on a quarterly basis. The Company then estimates a loss rate for each pool using both its own historical loss experience and the historical losses of a group of peer institutions during the period from 2004 through the most recent quarter.

The Company’s ACL model also includes adjustments for qualitative factors, where appropriate. Qualitative adjustments may include, but are not limited to, factors such as: (i) changes in lending policies and procedures, including changes in underwriting standards and collections, charge offs, and recovery practices; (ii) changes in international, national, regional, and local conditions; (iii) changes in the nature and volume of the portfolio and terms of loans; (iv) changes in the experience, depth, and ability of lending management; (v) changes in the volume and severity of past due loans and other similar conditions; (vi) changes in the quality of the organization’s loan review system; (vii) changes in the value of underlying collateral for collateral dependent loans; (viii) the existence and effect of any concentrations of credit and changes in the levels of such concentrations; and (ix) the effect of other external factors (i.e., competition, legal and regulatory requirements) on the level of estimated credit losses. These qualitative factors incorporate the concept of reasonable and supportable forecasts, as required by ASC 326.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, an evaluation was performed under the supervision of the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2023 due to a material weakness in the Company’s internal control over financial reporting, as further described below.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Broadway Financial Corporation is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rule 13a 15(f) under the Exchange Act. This system, which management has chosen to base on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework (2013),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and which is effected by the Company’s Board of Directors, management and other personnel, is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

With the participation of the Company’s PEO and PFO, management has conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting. Based on this evaluation, management determined that the Company’s system of internal control over financial reporting was not effective as of December 31, 2023.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

●
Risk assessment – The Company did not appropriately identify and analyze risks to achieve its control objectives. This ineffective risk assessment process limited the Company’s ability to identify and remediate the weaknesses in the control activities, as described below.

●
Control activities – The Company did not design and implement effective controls over the consolidation, financial statement reporting, and the monthly close processes, including the lack of effectively designed and implemented controls related to the preparation and review of account reconciliations with appropriate supporting documentation. Specifically, several general ledger account reconciliations were discovered to have unidentified or stale reconciling items. The investigation and resolution of this matter caused the Company to delay its filing of the required Form 10-K for the fiscal year ended December 31, 2023, past its due date.

●
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

Remediation Plan

In response to the material weakness that was identified, the Company has hired additional senior personnel with relevant experience and training in finance and accounting that will be able to assist the Company with appropriately assessing the risks of the Company and designing, implementing, and monitoring a system of internal control over financial reporting to address those risks. Related to the control over account reconciliations, the Company engaged a third-party firm to assist with reviewing general ledger account reconciliations to identify the population of account balance differences that were in need of correction. Such corrections have been made to the consolidated financial statements. Going forward, the Company’s controls over general ledger account reconciliations will be strengthened to require the use of a reconciliation checklist, with a formal signoff by the preparer and reviewer on each reconciliation, as well as by a separate member of management as evidence that every account reconciliation was reviewed each month. In addition, the Company will also request that its internal audit firm perform additional testing on the enhanced controls over general ledger account reconciliation during its audits.

Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness. Additional time is required to complete the design and test the operating effectiveness of the applicable controls to demonstrate the effectiveness of the remediation efforts. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, management did implement changes in internal controls over financial reporting during the fourth quarter of 2023 while preparing the interim financial information for the third quarter of 2023, designed to remediate the material weakness that was identified.

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

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Company’s certificate of incorporation provides that the board of directors of the Company (the “Board”) shall be divided into three classes of directors, with the term of one class of directors to expire each year. The class whose terms expire in 2024, currently consisting of Mr. Wayne-Kent A. Bradshaw, Ms. Marie C. Johns and Mr. David J. McGrady, is to be elected at the Company’s 2024 Annual Meeting of Shareholders.  The membership of the Board and the membership of the board of directors of the Company’s wholly-owned banking subsidiary, City First Bank, National Association (the “Bank”) are identical.

Information Concerning Directors

The following table sets forth the names and information regarding the persons who are currently members of the Board.

Name	Age as of March 31, 2024	Director Since	Current Term Expires	Positions Currently Held with the Company and the Bank
DIRECTORS
Wayne-Kent A. Bradshaw	77	2012	2024	Director, Vice Chair
Marie C. Johns	72	2014*	2024	Lead Independent Director
David J. McGrady	68	1997*	2024	Director
Brian E. Argrett(1)	60	2011*	2026	Chair of the Board, President and Chief Executive Officer
Mary Ann Donovan	59	2020*	2026	Director
William A. Longbrake	81	2011*	2026	Director
Robert C. Davidson, Jr.	78	2003	2025	Director
Dutch C. Ross III	77	2016	2025	Director
John M. Driver	59	2022	2025	Director

*	Including service as a director of CFBanc Corporation prior to the Merger.
(1)	Mr. Argrett was elected as Chair of the Board, effective April 1, 2023.

Directors

Wayne-Kent A. Bradshaw was President and Chief Executive Officer of the Company and Broadway Federal Bank until the Merger of the Company with CFBanc, whereupon he became Chair of the Board of the Company and City First Bank, National Association. He relinquished his position as Chair of the Company in March 2023 and became Vice Chair effective April 1, 2023. Mr. Bradshaw joined the Company in February of 2009 as President and Chief Operating Officer and was appointed Chief Executive Officer in January 2012. He was elected to serve as a director of both the Company and Broadway Federal Bank in September 2012. Prior to joining the Company, Mr. Bradshaw was the Regional President for Community and External Affairs of Washington Mutual Bank from 2003 to 2009. He was President and Chief Executive Officer of Los Angeles-based Family Savings Bank from 1989 until 2002 and Chief Deputy Superintendent for the California State Banking Department from 1981 to 1983. Mr. Bradshaw has served on many community and educational boards. He most recently served on the boards of directors of California State University Northridge, Northridge Hospital Medical Center, California Community Reinvestment Corporation, and the Western Bankers Association. He currently serves on the boards of the Federal Reserve Bank of San Francisco - Los Angeles Branch and Louisville High School.

Mr. Bradshaw has over 52 years of experience in financial management and banking. He has the proven ability to plan and implement programs that optimize opportunities to accelerate profitable growth in highly competitive environments. Mr. Bradshaw has extensive experience in community banking, commercial banking, and as a bank regulator, and his knowledge and experience qualify him to serve on the Board and as its Vice Chair.

Marie C. Johns has over 30 years’ experience as a leader in business, civic, and government service. Ms. Johns focuses on community service in the areas of education and economic development. She served as President of Verizon Washington and was nominated by President Barack Obama to serve as Deputy Administrator of the U.S. Small Business Administration, (“SBA”). In 2011, under Ms. Johns’ leadership and initiatives, the SBA lent more than $30 billion to more than 60,000 small businesses, a record in the history of the SBA. Over 10 years ago, Ms. Johns founded L&L Consulting, LLC (now PPC-Leftwich LLC), a business development, organizational effectiveness and public policy consulting practice, which is based in Washington, D.C. and where she continues to serve as CEO. Ms. Johns has served on several boards of directors, including the Federal City Council, the Economic Club of Washington, D.C., the Washington, D.C. Chamber of Commerce, WLR Foods (a poultry producer), Kaiser Permanente of the Mid-Atlantic Region, Hager Sharp (a communications and marketing firm), Document Systems Inc. (a document imaging and storage firm) and Harvest Bank of Maryland. Ms. Johns is a Trustee of Howard University where she chairs the Student Life Committee and serves as vice chair of the Governance Committee. Ms. Johns is a member of the Greater Washington, D.C. Business Hall of Fame, one of the Greater Washington Board of Trade’s “Leaders of the Year” and the recipient of over 100 awards from different organizations for her community service. Ms. Johns received her B.S. and M.P.A. degrees from the O’Neill School of Public and Environmental Affairs at Indiana University where she currently serves as a member of the Dean’s Council and she formerly served as a Board member for the Tobias Center for Leadership Excellence. Prior to the Merger, Ms. Johns, served as a Director of CFBanc since 2014 and as Chair of the Board of CFBanc since 2018. She was appointed to be the Lead Independent Director of the Company in 2021.

Ms. Johns has over 30 years executive management experience in the public and corporate sectors. She has served on a variety of private company and not-for-profit boards and her expertise in governance, regulatory issues, business development, and the Washington D.C. market qualify her to serve on the Board as our Lead Independent Director.

David J. McGrady is a consultant specializing in community development issues and is a nationally recognized expert on the New Markets Tax Credit program. He has been a key advisor on more than 30 successful New Markets Tax Credit applications, with allocations totaling more than $1.7 billion, and has assisted those recipients in developing and implementing capitalization and deployment plans in their respective markets. He also advises banks, investors, foundations, municipalities and CDFIs, on a range of issues, including corporate structure and governance, capitalization, market and risk assessment, product development, underwriting loans and investments, portfolio management, and tax credit programs. Mr. McGrady was Director of Commercial Programs for the Center for Community Self-Help in Durham, North Carolina. Under his leadership, the Center for Community Self-Help originated over 1,300 higher risk business loans totaling more than $80 million. He is also a director of City First Enterprises, which is the bank holding company of the Company, chair of City First Enterprises’ Directors Loan Committee and a member of Calvert Impact Capital’s Investment Committee. Mr. McGrady received his bachelor’s degree from King University and law degree from Harvard University. Prior to the completion of the Merger, Mr. McGrady, served as a Director on the Board of CFBanc since 1998, and was appointed to be a director of the Company upon completion of the Merger.

Mr. McGrady’s experience in corporate governance and community development matters and legal expertise, as well as his background in finance and the real estate, mortgage, and tax credit industries, qualify him to serve as a member of the Board.

Brian E. Argrett was Director, President and Chief Executive Officer of CFBanc and its wholly owned banking subsidiary from 2011 until the completion of the Merger, at which time he became Vice Chair, President and Chief Executive Officer of both the Company and the Bank. Effective April 1, 2023, he became Chair of the Company and the Bank.

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

Currently, Mr. Argrett serves as Chairman of the Board of Directors of City First Enterprises, which is a bank holding company that holds equity in the Company. Mr. Argrett is a recent appointee to the Board of IntraFi Network, and he also serves on the Board of the California Bankers Association. Mr. Argrett is a past Chairman and continues to serve on the Board of Directors of the Community Development Bankers Association. He also serves as a member of the Global Alliance on Banking on Values, and is a member of the Board of the Expanding Black Business Credit Initiative.

Mr. Argrett served as a director of the Board of Directors of the Federal Home Loan Bank of Atlanta from 2016 through December of 2021, during which time he served as the Vice Chair of the Board, Chair of its Enterprise Risk and Operations Committee, as well as a member of its Finance Committee and its Audit and Compliance Committee.

Mr. Argrett is a member of The Economic Club of Washington, D.C., the Federal City Council, and the Leadership Greater Washington Class of 2014. In addition, Mr. Argrett is a 2014 recipient of the Washington Business Journal Minority Business Leader Award. Mr. Argrett holds J.D. and M.B.A. degrees from the University of California, Berkeley, and a bachelor’s degree from the McIntire School of Commerce at the University of Virginia.

Mr. Argrett’s extensive experience in the financial services and banking industries, public and private company board experience, knowledge and experience in the Washington D.C. and Southern California markets, and knowledge of the Bank’s business, history, organization, and mission, and executive management experience qualify him to serve as a member of the Board.

Mary Ann Donovan has served as President and Chief Executive Officer of Raza Development Fund, a Latino-led and focused Community Development Financial Institution, since August 1, 2022. Prior positions held by Ms. Donovan include Chief Operating Officer of Local Initiatives Support Corporation, Director of the United States Department of the Treasury’s Community Development Financial Institutions (“CDFI”) Fund, CEO of CoMetrics, Inc. (a social enterprise that provides affordable business intelligence tools to small businesses and nonprofit entities), Senior Policy Advisor to the White House from 2012-2013, working collaboratively with the Office of Social Innovation and the Council on Environmental Quality, and Chief Operating Officer of Capital Impact Partners, a certified CDFI. Ms. Donovan has been a thought leader and a board member of many of the highest performing organizations in the community development sector. Ms. Donovan has been a Senior Fellow at the Center for Community Investment. She has published papers and articles for the National Academy for Public Administration, the Federal Reserve Bank of San Francisco, the Federal Reserve Bank of Boston, Forbes, the Skoll World Forum on Social Entrepreneurship, and the Milken Review. Ms. Donovan has a B.A. degree in Economics from Allegheny College and an M.B.A. degree from the University of Maryland. Prior to the completion of the Merger, Ms. Donovan was a director of CFBanc, and was appointed to be a director of the Company upon completion of the Merger.

Ms. Donovan’s operational experience, federal government public service, and community development knowledge and expertise, as well has her experience with corporate governance, marketing, and business development matters, all qualify her to serve on the Board.

William A. Longbrake has served as an Executive in Residence at the Robert H. Smith School of Business at the University of Maryland since June 2009 where he participates in the Center for Financial Policy, the Ed Snider Center and the Smith Enterprise Risk Consortium and writes a monthly economic newsletter for “Brain Trust.” Dr. Longbrake is active in numerous academic, business, and community service organizations, particularly those involving issues surrounding affordable housing and education. He is a current director of City First Enterprises. Dr. Longbrake is a former Chairman of the Board of Trustees of the College of Wooster, a residential four-year liberal arts college, and a former Chairman of the Board of HOPE LoanPort, a not-for-profit organization that provided a data management and communications web portal to housing counselors and home mortgage servicers. Dr. Longbrake is a director of the Boeing Employees Credit Union, President of the Seattle First Foundation, and a member of the Mortgage Markets Committee of the American Bankers Association. Dr. Longbrake was a Director of First Financial Northwest, a community bank located in Renton, Washington, from 2008-2010; a Director of the Federal Home Loan Bank of Seattle from 2002-2010; a Director of the Washington Financial League from 2002-2010 and a Director of the Washington State Investment Board from 2010-2023. He taught courses in business administration and finance at the University of Maryland and Seattle University. In 2007 Dr. Longbrake received the Distinguished Alumnus of the Year award from the Robert H. Smith School of Business of the University of Maryland. Dr. Longbrake began his career in Washington, D.C. where he served in various government positions, including Acting Senior Deputy Comptroller for Policy and Senior Deputy Comptroller for Resource Management for the Office of the Comptroller of the Currency and financial economist, chief financial officer, and deputy to the Chairman of the FDIC. He earned his B.A. degree in Economics from the College of Wooster and earned his master’s degree in Monetary Economics and his M.B.A. degree from the University of Wisconsin. He received his Ph.D. degree in finance from the University of Maryland. Prior to the completion of the Merger, Dr. Longbrake was a director of CFBanc, and was appointed to be a director of the Company upon completion of the Merger.

Dr. Longbrake has extensive experience in finance and investments, macroeconomics and monetary policy, risk management, housing, and public policy. His extensive experience in accounting, banking, community development, and corporate governance experience, along with his regulatory, finance, and capital markets experience with both public and private companies qualify him to serve as a member of the Board.

Robert C. Davidson, Jr. served, until his retirement in 2007, in the position of Chairman and Chief Executive Officer of Surface Protection Industries, a paint and specialty coatings manufacturing company he founded in 1978, that became one of the leading African American-owned manufacturing companies in the United States and the largest in California. Previously, from 1972 to 1974, he co-founded and served as Vice President of Urban National Corporation, a private venture capital corporation that was focused specifically on investing in minority-controlled businesses. Mr. Davidson currently also serves on the boards of directors of Smithsonian American Art Museum (Chairman-Elect), Diversity Advisory Board at Toyota Motor North America, Morehouse College (Chairman Emeritus), Art Center College of Design (Chairman Emeritus), Cedars-Sinai Medical Center (Lifetime Member), and the University of Chicago Graduate School of Business Advisory Council.

Mr. Davidson has extensive entrepreneurial experience in developing and managing small and medium-sized businesses. He has hands-on experience in marketing and sales, human resources and strategic planning and implementation. He has a long history with, and extensive knowledge of the Company and of the markets and communities in which the Company operates. We believe that this history, knowledge, and overall experience qualify him to serve on the Board.

Dutch C. Ross III is the former President and Chief Executive Officer of Economic Resources Corporation (“ERC”), a non-profit corporation with a mission of promoting economic development and job creation in underserved communities. Mr. Ross served in that capacity from 1996 until his retirement in August 2020. Prior to joining ERC, Mr. Ross held a variety of managerial, financial, and planning positions in the corporate headquarters, divisional, and subsidiary operations of Atlantic Richfield Company (“ARCO”) from January 1975 to December 1995. From 1971 to 1975, Mr. Ross was employed in financial analysis positions with The Wickes Corporation. Mr. Ross has been active in a number of community organizations in the Los Angeles area that are devoted to building stronger communities and has served on the board of directors of several such organizations, including Genesis L.A. Economic Growth Corporation, where he currently serves on the Audit and Finance Committees. He has served on the Board since 2016.

Mr. Ross received his B.S. degree in Industrial Economics and a Masters in Industrial Management from Purdue University.

Mr. Ross is a financial executive with over 45 years of managerial experience with Fortune 500 companies and non-profit economic development organizations and has extensive knowledge of the Company. Mr. Ross’ knowledge and experience qualifies him to serve on the Board.

John M. Driver is a technology entrepreneur and innovator with leadership experience in large, public and privately-held multinational companies and early-stage startups. He has a foundation in software marketing & sales and direct experience in new product launches for first-to-market categories. Navigating complexity, delivering innovation, and creating new opportunities within the IoT (Internet-of-Things) market are hallmarks of his career. As CEO, he currently leads Lynx Technology, a digital media technology company he founded through a management  buyout of the multinational Connected Home operations of PacketVideo, a subsidiary of NTT DoCoMo. Previously, Mr. Driver served as Chief Operating Officer and Chief Marketing Officer of PacketVideo, co-founder and Chief Executive Officer of JoynIn and in senior marketing leadership roles for Serena Software and Sun Microsystems.

Mr. Driver is currently an Independent Director at Vital Energy, Inc. (NYSE: VTLE). Additionally, he serves as Chair of the Board of Trustees of the Fleet Science Center in San Diego and is a former Board Member of the San Diego YMCA Overnight Camps. He is actively involved with Stanford University, serving as former Chair of the Stanford Associates Board of Governors, a guest lecturer for Stanford’s Department of Management Science and Engineering, is the former President of the Stanford Multicultural Alumni Club of San Diego and a recipient of the Stanford Governor’s Award in recognition of exemplary and long-standing volunteer service. He is NACD Directorship CertifiedTM and earned the NACD Certificate in Cybersecurity Oversight. Mr. Driver earned a Bachelor of Science in Industrial Engineering from Stanford University and a Master of Business Administration from The Tuck School of Business at Dartmouth College.

Mr. Driver has expertise in corporate governance, strategy, finance, acquisitions, international operations; enterprise, consumer, and mobile application software; enterprise computer systems & services, Internet-of-Things, global sales & marketing strategy, developing and patenting award-winning technologies, and corporate governance. Mr. Driver’s knowledge and experience qualifies him to serve on the Board.

EXECUTIVE OFFICERS

The following table sets forth information with respect to current executive officers of the Company and the Bank who are not directors. Except as noted, all references to the Bank refer to City First Bank, National Association. Officers of the Company and the Bank serve at the discretion of, and are elected annually by, the respective Boards of Directors.

Name	Age(1)	Principal Occupation during the Past Five Years

Brenda J. Battey	66
Executive Vice President and Chief Financial Officer of the Company since June 2013 and the Bank(2) since April 2013. Senior Vice President and Senior Controller of the Bank of Manhattan from September 2011 to June 2012.

Ruth McCloud	75
Executive Vice President and Chief Operating Officer of the Company and Bank since April 2021. Previously Executive Vice President of the Company, and Executive Vice President and Chief Retail Banking Officer of the Bank(2) since July 2014.

John Tellenbach	57	Executive Vice President, West Commercial Regional Executive of the Company since February of 2023. Senior Vice President and Chief Credit Officer of Malaga Bank beginning in 2015.

LaShanya Washington	49
Executive Vice President, Chief Credit Officer of the Company since April 2023 and Senior Vice President, Deputy Chief Credit Officer since August 2022. Senior Vice President and Senior Credit Officer of the Bank since April 2022 and Credit Risk Officer since February 2019. Senior Credit Analyst at United Bank from November 2018 to February 2019, and Manager for Loan Servicing and Accounting for Capital Impact Partners from November 2015 until August 2018.

Sonja S. Wells	69
Executive Vice President, East Commercial Regional Executive of the Company, and of the Bank since April 2023. Previously Executive Vice President and Chief Lending Officer of the Bank since January of 2021. Senior Vice President and Interim Chief Lending Officer of the Bank from May 2020 to January 2021 and prior to that Senior Vice President and Relationship Manager of the Bank from July 2015.

(1)	As of March 31, 2024.
(2)	Refers to Broadway Federal until April 1, 2021, the date on which Broadway Federal merged with and into City First, and to City First from and after that date.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. Our Code of Ethics is posted on our website at www.cityfirstbank.com. We intend to disclose future amendments to certain provisions of the Code of Ethics, and waivers of the Code of Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

Audit Committee

The Audit Committee consists of Dr. Longbrake (Chair), Ms. Donovan, Mr. Driver, and Ms. Johns. This committee is responsible for the engagement and oversight of the Company’s independent registered public accounting firm. The Audit Committee, together with the corresponding committee of the Bank’s Board of Directors, is also responsible for oversight of the internal audit function of the Company, and assessment of accounting and internal control policies. All the members of the Audit Committee are independent directors as defined under the Nasdaq listing standards. In addition, the Board has determined that Dr. Longbrake’s experience with accounting principles, financial reporting and evaluation of financial results qualifies him as an “audit committee financial expert,” as defined by the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

The Summary Compensation Table includes information concerning the compensation paid to or earned by our Chief Executive Officer (“CEO”) and our two other most highly compensated executive officers. Each executive is referred to herein as a named executive officer (“NEO”).

Name and Principal Position	Year	Salary	Stock Awards(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation(3)	Total ($)
Brian E. Argrett, Chief Executive Officer	2023	$577,500	$275,000	$114,883	$75,876	$1,043,259
	2022	$550,000	$210,000	$206,250	$66,463	$1,032,713
Brenda J. Battey Chief Financial Officer	2023	$278,250	$75,286	$43,858	$54,710	$452,104
	2022	$265,000	$61,900	$75,287	$40,206	$442,393
Ruth McCloud Chief Operating Officer	2023	$270,000	$73,736	$42,621	$38,263	$424,620
	2022	$260,000	$52,700	$73,736	$26,270	$412,706

(1)
This column reports the grant date fair value of restricted stock granted during each year reported. The amounts reported in this column have been calculated in accordance with FASB ASC Topic 718. A description of the methodologies and assumptions we use to value equity awards and the manner in which we recognize the related expense are described in Note 17 to our consolidated financial statements, Stock-Based Compensation.

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

(3)
Includes amounts paid by the Company to the 401(k) account of the NEO and allocations under the City First Bank, National Association Employee Stock Ownership Plan. Also includes perquisites and other benefits consisting of automobile and telephone allowances, health benefits and life insurance premiums.

Employment Agreements

Brian Argrett

The Company and Mr. Argrett are parties to an employment agreement effective November 17, 2021 (the “Employment Agreement”), providing for Mr. Argrett’s continued service as the Company’s President and Chief Executive Officer and a member of the Board and the board of directors of the Bank. The Employment Agreement has a five-year term beginning on April 1, 2021, subject to annual one-year automatic extensions thereafter unless the Company or Mr. Argrett provides at least 90-days’ prior written notice. Under the agreement, Mr. Argrett was entitled to a base salary of $520,000 per year for the 2021 calendar year, which increased to $550,000 effective January 1, 2022, and $577,500 effective January 1, 2023, which may be further increased but not decreased (other than in connection with an across-the-board reduction in salary applicable to other executive officers) in the Board’s discretion. Mr. Argrett’s target bonus is equal to 30% of his base salary based on the degree of achievement of specified business plan objectives as evaluated annually by the Compensation Committee. No bonus will be paid if the degree of achievement of the business plan objectives is less than 80%. The cash bonus will range from 24% of base salary if the degree of achievement of the business plan objectives is 80% up to a maximum of 37.5% of base salary if the degree of achievement of the business plan objectives is 125% or more.

Mr. Argrett is eligible for annual opportunities to receive grants of restricted stock, with the grant date value determined by the Compensation Committee based on the degree of achievement of specified performance metrics determined by the Company. The target grant date value of such grants for each year is 40% of base salary. No equity grants will be made if the degree of achievement of specified business plan objectives is less than 80%, and the grants will range in grant date value from 32% of base salary if the degree of achievement of the business plan objectives is 80% up to a maximum of 50% of base salary if the degree of achievement of the business plan objectives is 125% or more. All such awards will vest as to 33% on the first anniversary of grant, with the remainder vesting in equal monthly installments over the following 24 months, or in full in the event of Mr. Argrett’s death, disability, termination for Good Reason, or termination by the Company without Cause. “Cause” includes Mr. Argrett’s failure to substantially perform duties or material breach of the Employment Agreement or Company policy by Mr. Argrett (each after a permitted cure period); willful violation of law or regulation; conviction of a felony and certain other events of a comparable nature. “Good Reason” includes the demotion of Mr. Argrett or reduction of his authority or responsibilities; reduction of his salary (other than a reduction described above); failure to reelect him to the Board or the board of directors of the Bank; relocation of his current primary work location by more than 20 miles; or the Company’s material breach of the Employment Agreement (after a permitted cure period).

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

The Employment Agreement replaced in its entirety the prior employment agreement, dated December 29, 2017, by and among the Bank, CFBanc Corporation, and Mr. Argrett that was assumed by the Company in connection with the Merger.

Brenda Battey and Ruth McCloud

Each of Brenda Battey and Ruth McCloud serve in their respective positions pursuant to employment agreements (the “Executive Employment Agreements”) entered into with the Company and the Bank effective in May 2017 and subsequently amended in certain respects. The Executive Employment Agreements provided for an initial term of employment of three years, subject to annual one-year extensions by mutual agreement of the parties. The Executive Employment Agreements provide for the payment of an annual base salary, which is currently $278,250 for Ms. Battey, and $270,000 for Ms. McCloud, which are subject to annual review and possible increase by the Board. The Executive Employment Agreements also provide for participation in the Bank’s Employee Stock Ownership Plan, eligibility to receive equity-based awards pursuant to the Company’s 2018 Long-Term Incentive Plan of such types and in such amounts as are determined by the Board, and eligibility to participate in all employee benefit plans applicable to senior executive officers, including the Bank’s Incentive Plan, the Company’s 401(k) plan (with continuation of the Company’s employee contribution matching policy as of the effective date of the employment agreements), and medical, dental, life and long-term disability programs.

Each Executive Employment Agreement may be terminated by the Company with or without Cause (including failure by the Company to request an annual extension of an agreement’s term) and following the Merger may be terminated by the executive for any reason and will also terminate in the event of the death or Disability (as defined in the Executive Employment Agreement) of the executive. “Cause” is defined in each Executive Employment Agreement to include the executive’s failure substantially to perform her duties, or material breach by her of her employment agreement or any material written policy of the Company, in each case if not cured within 30 days after notice from the Board requiring such cure; willful violation of any law, rule or regulation (excluding traffic violations and similar offenses); entry of a final regulatory cease and desist order against her; and other offenses involving fraud, moral turpitude, or dishonesty involving personal profit.

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

Incentive Compensation

The Bank’s Incentive Plan is designed to reward management for productivity, high performance, and implementing the business plan and vision of the Bank. The Compensation and Benefits Committee establishes performance objectives in advance of each year. These performance objectives are derived from the Company’s Strategic Plan, which is reviewed and approved by the Board annually, and typically covers the ensuing three years. The compensation payable under the Incentive Plan is tied directly to the attainment of the pre-established performance objectives. The Incentive Plan provides for a minimum, target, and maximum incentive opportunity equal to cash awards of 24%, 30%, and 37.5%, respectively, of base salary for the CEO, and cash awards of 20%, 25%, and 31%, respectively, of base salary for the other senior executive officers, and lower percentages of base salary for other managers.

In order for the Incentive Plan participants to receive any form of payout, a minimum financial threshold of 80% of the Board approved consolidated net earnings for the Incentive Plan year must be achieved. For each year, the Board establishes specific objectives in the following areas:

•	Net Earnings

•	Capital

•	Compliance

•	Net Loan Growth

•	Asset Quality

•	Core Deposit Growth

For 2023 and 2022, the specific goals related to Net Earnings, Mission Execution, Asset Quality, Net Portfolio Growth, Operational Efficiency, Net Interest Margin Improvement, Capital Management, and Compliance Risk Management. At the end of the Incentive Plan year, each goal is assessed, and results calculated. The Compensation Committee, pursuant to the terms of the Incentive Plan, determined that the pre-established objectives for 2023 and 2022 were achieved at least in part, and those achievements were used by the Committee to determine the payouts for the annual incentive awards for the respective year and the restricted stock awards that were granted in 2023 and 2022.

Grants of Plan-Based Awards in 2023 and 2022

During 2023, a restricted stock award totaling 32,126 Class A shares was granted to Mr. Argrett under the Amended and Restated 2018 Long Term Incentive Plan. During 2022, a restricted stock award totaling 17,156 Class A shares was granted to Mr. Argrett under the 2018 Long Term Incentive Plan.

During 2023, restricted stock awards totaling 8,795 and 8,614 shares were granted to each of Ms. Battey and Ms. McCloud, respectively, under the Amended and Restated 2018 Long Term Incentive Plan. During 2022, restricted stock awards totaling 5,057 and 4,305 shares were granted to each of Ms. Battey and Ms. McCloud, respectively, under the 2018 Long Term Incentive Plan.

There were no grants of restricted stock units or stock options to the NEOs for the years ended December 31, 2023 or 2022.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by each NEO as of December 31, 2023.

	Option Awards				Restricted Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) (Exercisable)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)(1)	Option Exercise Price ($)(2)	Option Expiration Date(3)	Number of Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)
Brian E. Argrett	—	—	—	—	45,851	$311,328
Brenda J. Battey	18,750	—	12.96	02/24/2026	12,841	$87,190
Ruth McCloud	12,500	—	12.96	02/24/2026	12,058	$81,874

(1)	Options became fully vested on February 24, 2021.
(2)	Based upon the fair market value of a share of Company common stock on the date of grant.
(3)	Terms of outstanding stock options are for a period of ten years from the date the option is granted.
(4)
7,149 of these shares vest ratably over the following 15 months after December 31, 2023, and 32,126 of these shares vest 33.3% on the one year anniversary of the grant date of June 21, 2023, and the remaining 66.6% of these shares vest ratably over the succeeding 24 months after the anniversary date.

(5)
4,046 of the shares for Ms. Battey and 3,444 of the shares for Ms. McCloud vest on each of March 16, 2024, 2025, 2026, and 2027 and 8,795 of the shares for Ms. Battey and 8,614 of the shares for Ms. McCloud vest in five equal annual installments on each anniversary of June 21, 2023.

Anti-Hedging Policy

Our employees, officers, and directors are prohibited from engaging in any kind of hedging transaction that could reduce or limit such person’s holdings, ownership, or interest in or to any securities of the Company. Prohibited transactions include the purchase of financial instruments such as prepaid variable forward contracts, instruments for short sale or purchase or sale of call or put options, equity swaps, collars, or units of exchangeable funds, that are designed to, or that may reasonably be expected to, have the effect of hedging or offsetting a decrease in the market value of any securities of the Company.

Clawback Policy

In October of 2023, we adopted a clawback policy intended to comply with the requirements of Nasdaq Listing Standard 5608 implementing Rule 10D-1 under the Exchange Act. In the event the Company is required to prepare an accounting restatement of the Company’s financial statements due to material non-compliance with any financial reporting requirement under the federal securities laws, the Company will seek to recover, on a reasonably prompt basis, the excess incentive-based compensation received by any covered executive, including our named executive officers, during the prior three fiscal years that exceeds the amount that the executive otherwise would have received had the incentive-based compensation been determined based on the restated financial statements.

DIRECTOR COMPENSATION

Effective January 1, 2022, the non-employee directors of the Company are entitled to a quarterly fee of $12,500 (“Board Service Retainer”). In addition, outside directors who serve as Chair of one or more committees receive an additional quarterly fee of $1,500 (“Committee Chair Service Retainer”). In lieu of the Board Service Retainer payments, any outside director who serves as Lead Independent Director receives a quarterly fee of $14,000, and any outside director who serves as Chair of the Board receives a quarterly fee of $15,000. In addition, each calendar year the Company issues $12,000 in unrestricted stock to each outside director for service during such year.

Members of the Board do not receive separate compensation for their service on the board of directors of the Bank.

The following table summarizes the compensation paid to non-employee directors for the year ended December 31, 2023.
.
Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Total
Wayne-Kent A. Bradshaw	$58,500	$12,000	$70,500
Robert C. Davidson	$56,000	$12,000	$68,000
Mary Ann Donovan	$50,000	$12,000	$62,000
John Driver	$50,000	$12,000	$62,000
Marie C. Johns	$62,000	$12,000	$74,000
William A. Longbrake	$56,000	$12,000	$68,000
David J. McGrady	$56,000	$12,000	$68,000
Dutch C. Ross III	$56,000	$12,000	$68,000

(1)	Includes payments of annual retainer fees, and retainer fees paid to chairs of Board committees.
(2)
The amounts shown reflect the aggregate fair value of stock awards on the grant date, as determined in accordance with FASB ASC Topic 718. For each director, the number of shares of Common Stock was determined by dividing the grant date value of the award, $12,000, by $10.40, the closing price of the Company’s Common Stock on February 21, 2023, the date of grant (adjusted for the reverse stock split on October 31, 2023.) As of December 31, 2023, none of the directors held any outstanding equity awards.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS (NOT FULLY UPDATED)

The following table sets forth information as of April 30, 2024 concerning the shares of the Company’s common stock owned by each person known to the Company to be a beneficial owner of more than 5% of the Company’s Voting Common Stock, each director or director nominee, each Named Executive Officer, and all current directors and executive officers as a group. Except as otherwise indicated, and subject to any interests of the reporting person’s spouse, we believe that the beneficial owners of common stock listed below, based on information furnished by such owners, have sole voting and investment power with respect to such shares. As of April 30, 2024, we had 6,033,212 shares of Voting Common Stock outstanding.

Beneficial Owner	Number of Shares of Voting Common Stock Beneficially Owned	Percent of Voting Common Stock	Number of Shares of Non-Voting Common Stock, Class B Beneficially Owned(1)	Number of Shares of Non-Voting Common Stock, Class C Beneficially Owned(2)	Percent of Total Common Stock Outstanding(3)
5% Beneficial Owners:
City First Enterprises(4)	827,778	13.72%	—	—	9.07%
City First Bank, National Association Employee Stock Ownership Trust (5)	607,608	10.07%	—	—	6.65%
Cedars-Sinai Medical Center(6)	351,123	5.82%	—	—	3.85%
The Vanguard Group	326,102	5.41%			3.57%

Directors and Executive Officers(7):
Brian E. Argrett(8)	80,464	1.33%	—	—	*
Wayne-Kent A. Bradshaw	35,746	*	—	—	*
Robert C. Davidson(9)	13,069	*	—	—	*
Mary Ann Donovan	2,165	*	—	—	*
John M. Driver	1,153	*	—	—	*
Marie C. Johns	2,165	*	—	—	*
William A. Longbrake	9,665	*	—	—	*
David J. McGrady	2,165	*	—	—	*
Dutch C. Ross III	6,004	*	—	—	*
Brenda J. Battey(10)	49,254	*	—	—	*
Ruth McCloud(11)	40,782	*	—	—	*

John F. Tellenbach	5,298	*	—	—	*

LaShanya D. Washington(12)	12,177	*	—	—	*
Sonja S. Wells(13)	23,940	*	—	—	*
Current directors and executive officers as a group (15 persons)	284,047	4.70%	—	—	3.11%

*	Less than 1%.
(1)	The Class B non-voting common stock may not be converted to Voting Common Stock.
(2)
The Class C non-voting common stock may be converted to Voting Common Stock only upon the occurrence of certain prescribed forms of sales to third parties that are not affiliated with the holders thereof.

(3)
The total number of outstanding common shares as of April 30, 2024 was 9,131,348, which includes all outstanding shares of Class A voting common stock, Class B non-voting common stock, and Class C non-voting common stock.

(4)	The address for City First Enterprises is 1 Thomas Circle, NW, Suite 700, Washington, D.C. 20005.
(5)	The address for the City First Bank, National Association Employee Stock Ownership Trust (“ESOP”) is 1432 U Street, N.W. Washington, DC 20009-3916.
(6)	The address for Cedars-Sinai Medical Center is 8700 Beverly Boulevard, TRES 6500, Los Angeles, CA 90048.
(7)	The address for each of the directors and named executive officers is 4601 Wilshire Boulevard, Suite 150, Los Angeles, CA 90010.
(8)	Includes 1,798 allocated shares under the ESOP.
(9)
Includes [[8,750]] shares that are held by the Robert and Alice Davidson Trust, dated August 11, 1982. Robert Davidson and Alice Davidson share investment and voting power with respect to the shares held by the Robert and Alice Davidson Trust in their capacities as trustees of the trust.

(10)	Includes 5,488 allocated shares under the ESOP and 18,750 shares subject to options granted under the LTIP, which options are all currently exercisable.
(11)	Includes 4,969 allocated shares under the ESOP and 12,500 shares subject to options granted under the LTIP, which options are all currently exercisable.
(12)	Includes 1,286 allocated shares under the ESOP.
(13)	Includes 1,678 allocated shares under the ESOP.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Transactions by us with related persons are subject to formal written policies, as well as regulatory requirements and restrictions. These requirements and restrictions include Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s Regulation W (which govern certain transactions by us with our affiliates) and the Federal Reserve’s Regulation O (which governs certain loans by the Bank to its executive officers, directors, and principal stockholders). We have adopted policies to comply with these regulatory requirements and restrictions. The Company’s current loan policy provides that all loans made by the Company or its subsidiary to its directors and executive officers or their associates must be made on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness who are not related to the Company and must not involve more than the normal risk of collectability or present other unfavorable features. As of December 31, 2023, the Company did not have any loans to related parties or affiliates. Loans to insiders and their related interests require approval by the Board, or a Board designated committee. We also apply the same standards to any other transactions with an insider. Personal loans made to any executive officer or director must comply with Regulation O. Additionally, loans and other related party transactions are subject to Audit Committee review and approval requirements.

From time to time, City First Enterprises and the Bank will each make an investment in the same community development project. These loans by the Bank are made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the Bank, and do not involve more than the normal risk of collectability or present other unfavorable features. All such loans are reviewed, approved, or ratified by the Director’s Loan Committee of the Bank and are made in accordance with the Bank’s lending and credit policies.

Parents of Smaller Reporting Company

City First Enterprises is the owner of 827,778 shares of our Voting Common Stock, which represents approximately 13.72% of our Voting Common Stock outstanding. In addition, four members of our board – Mr. Argrett, our President and CEO, Dr. Longbrake, Mr. McGrady, and Ms. Donovan – are also members of the Board of Directors of City First Enterprises.

Director Independence

We have adopted standards for director independence pursuant to the Nasdaq listing standards. The Board has considered relationships, transactions, and/or arrangements with each of its directors, and has determined that all of the Company’s non-employee directors (Mr. Bradshaw, Mr. Davidson, Ms. Donovan, Mr. Driver, Ms. Johns, Dr. Longbrake, Mr. McGrady, and Mr. Ross) are “independent” under applicable Nasdaq listing standards and Securities and Exchange Commission (“SEC”) rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee reviews and pre-approves all audit and non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services, in accordance with the pre-approval policies and procedures that have been established by the Audit Committee. All fees incurred in the years ended December 31, 2023 and 2022 for services rendered by Moss Adams were approved by the Audit Committee. No non-audit services were provided by Moss Adams for the years indicated.

The following table sets forth the aggregate fees billed to us by Moss Adams for the years indicated, inclusive of out-of-pocket expenses.

	2023	2022
	(In thousands)
Audit fees(1)	$474	$409
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$474	$409

(1)
Aggregate fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements included in the Company’s Annual Report on Form 10-K and for the reviews of the Company’s consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q. The services provided by the independent accounts are for SEC-related filings only.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
1. See Index to Consolidated Financial Statements.
2. Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto included under Item 8, “Financial Statements and Supplementary Data.”

(b)	List of Exhibits

Exhibit Number*

3.1	Amended and Restated Certificate of Incorporation of Registrant (Exhibit 3.1 to Form 8-K filed by Registrant on April 5, 2021)
3.2	Certificate of Amendment to Certificate of Incorporation of Registrant (Exhibit 3.1 to Form 8-K filed by the Registrant on November 1, 2023)
3.3	Bylaws of Registrant (Exhibit 3.2 to Form 8‑K filed by Registrant on August 24, 2020)
3.4	Certificate of Designations for the Series B Junior Participating Preferred Stock (Exhibit 3.1 to Form 8-K filed by Registrant on September 11, 2019)
3.5	Certificate of Designations of Senior Non-Cumulative Perpetual Preferred Stock, Series C (Exhibit 3.1 to Form 8-K filed by Registrant on June 8, 2022)
4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Exhibit 4.1 to Form 10-K filed by Registrant on April 15, 2022)
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

10.4**	Broadway Financial Corporation Amended and Restated 2018 Long‑Term Incentive Plan
10.5**	Form of Award Agreement for restricted stock granted pursuant to Broadway Financial Corporation Amended and Restated 2018 Long‑Term Incentive Plan
10.6**	Employment Agreement, dated as of March 22, 2017, for Wayne‑Kent A. Bradshaw (Exhibit 10.7 to Form 10-K filed by Registrant on March 29, 2019)
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

10.30	Letter Agreement and Securities Purchase Agreement, dated June 7, 2022 (Exhibit 10.1 to Form 8-K filed by Registrant on June 8, 2022)
21.1	List of Subsidiaries
23.1	Consent of Moss Adams LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
97.1	Compensation Clawback Policy

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL (included as Exhibit 101).

**	Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

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

/s/ BRIAN ARGRETT	Date: May 20, 2024
Brian Argrett
Chief Executive Officer and President
(Principal Executive Officer)

/s/ BRENDA J. BATTEY	Date: May 20, 2024
Brenda J. Battey
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ WAYNE-KENT A. BRADSHAW	Date: May 20, 2024
Wayne-Kent A. Bradshaw
Chairman of the Board

/s/ MARIE C. JOHNS	Date: May 20, 2024
Marie C. Johns
Lead Independent Director

/s/ WILLIAM A. LONGBRAKE	Date: May 20, 2024
William A. Longbrake
Audit Committee Chairman

/s/ ROBERT C. DAVIDSON, JR.	Date: May 20, 2024
Robert C. Davidson, Jr.
Director

/s/ MARY ANN DONOVAN	Date: May 20, 2024
Mary Ann Donovan
Director

/s/ DAVID J. MCGRADY	Date: May 20, 2024
David J. McGrady
Director

/s/ DUTCH C. ROSS III	Date: May 20, 2024
Dutch C. Ross III
Director

/s/ JOHN M. DRIVER	Date: May 20, 2024
John M. Driver
Director

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Index to Consolidated Financial Statements

Years ended December 31, 2023 and 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Broadway Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Broadway Financial Corporation and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for the allowance for credit losses in the year ended December 31, 2023 due to the adoption of Accounting Standards Update 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements. The Company adopted the new credit loss standard using the modified retrospective approach such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee, and that (1) relate to accounts or disclosures that are material to the consolidated financial statements, and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

As described in Note 1 and 4 to the consolidated financial statements, the Company’s allowance for credit losses for loans balance was $7.3 million at December 31, 2023. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of loans held for investment to present the net carrying value at the amount expected to be collected. The allowance for credit losses for loans is maintained at a level sufficient to provide for expected credit losses over the lives of the loans based on evaluating historical credit loss experience and making qualitative reserve factor adjustments to historical loss information for each loan category for differences in the specific risk characteristics in the current loan portfolio based on reasonable and supportable forecasts. These qualitative reserve factors include (i) changes in lending policies and procedures, including changes in underwriting standards and collections, charge offs, and recovery practices; (ii) changes in international, national, regional, and local conditions; (iii) changes in the nature and volume of the portfolio and terms of loans; (iv) changes in the experience, depth, and ability of lending management; (v) changes in the volume and severity of past due loans and other similar conditions; (vi) changes in the quality of the organization’s loan review system; (vii) changes in the value of underlying collateral for collateral dependent loans; (viii) the existence and effect of any concentrations of credit and changes in the levels of such concentrations; and (ix) the effect of other external factors (i.e., competition, legal and regulatory requirements) on the level of estimated credit losses.

We identified the estimation of the qualitative reserve factors used in the allowance for credit losses for loans receivable held for investment, as a critical audit matter. The qualitative reserve factors are used to estimate credit losses related to matters that are not captured in the historical loss component of the allowance for credit losses for loans receivable held for investment and require significant management judgement based on management’s evaluation of available internal and external data. Auditing management’s judgements regarding the qualitative reserve factors applied to the allowance for credit losses for loans receivable held for investment involved challenging and subjective auditor judgement when performing audit procedures and evaluating the results of those procedures.

The primary procedures we performed to address this critical audit matter included:

•
Obtaining management’s analysis and supporting documentation related to the qualitative reserve factors, and testing whether the qualitative reserve factors used in the calculation of the allowance for credit losses for loans are supported by the analysis provided by management.

•	Evaluating the reasonableness of the assumptions used for adjustments to the qualitative reserve factors.

•
Evaluating the methodology and assumptions used in the calculation of the allowance for credit losses for loans, and testing the calculation itself, including completeness and accuracy of the data used in the calculation, application of the qualitative reserve factors determined by management and used in the calculation, and recalculation of the allowance for credit losses balance.

/s/ Moss Adams LLP

Sacramento, California
May 20, 2024

We have served as the Company’s auditor since 2014.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Financial Condition

	December 31, 2023	December 31, 2022
	(In thousands, except share and per share)
Assets:
Cash and due from banks	$5,460	$7,459
Interest-bearing deposits in other banks	99,735	8,646
Cash and cash equivalents	105,195	16,105
Securities available-for-sale, at fair value	316,950	328,749
Loans receivable held for investment, net of allowance of $7,348 and $4,388	880,457	768,046
Accrued interest receivable	4,938	3,973
Federal Home Loan Bank (FHLB) stock	10,156	5,535
Federal Reserve Bank (FRB) stock	3,543	5,264
Office properties and equipment, net	9,840	10,291
Bank owned life insurance	3,275	3,233
Deferred tax assets, net	9,538	11,872
Core deposit intangible, net	2,111	2,501
Goodwill	25,858	25,858
Other assets	3,543	2,866
Total assets	$1,375,404	$1,184,293
Liabilities and stockholders’ equity
Liabilities:
Deposits	$682,635	$686,916
Securities sold under agreements to repurchase	73,475	63,471
FHLB advances	209,319	128,344
Bank Term Funding Program borrowing	100,000	–
Notes payable	14,000	14,000
Accrued expenses and other liabilities	13,878	11,910
Total liabilities	1,093,307	904,641
Stockholders’ equity:
Non-Cumulative Redeemable Perpetual Preferred stock, Series C; authorized 150,000 shares at December 31, 2023 and December 31, 2022; issued and outstanding 150,000 shares at December 31, 2023 and December 31, 2022; liquidation value $1,000 per share	150,000	150,000
Common stock, Class A, $0.01 par value, voting; authorized 75,000,000 shares at December 31, 2023 and December 31, 2022; issued 6,230,705 shares at December 31, 2023 and 6,408,151(1) shares at December 31, 2022; outstanding 5,914,861 shares at December 31, 2023 and 6,080,745(1) shares at December 31, 2022	62	64
Common stock, Class B, $0.01 par value, non-voting; authorized 15,000,000 shares at December 31, 2023 and December 31, 2022; issued and outstanding 1,425,574(1) shares at December 31, 2023 and December 31, 2022	14	14
Common stock, Class C, $0.01 par value, non-voting; authorized 25,000,000 shares at December 31, 2023 and December 31, 2022; issued and outstanding 1,672,562(1) at December 31, 2023 and December 31, 2022	17	17
Additional paid-in capital	142,601	144,157
Retained earnings	12,552	9,294
Unearned Employee Stock Ownership Plan (ESOP) shares	(4,492)	(1,265)
Accumulated other comprehensive loss, net of tax	(13,525)	(17,473)
Treasury stock-at cost, 327,228(1) shares at December 31, 2023 and at December 31, 2022	(5,326)	(5,326)
Total Broadway Financial Corporation and Subsidiary stockholders’ equity	281,903	279,482
Non-controlling interest	194	170
Total liabilities and stockholders’ equity	$1,375,404	$1,184,293
(1)	Retroactively adjusted, as applicable, for the 1-for-8 reverse stock split effective November 1, 2023 - see Note 2

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years Ended December 31,
	2023	2022
	(In thousands, except per share)
Interest income:
Interest and fees on loans receivable	$37,143	$28,732
Interest on available-for-sale securities	8,697	5,596
Other interest income	1,388	1,941
Total interest income	47,228	36,269
Interest expense:
Interest on deposits	7,512	2,104
Interest on borrowings	10,254	1,305
Total interest expense	17,766	3,409
Net interest income	29,462	32,860
Provision for credit losses	933	997
Net interest income after provision for credit losses	28,529	31,863
Non-interest income:
Service charges	179	145
Grants	4,156	-
Other	1,022	1,050
Total non-interest income	5,357	1,195
Non-interest expense:
Compensation and benefits	15,653	14,303
Occupancy expense	1,870	1,615
Information services	2,777	2,933
Professional services	3,126	2,758
Supervisory costs	613	413
Office services and supplies	101	174
Corporate insurance	245	231
Amortization of core deposit intangible	390	435
Advertising and promotional expense	168	137
Travel expense	221	188
Other	2,199	1,752
Total non-interest expense	27,363	24,939
Income before income taxes	6,523	8,119
Income tax expense	1,985	2,413
Net income	$4,538	$5,706
Less: Net income attributable to non-controlling interest	24	70
Net income attributable to Broadway Financial Corporation	$4,514	$5,636
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available-for-sale arising during the period	$5,552	$(24,047)
Income tax expense (benefit)	1,604	(7,125)
Other comprehensive income (loss), net of tax	3,948	(16,922)
Comprehensive income (loss)	$8,462	$(11,286)
Earnings per common share-basic	$0.52	$0.62
Earnings per common share-diluted	$0.51	$0.62

See accompanying notes to consolidated financial statements

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share and per share)

	Preferred Stock Non-Voting	Common Stock Voting	Common Stock Non-Voting	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Non- Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2021	$3,000	$58	$35	$140,940	$(551)	$3,673	$(829)	$(5,326)	$100	$141,100
Net income	–	–	–	–	–	5,636	–	–	70	5,706
Preferred shares issued	150,000	–	–	–	–	–	–	–	–	150,000
Increase in unreleased shares	–	–	–	–	–	–	(500)	–	–	(500)
Release of unearned ESOP shares	–	–	–	2	–	–	64	–	–	66
Stock-based compensation expense	–	–	–	133	–	–	–	–	–	133
Director stock compensation expense	–	–	–	84	–	–	–	–	–	84
Conversion of preferred shares to common shares	(3,000)	2	–	2,998	–	–	–	–	–	–
Conversion of non-voting shares into voting shares	–	4	(4)	–	–	–	–	–	–	–
Dividends paid on preferred stock	–	–	–	–	–	(15)	–	–	–	(15)
Other comprehensive loss, net of tax	–	–	–	–	(16,922)	–	–	–	–	(16,922)
Balance at December 31, 2022	150,000	64	31	144,157	(17,473)	9,294	(1,265)	(5,326)	170	279,652
Cumulative effect of change related to adoption of ASU 2016-13	–	–	–	–	–	(1,256)	–	–	–	(1,256)
Adjusted balance, January 1, 2023	150,000	64	31	144,157	(17,473)	8,038	(1,265)	(5,326)	170	278,396
Net income	–	–	–	–	–	4,514	–	–	24	4,538
Release of unearned ESOP shares	–	–	–	(80)	–	–	173	–	–	93
Increase in unreleased shares	–	–	–	–	–	–	(3,400)	–	–	(3,400)
Stock-based compensation expense	–	(2)	–	210	–	–	–	–	–	208
Director stock compensation expense	–	–	–	95	–	–	–	–	–	95
Share repurchase - FDIC	–	–	–	(1,781)	–	–	–	–	–	(1,781)
Other comprehensive income, net of tax	–	–	–	–	3,948	–	–	–	–	3,948
Balance at December 31, 2023	$150,000	$62	$31	$142,601	$(13,525)	$12,552	$(4,492)	$(5,326)	$194	$282,097

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Years Ended December 31
	2023	2022
	(In thousands)
Cash flows from operating activities:
Net income	$4,538	$5,706
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	933	997
Depreciation and amortization	385	376
Net change of deferred loan origination costs	413	229
Net amortization of premiums & discounts on available-for-sale securities	(1,044)	(225)
Accretion of purchase accounting marks on loans	(235)	(831)
Amortization of core deposit intangible	390	435
Director compensation expense-common stock	95	84
Accretion of premium on FHLB advances	(23)	(38)
Stock-based compensation expense	208	133
ESOP compensation expense	93	66
Earnings on bank owned life insurance	(42)	(43)
Net change in assets and liabilities:
Deferred tax assets	1,238	1,492
Accrued interest receivable	(965)	(601)
Other assets	(677)	(995)
Accrued expenses and other liabilities	2,287	(461)
Net cash provided by operating activities	7,594	6,324
Cash flows from investing activities:
Net change in loans receivable held for investment	(115,331)	(119,928)
Principal payments and maturities on available-for-sale securities	18,395	19,325
Purchase of available-for-sale securities	–	(215,500)
Purchase of FRB stock	–	(4,571)
Purchase of FHLB stock	(13,287)	(5,414)
Proceeds from redemption of FHLB stock	8,667	2,452
Proceeds from redemption of FRB stock	1,720	–
Purchase of office properties and equipment	(208)	(323)
Net cash used in investing activities	(100,044)	(323,959)
Cash flows from financing activities:
Net change in deposits	(4,281)	(101,136)
Net change in securities sold under agreements to repurchase	10,004	11,511
Increase in unreleased ESOP shares	(3,400)	(500)
Proceeds from issuance of preferred stock	–	150,000
Proceeds from Bank Term Funding Program	100,000	–
Dividends paid on preferred stock	–	(15)
Share repurchase - FDIC	(1,781)	–
Proceeds from FHLB advances	456,138	95,500
Repayments of FHLB advances	(375,140)	(53,140)
Net cash provided by financing activities	181,540	102,220
Net change in cash and cash equivalents	89,090	(215,415)
Cash and cash equivalents at beginning of the period	16,105	231,520
Cash and cash equivalents at end of the period	$105,195	$16,105
Supplemental disclosures of cash flow information:
Cash paid for interest	$16,921	$3,053
Cash paid for income taxes	2,036	332
Supplemental non-cash disclosures:
Common stock issued in exchange for preferred stock	$–	$3,000
Assets acquired (liabilities assumed) in acquisition:
Goodwill	–	(138)
Deferred taxes	–	138

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2023 and 2022

Note 1 – Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation

Broadway Financial Corporation (the “Company”) was incorporated under Delaware law in 1995 for the purpose of acquiring and holding all of the outstanding capital stock of Broadway Federal Savings and Loan Association as part of the bank’s conversion from a federally chartered mutual savings association to a federally chartered stock savings bank. In connection with the conversion, the bank’s name was changed to Broadway Federal Bank, f.s.b. (“Broadway Federal”). The conversion was completed, and Broadway Federal became a wholly‑owned subsidiary of the Company, in January 1996.

On April 1, 2021, the Company completed its merger with CFBanc Corporation, with the Company continuing as the surviving entity. Immediately following the CFBanc Merger, Broadway Federal merged with and into City First Bank of D.C, National Association with City First Bank of D.C., National Association (the “Bank”) continuing as the surviving entity (combined with Broadway Federal). Concurrently with the Merger, the Bank changed its name to City First Bank, National Association.

The Bank’s business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential and commercial real estate located in the Bank’s market areas. At December 31, 2023, the Bank operated three retail‑banking offices: Los Angeles and in the nearby city of Inglewood in California, and another in Washington, D.C. The Bank is subject to significant competition from other financial institutions and is also subject to regulation by certain federal agencies and undergoes periodic examinations by those regulatory authorities.

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

Out-of-Period Adjustments

Following the quarter ended September 30, 2023, the Company performed a review of internal controls over financial reporting, encompassing an examination of financial reporting processes. During this assessment and while preparing financial statements for the three and nine months ended September 30, 2023, certain previously unrecorded adjustments totaling $8 thousand, net of tax expense, increasing net income were identified pertaining to prior periods. In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108, these adjustments were evaluated both individually and collectively. Following this assessment, management determined these adjustments were immaterial to both historical and current reporting periods. Consequently, the Company determined that no amendment to the previously filed reports was warranted. However, recognizing the importance of transparency and accuracy, the Company addressed these prior period adjustments and incorporated them into its financial statements for the three and nine months ended September 30, 2023. These adjustments are included in the Other Expense line item on the Consolidated Statements of Operations and Comprehensive Income (Loss).

Use of Estimates

To prepare consolidated financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and actual results could differ from these estimates. The allowance and provision for credit losses, deferred tax asset valuation allowance, and fair values of investment securities and other financial instruments are particularly subject to change.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash items in the process of collection, amounts due from correspondent banks and the Federal Reserve Bank of San Francisco (the “Federal Reserve Bank”), and interest‑bearing deposits in other banks with initial terms of ninety days or less. The Company may be required to maintain reserve and clearing balances with the Federal Reserve Bank under the Federal Reserve Act of 1913, as amended. Effective on March 26, 2020, as a part of Federal Reserve Bank’s tools to promote maximum employment, Federal Reserve Bank Board reduced reserve requirement ratios to zero. The reserve and clearing requirement balance were no longer required at December 31, 2023. Net cash flows are reported for customer loan and deposit transactions, interest‑bearing deposits in other banks, deferred income taxes and other assets and liabilities.

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

The Company’s assessment of available-for-sale investment securities as of December 31, 2023, indicated that an ACL was not required. The Company analyzed available-for-sale investment securities that were in an unrealized loss position and determined the decline in fair value for those securities was not related to credit, but rather related to changes in interest rates and general market conditions. As such, no ACL was recorded for available-for-sale securities as of December 31, 2023.

Loans Receivable Held for Investment

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of allowance for credit losses, deferred loan fees and costs and unamortized premiums and discounts. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct loan origination costs, premiums and discounts are deferred, and recognized in income using the level‑yield method without anticipating prepayments.

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

Purchased Credit Deteriorated Loans

Prior to the adoption of ASC 326, loans that were purchased in a business combination that showed evidence of credit deterioration since their origination and for which it was probable, at acquisition, that not all contractually required payments would be collected were classified as purchased-credit impaired (“PCI”). The Company accounted for PCI loans and associated income recognition in accordance with ASC Subtopic 310-30 – Receivables-Loans and Debt Securities Acquired with Deteriorated Credit Quality. Upon acquisition, the Company measured the amount by which the undiscounted expected future cash flows on PCI loans exceeded the estimated fair value of the loan as the “accretable yield,” representing the amount of estimated future interest income on the loan. The amount of accretable yield was re-measured at each financial reporting date, representing the difference between the remaining undiscounted expected cash flows and the current carrying value of the PCI loan. The accretable yield on PCI loans was recognized in interest income using the interest method.

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

Real Estate: Single-Family – Subject to adverse employment conditions in the local economy leading to increased default rate, decreased market values from oversupply in a geographic area and incremental rate increases on adjustable-rate mortgages which may impact the ability of borrowers to maintain payments.

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

Real Estate: Construction – Subject to adverse conditions in the local economy, which may lead to reduced demand for new commercial, multi‑family, or single-family buildings or reduced lease or sale opportunities once the building is complete.

Commercial and SBA Loans– Subject to industry and economic conditions including decreases in product demand.

Consumer – Subject to adverse employment conditions in the local economy, which may lead to higher default rates.

Modified Loans to Borrowers Experiencing Financial Difficulty

In certain instances, the Company makes modifications to loans in order to alleviate temporary difficulties in the borrower’s financial condition and/or constraints on the borrower’s ability to repay the loan, and to minimize potential losses to the Company. Modifications include: changes in the amortization terms of the loan, reductions in interest rates, acceptance of interest only payments, and reductions to the outstanding loan balance (or any combination of such changes). Such loans are typically placed on nonaccrual status when there is doubt concerning the full repayment of principal and interest or the loan has been in default for a period of 90 days or more. Such loans may be returned to accrual status when all contractual amounts past due have been brought current, and the borrower’s performance under the modified terms of the loan agreement and the ultimate collectability of all contractual amounts due under the modified terms is no longer in doubt. The Company typically measures the ACL on these loans on an individual basis as the loans are deemed to no longer have risk characteristics that are similar to other loans in the portfolio. The determination of the ACL for these loans is based on a discounted cash flow approach, unless the loan is deemed collateral dependent, which requires measurement of the ACL based on the estimated expected fair value of the underlying collateral, less selling costs.

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

Goodwill and intangible assets acquired in a purchase business combination and that are determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate the necessity for such impairment tests to be performed. The Company has selected December 31st as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Company’s consolidated statement of financial condition.

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

Noncontrolling Interests

For consolidated subsidiaries that are less than wholly-owned, the third-party holdings of equity interests are referred to as noncontrolling interests. The portion of net income attributable to noncontrolling interests for such subsidiaries is presented as net income applicable to noncontrolling interests on the consolidated statements of operations and comprehensive income (loss), and the portion of the stockholders’ equity of such subsidiaries is presented as noncontrolling interests on the consolidated statements of financial condition and consolidated statements of changes in stockholders’ equity.

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

Earnings Per Common Share

Basic earnings per share of common stock is computed pursuant to the two‑class method by dividing net income available to common stockholders less dividends paid on participating securities (unvested shares of restricted common stock) and any undistributed earnings attributable to participating securities by the weighted average common shares outstanding during the period. The weighted average common shares outstanding includes the weighted average number of shares of common stock outstanding less the weighted average number of unvested shares of restricted common stock. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per share of common stock includes the dilutive effect of unvested stock awards. It also includes the dilutive effect of additional potential common shares issuable under stock options using the treasury method.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of the net income from operations and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available‑for‑sale, net of tax, which are also recognized as separate components of equity.

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

Fair values are estimated using relevant market information and other assumptions, as more fully disclosed in Note 8 “Fair Value”. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Operating Segments

The Company operates as a single segment. The operating information used by management to assess performance and make operating decisions about the Company is the consolidated financial data presented in these financial statements. For the years ended 2023 and 2022, the Company has determined that banking is its one reportable business segment.

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

Accounting Pronouncements Yet to Be Adopted

In March 2023, the FASB issued ASU 2023-02 – Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, a Consensus of the Emerging Issues Task Force. The amendments in this ASU allow the option for an entity to apply the proportional amortization method of accounting to other equity investments that are made for the primary purpose of receiving tax credits or other income tax benefits, if certain conditions are met. Prior to this ASU, the application of the proportional amortization method of accounting was limited to investments in low-income housing tax credit structures. The proportional amortization method of accounting results in the amortization of applicable investments, as well as the related income tax credits or other income tax benefits received, being presented on a single line in the consolidated statements of operations and comprehensive loss (within income tax expense). Under this ASU, an entity has the option to apply the proportional amortization method of accounting to applicable investments on a tax-credit-program-by-tax-credit-program basis. In addition, the amendments in this ASU require that all tax equity investments accounted for using the proportional amortization method use the delayed equity contribution guidance in paragraph 323-740-25-3, requiring a liability be recognized for delayed equity contributions that are unconditional and legally binding or for equity contributions that are contingent upon a future event when that contingent event becomes probable. Under this ASU, low-income housing tax credit investments for which the proportional amortization method is not applied can no longer be accounted for using the delayed equity contribution guidance. Further, this ASU specifies that impairment of low-income housing tax credit investments not accounted for using the equity method must apply the impairment guidance in Topic 323 – Investments-Equity Method and Joint Ventures. This ASU also clarifies that for low-income housing tax credit investments not accounted for under the proportional amortization method or the equity method, an entity shall account for them under Topic 321 – Investments-Equity Securities. The amendments in this ASU also require additional disclosures in interim and annual periods concerning investments for which the proportional amortization method is applied, including the nature of tax equity investments and the effect of tax equity investments and related income tax credits and other income tax benefits on the consolidated statements of financial position and results of operations. The provisions of this ASU are effective for the Company for interim and annual periods beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The new ASU adds required disclosure of significant segments expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, as well as the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance. The ASU also clarifies that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance, an entity may report one or more of those additional measures of segment profit; however, at least one of the reported segment profit or loss measures should be the measure that is most consistent with the measurement principals used in measuring the corresponding amounts in the entity’s consolidated financial statements. Finally, the new ASU requires that an entity that has only one reportable segment provide all of the disclosures required by this ASU and all existing segment disclosures in Topic 280. The provisions of this ASU are effective, on a prospective basis, for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in this ASU will not affect the Company’s consolidated statements of financial condition or consolidated statements of operations and comprehensive loss; however, the required disclosures will be added to the Company’s consolidated financial statements after the ASU is adopted.

In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU address investor requests for more transparency about income tax information through improvements to income tax disclosures. The ASU enhances existing requirements that an entity disclose a tabular reconciliation, using both reporting currency amounts and percentages, of the entity’s reported income tax expense and the amount computed by multiplying income from continuing operations before income taxes by the applicable statutory Federal income tax rate by including specific categories in the rate reconciliation table and requiring additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). The ASU also includes requirements to disclose the amount of income taxes paid (net of refunds received) disaggregated by Federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid are equal to or greater than 5% of total income taxes paid. The amendments in this ASU are effective, on a prospective basis, for annual periods beginning after December 31, 2024. Early adoption is permitted. The amendments in this ASU will not affect the Company’s consolidated statements of financial condition or consolidated statements of operations and comprehensive loss; however, the required disclosures will be added to the Company’s consolidated financial statements after the ASU is adopted.

Note 2 – Capital

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

During the first quarter of 2022, the Company completed the exchange of all the Series A Fixed Rate Cumulative Redeemable Preferred Stock, with an aggregate liquidation value of $3.0 million, plus accrued dividends, for 149,164 shares of Class A Common Stock at an exchange price of $20.08 per share of Class A Common Stock.

On October 31, 2023, the Company effected a reverse stock split of the Company’s outstanding shares of Class A common stock, Class B common stock, and Class C common stock, par value $0.01 per share, at a ratio of 1-for-8 (the “Reverse Stock Split”). The shares of Class A Common Stock listed on The Nasdaq Capital Market commenced trading on The Nasdaq Capital Market on a post-Reverse Stock Split adjusted basis at the open of business on November 1, 2023.  As a result of the Reverse Stock Split, the number of issued and outstanding shares of common stock immediately prior to the Reverse Stock Split was reduced, such that every eight shares of common stock held by a stockholder immediately prior to the Reverse Stock Split were combined and reclassified into one share of common stock. All common stock share amounts and per share numbers discussed herein have been adjusted for the Reverse Stock Split.

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

Note 3 – Securities

The following table summarizes the amortized cost and fair value of the available‑for‑sale investment securities portfolios at December 31, 2023 and December 31, 2022 and the corresponding amounts of unrealized gains (losses) which are recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2023:
Federal agency mortgage-backed securities	$76,091	$3	$(9,316)	$66,778
Federal agency Collateralized Mortgage Obligations “CMOs”	24,720	–	(1,381)	23,339
Federal agency debt	50,893	–	(3,057)	47,836
Municipal bonds	4,833	–	(460)	4,373
U. S. Treasuries	167,055	–	(3,175)	163,880
SBA pools	12,386	4	(1,646)	10,744
Total available-for-sale securities	$335,978	$7	$(19,035)	$316,950
December 31, 2022:
Federal agency mortgage-backed securities	$84,955	$2	$(10,788)	$74,169
Federal agency CMOs	27,776	–	(1,676)	26,100
Federal agency debt	55,687	26	(4,288)	51,425
Municipal bonds	4,866	–	(669)	4,197
U. S. Treasuries	165,997	–	(5,408)	160,589
SBA pools	14,048	9	(1,788)	12,269
Total available-for-sale securities	$353,329	$37	$(24,617)	$328,749

There were no sales of securities during the years ended December 31, 2023 or 2022.

The amortized cost and estimated fair value of all investment securities available-for-sale at December 31, 2023, by contractual maturities are shown below. Contractual maturities may differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Due in one year or less	$103,441	$–	$(1,179)	$102,262
Due after one year through five years	119,530	–	(5,231)	114,299
Due after five years through ten years	29,078	2	(1,802)	27,278
Due after ten years (1)	83,929	5	(10,823)	73,111
	$335,978	$7	$(19,035)	$316,950

(1)	Mortgage-backed securities, CMOs and SBA pools do not have a single stated maturity date and therefore have been included in the “Due after ten years” category.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2023:	(In thousands)
Federal agency mortgage-backed securities	$–	$–	$66,575	$(9,316)	$66,575	$(9,316)
Federal agency CMOs	–	–	23,339	(1,381)	23,339	(1,381)
Federal agency debt	3,018	(37)	44,818	(3,020)	47,836	(3,057)
Municipal bonds	–	–	4,373	(460)	4,373	(460)
U. S. Treasuries	–	–	163,880	(3,175)	163,880	(3,175)
SBA pools	286	(1)	9,439	(1,645)	9,725	(1,646)
Total	$3,304	$(38)	312,424	$(18,997)	$315,728	$(19,035)

December 31, 2022:
Federal agency mortgage-backed securities	$38,380	$(4,807)	$35,526	$(5,981)	$73,906	$(10,788)
Federal agency CMOs	20,997	(885)	5,103	(791)	26,100	(1,676)
Federal agency debt	26,383	(1,529)	21,956	(2,759)	48,339	(4,288)
Municipal bonds	2,176	(315)	2,021	(354)	4,197	(669)
U. S. Treasuries	143,989	(3,884)	16,600	(1,524)	160,589	(5,408)
SBA pools	3,743	(365)	6,763	(1,423)	10,506	(1,788)
Total	$235,668	$(11,785)	$87,969	$(12,832)	$323,637	$(24,617)

Securities with a market value of $89.0 million were pledged as collateral for securities sold under agreements to repurchase as of December 31, 2023 and included $47.8 million of U.S. Treasuries, $30.2 million of federal agency debt, and $11.0 million of federal agency mortgage-backed securities. Securities with a market value of $64.4 million were pledged as collateral for securities sold under agreements to repurchase as of December 31, 2022 and included $33.3 million of federal agency debt, $19.2 million of U.S. Treasuries and $11.9 million of federal agency mortgage-backed securities. Investment securities with a book value of $107.3 million and a fair value of $98.3 million were pledged as collateral to the Federal Reserve as of December 31, 2023 for borrowings under the Bank Term Funding Program.

At December 31, 2023 and 2022, there were no securities pledged to secure public deposits since those public deposits are under $250 thousand which are fully insured by FDIC. At December 31, 2023 and 2022, there were no holdings of securities by any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity. Accrued interest receivable on securities was $1.2 million at December 31, 2023 and 2022, and is included in the consolidated statement of financial condition in accrued interest receivable.

At December 31, 2023 and 2022, there were no securities in nonaccrual status. All securities in the portfolio were current with their contractual principal and interest payments. At December 31, 2023 and 2022, there were no securities purchased with deterioration in credit quality since their origination, and there were no collateral dependent securities.

Note 4 – Loans Receivable Held for Investment

Loans receivable held for investment were as follows as of the periods indicated:

	December 31, 2023	December 31, 2022
	(In thousands)
Real estate:
Single-family	$24,702	$30,038
Multi-family	561,447	502,141
Commercial real estate	119,436	114,574
Church	12,717	15,780
Construction	89,887	40,703
Commercial – other	63,450	64,841
SBA loans (1)	14,954	3,601
Consumer	13	11
Gross loans receivable before deferred loan costs and premiums	886,606	771,689
Unamortized net deferred loan costs and premiums	1,971	1,755
	888,577	773,444
Credit and interest marks on purchased loans, net	(772)	(1,010)
Allowance for credit losses(2)	(7,348)	(4,388)
Loans receivable, net	$880,457	$768,046

(1)	Including Paycheck Protection Program (PPP) loans.
(2)	The allowance for credit losses as of December 31, 2022 was accounted for under ASC 450 and ASC 310, which is reflective of probable incurred losses as of the date of the consolidated statement of financial condition. Effective January 1, 2023, the allowance for credit losses is accounted for under ASC 326, which is reflective of estimated expected lifetime credit losses.

As of December 31, 2023 and 2022, the commercial loan category above included $2.5 million and $2.7 million of loans issued under the SBA’s Paycheck Protection Program. PPP loans have terms of two to five years and earn interest at 1%. PPP loans are fully guaranteed by the SBA and have virtually no risk of loss. The Bank expects the vast majority of the PPP loans to be fully forgiven by the SBA.

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

The following table summarizes the activity in the allowance for credit losses on loans for the period indicated:

	For the Year Ended December 31, 2023
	Beginning Balance	Impact of CECL Adoption	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance
	(In thousands)
Loans receivable held for investment:
Real estate:
Single-family	$109	$214	$–	$–	$(63)	$260
Multi-family	3,273	603	–	109	428	4,413
Commercial real estate	449	466	–	107	72	1,094
Church	65	37	–	–	(30)	72
Construction	313	219	–	–	400	932
Commercial - other	175	254	–	–	100	529
SBA loans	–	20	–	–	28	48
Consumer	4	(4)	–	–	–	–
Total	$4,388	$1,809	$–	$216	$935	$7,348

The following table presents the activity in the allowance for loan losses by loan type for the period indicated:

	For the Year Ended December 31, 2022
	Real Estate
	Single- family	Multi‑ family	Commercial real estate	Church	Construction	Commercial– other	Consumer	Total
	(In thousands)
Beginning balance	$145	$2,657	$236	$103	$212	$23	$15	$3,391
Provision for (recapture of) loan losses	(36)	616	213	(38)	101	152	(11)	997
Recoveries	–	–	–	–	–	–	–	–
Loans charged off	–	–	–	–	–	–	–	–
Ending balance	$109	$3,273	$449	$65	$313	$175	$4	$4,388

The ACL increased to $7.3 million as of December 31, 2023, compared to $4.4 million as of December 31, 2022. The increase was primarily due to the implementation of the CECL methodology adopted by the Bank effective January 1, 2023, which increased the ACL by $1.8 million. In addition, the Bank recorded an additional provision for credit losses of $935 thousand for the twelve months ended December 31, 2023 due to loan growth of $114.9 million. The CECL methodology includes estimates of expected loss rates in the future, whereas the former ALLL methodology did not.

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

The following table presents collateral dependent loans by collateral type as of the date indicated:

	December 31, 2023
	Single-Family	Multi-Family Residential	Church	Business Assets	Total
Real estate:	(In thousands)
Single-family	$45	$–	$–	$–	$45
Multi-family	–	5,672	–	–	5,672
Commercial real estate	–	–	65	–	65
Church	–	–	391	–	391
Commercial – other	–	–	–	268	268
Total	$45	$5,672	$456	$268	$6,441

At December 31, 2023, $6.4 million of individually evaluated loans were evaluated based on the underlying value of the collateral and no individually evaluated loans were evaluated using a discounted cash flow approach. These loans had an associated ACL of $112 thousand as of December 31, 2023.  None of these collateral dependent loans were on nonaccrual status at December 31, 2023.

As part of the CFBanc merger on April 1, 2021, the Company acquired PCD loans. Prior to the CFBanc merger, there were no such acquired loans. The carrying amount of those loans was as follows:

	December 31, 2023	December 31, 2022
	(In thousands)
Real estate:
Single-family	$–	$68
Commercial real estate	–	–
Commercial – other	47	57
	$47	$125

The following table summarizes the discount on the PCD loans for the periods indicated:

	December 31, 2023	December 31, 2022
	(In thousands)
Balance at the beginning of the period	$27	$289
Deductions due to payoffs	(13)	–
Accretion	(12)	(262)
Balance at the end of the period	$2	$27

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

The following table presents the balance in the allowance for loan losses and the recorded investment (unpaid contractual principal balance less charge-offs, less interest applied to principal, plus unamortized deferred costs and premiums) by loan type and based on the impairment method as of the date indicated:

	December 31, 2022
	Real Estate
	Single family	Multi‑ family	Commercial real estate	Church	Construction	Commercial– other	Consumer	Total
	(In thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3	$–	$–	$4	$–	$–	$–	$7
Collectively evaluated for impairment	106	3,273	449	61	313	175	4	4,381
Total ending allowance balance	$109	$3,273	$449	$65	$313	$175	$4	$4,388
Loans:
Loans individually evaluated for impairment	$57	$–	$–	$1,655	$–	$–	$–	$1,712
Loans collectively evaluated for impairment	20,893	462,539	63,929	9,008	38,530	29,558	11	624,468
Subtotal	20,950	462,539	63,929	10,663	38,530	29,558	11	626,180
Loans acquired in the Merger	9,088	41,357	50,645	5,117	2,173	38,884	–	147,264
Total ending loans balance	$30,038	$503,896	$114,574	$15,780	$40,703	$68,442	$11	$773,444

The following table presents information related to loans individually evaluated for impairment by loan type as of the period indicated:

	December 31, 2022
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(In thousands)
With no related allowance recorded:
Multi-family	$–	$–	$–
Church	1,572	1,572	–
With an allowance recorded:
Single-family	57	57	3
Church	83	83	4
Total	$1,712	$1,712	$7

The recorded investment in loans excludes accrued interest receivable due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for net charge‑offs.

The following table presents the monthly average of loans individually evaluated for impairment by loan type and the related interest income for the periods indicated:

	For the Year Ended December 31, 2022
	Average Recorded Investment	Cash Basis Interest Income Recognized
	(In thousands)
Single-family	$83	$3
Multi-family	–	–
Church	2,381	103
Total	$2,464	$106

Past Due Loans

The following tables present the aging of the recorded investment in past due loans by loan type as of the periods indicated:

	December 31, 2023
	30‑59 Days Past Due	60‑89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Real estate:
Single-family	$–	$–	$–	$–	$24,702	$24,702
Multi-family	–	401	–	401	563,017	563,418
Commercial real estate	–	–	–	–	119,436	119,436
Church	–	–	–	–	12,717	12,717
Construction	–	–	–	–	89,887	89,887
Commercial - other	–	–	–	–	63,450	63,450
SBA loans	379	–	–	379	14,575	14,954
Consumer	–	–	–	–	13	13
Total	$379	$401	$–	$780	$887,797	$888,577

	December 31, 2022
	30‑59 Days Past Due	60‑89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Real estate:
Single-family	$–	$–	$–	$–	$30,038	$30,038
Multi-family	–	–	–	–	503,896	503,896
Commercial real estate	–	–	–	–	114,574	114,574
Church	–	–	–	–	15,780	15,780
Construction	–	–	–	–	40,703	40,703
Commercial - other	–	–	–	–	64,841	64,841
SBA loans	–	–	–	–	3,601	3,601
Consumer	–	–	–	–	11	11
Total	$–	$–	$–	$–	$773,444	$773,444

The following table presents the recorded investment in non‑accrual loans by loan type as of the periods indicated:

	December 31, 2023	December 31, 2022
Loans receivable held for investment:	(In thousands)
Church	-	144
Total non-accrual loans	$-	$144

There were no loans 90 days or more delinquent that were accruing interest as of December 31, 2023 or December 31, 2022. None of the church non-accrual loans were delinquent, but none qualified for accrual status as of the dates indicated.

Cash‑basis interest income recognized represents cash received for interest payments on accruing impaired loans and interest recoveries on non‑accrual loans that were paid off. Interest payments collected on non‑accrual loans are characterized as payments of principal rather than payments of the outstanding accrued interest on the loans until the remaining principal on the non‑accrual loans is considered to be fully collectible or paid off. When a loan is returned to accrual status, the interest payments that were previously applied to principal are deferred and amortized over the remaining life of the loan. Foregone interest income that would have been recognized had loans performed in accordance with their original terms amounted to $31 thousand for the year ended December 31, 2022, and was not included in the consolidated results of operations.

Modified Loans to Troubled Borrowers

On January 1, 2023, the Company adopted ASU 2022-02, which introduces new reporting requirements for modifications of loans to borrowers experiencing financial difficulty. GAAP requires that certain types of modifications of loans in response to a borrower’s financial difficulty be reported, which consist of the following: (i) principal forgiveness, (ii) interest rate reduction, (iii) other-than-insignificant payment delay, (iv) term extension, or (v) any combination of the foregoing. The ACL for loans that were modified in response to a borrower’s financial difficulty is measured on a collective basis, as with other loans in the loan portfolio, unless management determines that such loans no longer possess risk characteristics similar to others in the loan portfolio. In those instances, the ACL for such loans is determined through individual evaluation. There were no loan modifications to borrowers that were experiencing financial difficulty during the year-ended December 30, 2023.

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

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. For single-family residential, consumer and other smaller balance homogenous loans, a credit grade is established at inception, and generally only adjusted based on performance. Information about payment status is disclosed elsewhere herein. The Company analyzes all other loans individually by classifying the loans as to credit risk. This analysis is performed at least on a quarterly basis. The Company uses the following definitions for risk ratings:

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

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination as of December 31, 2023:
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
	(In thousands)
Single-family:
Pass	$–	$2,474	$1,862	$2,940	$1,485	$12,374	$–	$21,135
Watch	–	–	750	–	–	999	–	1,749
Special Mention	–	–	–	–	–	116	–	116
Substandard	–	–	–	1,365	–	337	–	1,702
Total	$–	$2,474	$2,612	$4,305	$1,485	$13,826	$–	$24,702

Multi-family:
Pass	$81,927	$183,295	$145,652	$27,356	$44,511	$47,119	$–	$529,860
Watch	–	4,686	6,203	–	1,186	6,474	–	18,549
Special Mention	–	–	899	–	–	1,344	–	2,243
Substandard	–	–	–	–	363	12,403	–	12,766
Total	$81,927	$187,981	$152,754	$27,356	$46,060	$67,340	$–	$563,418

Commercial real estate:
Pass	$9,881	$22,131	$26,019	$24,684	$6,718	$15,106	$–	$104,539
Watch	–	442	–	5,286	–	2,599	–	8,327
Special Mention	–	–	–	–	325	–	–	325
Substandard	–	–	–	$–	$–	6,245	–	$6,245
Total	$9,881	$22,573	$26,019	$29,970	$7,043	$23,950	$–	$119,436

Church:
Pass	$2,923	$–	$2,210	$1,748	$–	$2,704	$–	$9,585
Watch	–	–	–	–	636	1,525	–	2,161
Special Mention	–	–	–	–	–	–	–	–
Substandard	–	–	–	–	–	971	–	971
Total	$2,923	$–	$2,210	$1,748	$636	$5,200	$–	$12,717

Construction:
Pass	$–	$1,109	$1,198	$–	$–	$–	$–	$2,307
Watch	42,300	35,179	5,484	–	–	2,097	–	85,060
Special Mention	–	–	2,520	–	–	–	–	2,520
Substandard	–	–	–	–	–	–	–	–
Total	$42,300	$36,288	$9,202	$–	$–	$2,097	$–	$89,887

Commercial – other:
Pass	$15,000	$9,077	$87	$5,600	$–	$25,154	$–	$54,918
Watch	–	312	–	1,500	6,550	–	–	8,362
Special Mention	–	–	170	–	–	–	–	170
Substandard	–	–	–	–	–	–	–	–
Total	$15,000	$9,389	$257	$7,100	$6,550	$25,154	$–	$63,450

SBA:
Pass	$11,809	$109	$2,453	$–	$16	$100	$–	$14,487
Watch	–	–	–	–	–	–	–	–
Special Mention	–	–	–	467	–	–	–	467
Substandard	–	–	–	–	–	–	–	–
Total	$11,809	$109	$2,453	$467	$16	$100	$–	$14,954

Consumer:
Pass	$13	$–	$–	$–	$–	$–	$–	$13
Watch	–	–	–	–	–	–	–	–
Special Mention	–	–	–	–	–	–	–	–
Substandard	–	–	–	–	–	–	–	–
Total	$13	$–	$–	$–	$–	$–	$–	$13

Total loans:
Pass	$121,553	$218,195	$179,481	$62,328	$52,730	$102,557	$–	$736,844
Watch	42,300	40,619	12,437	6,786	8,372	13,694	–	124,208
Special Mention	–	–	3,589	467	325	1,460	–	5,841
Substandard	–	–	–	1,365	363	19,956	–	21,684
Total loans	$163,853	$258,814	$195,507	$70,946	$61,790	$137,667	$–	$888,577

Based on the most recent analysis performed, the risk categories of loans by loan type as of the dates indicated were as follows:

	December 31, 2022
	Pass	Watch	Special Mention	Substandard	Doubtful	Loss	Total
		(In thousands)
Single-family	$29,022	$354	$260	$402	$–	$–	$30,038
Multi-family	479,182	9,855	14,859	–	–	–	503,896
Commercial real estate	104,066	4,524	1,471	4,513	–	–	114,574
Church	14,505	728	–	547	–	–	15,780
Construction	2,173	38,530	–	–	–	–	40,703
Commercial – others	53,396	11,157	–	288	–	–	64,841
SBA	3,032	569	–	–	–	–	3,601
Consumer	11	–	–	–	–	–	11
Total	$685,387	$65,717	$16,590	$5,750	$–	$–	$773,444

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

The allowance for off-balance sheet commitments was $364 thousand and $412 thousand at December 31, 2023 and 2022, respectively. These amounts are included in accrued expenses and other liabilities on the consolidated statements of condition.  The recovery of credit losses for off-balance sheet commitments was $2 thousand for the year ended December 31, 2023.

Note 5 – Office Properties and Equipment, net

Year‑end office properties and equipment were as follows:

	December 31, 2023	December 31, 2022
	(In thousands)
Land	$5,322	$5,322
Office buildings and improvements	6,433	6,303
Right of use assets	655	889
Furniture, fixtures, and equipment	2,318	2,185
	14,728	14,699
Less accumulated depreciation	(4,888)	(4,408)
Office properties and equipment, net	$9,840	$10,291

Depreciation expense was $385 thousand and $376 thousand for the years 2023 and 2022, respectively.

Note 6 – Leases

Effective October 1, 2021, the Bank entered into an operating lease for its administrative offices at 4601 Wilshire Boulevard in Los Angeles.

The ROU asset represents our right to use the underlying asset during the lease term. Operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized based on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate at the date of implementation of the new accounting standard. The ROU asset totaled $655 thousand as of December 31, 2023 and was included in office properties and equipment, net, on the consolidated statements of financial condition. The lease liability totaled $655 thousand as of December 31, 2023 and was included in accrued expenses and other liabilities on the consolidated statements of financial condition.

The operating lease has one 5-year extension option at the then fair market rate. As this extension option is not reasonably certain of exercise, it is not included in the lease term. The Bank has no finance leases.

The Company recognized rent expense of $305 thousand in 2023 and $214 thousand in 2022.

Additional information regarding our operating leases is summarized below for the periods indicated (dollars in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities for operating leases:	$242	$229
ROU assets obtained in exchange for lease liabilities	–	–
Weighted average remaining lease term in months	33	45
Weighted average discount rate	1.1%	1.1%

The future minimum payments for operating leases with remaining terms of one year or more as of December 31, 2023 were as follows (in thousands):

Year ended December 31, 2024	$242
Year ended December 31, 2025	242
Year ended December 31, 2026	181
Total future minimum lease payments	665
Amounts representing interest	(10)
Present value of net future minimum lease payments	$655

Note 7 – Goodwill and Core Deposit Intangible

The Company recognized goodwill of $25.9 million and a core deposit intangible of $2.1 million. The following table presents the changes in the carrying amounts of goodwill and core deposit intangibles for the year ended December 31, 2023 and 2022:

	December 31, 2023
	Goodwill	Core Deposit Intangible
	(In thousands)
Balance at the beginning of the period	$25,858	$2,501
Additions	–	–
Change in deferred tax estimate	–	–
Amortization	–	(390)
Balance at the end of the period	$25,858	$2,111

	December 31, 2022
	Goodwill	Core Deposit Intangible
	(In thousands)
Balance at the beginning of the period	$25,996	$2,936
Additions	–	–
Change in deferred tax estimate	(138)	–
Amortization	–	(435)
Balance at the end of the period	$25,858	$2,501

No impairment charges were recorded during 2023 or 2022 for goodwill. Management’s assessment of goodwill is performed in accordance with ASC 350-20 – Intangibles-Goodwill and Other, which allows the Company to perform a qualitative assessment of goodwill to determine if it is more likely than not the fair value of the Company’s equity is below its carrying value. The Company performed its qualitative assessment as of December 31, 2023 as well as a quantitative assessment as of December 31, 2023 due to concerns regarding declines in the Company’s stock price. No impairment charges were necessary as a result of the quantitative assessment.

The carrying value and accumulated amortization related to the Company’s core deposit intangible consisted of the following at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
	(In thousands)

Core deposit intangible acquired	$3,329	$3,329
Less: accumulated amortization	(1,218)	(828)
	$2,111	$2,501

The following table outlines the estimated amortization expense related to the core deposit intangible during the next five fiscal years:

(In thousands)

2024	$336
2025	315
2026	304
2027	291
2028	279
Thereafter	586
$2,111

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
At December 31, 2023:
Securities available-for-sale:
Federal agency mortgage-backed securities	$–	$66,778	$–	$66,778
Federal agency CMOs	–	23,339	–	23,339
Federal agency debt	–	47,836	–	47,836
Municipal bonds	–	4,373	–	4,373
U.S. Treasuries	163,880	–	–	163,880
SBA pools	–	10,744	–	10,744

At December 31, 2022:
Securities available-for-sale:
Federal agency mortgage-backed	$–	$74,169	$–	$74,169
Federal agency CMO	–	26,100	–	26,100
Federal agency debt	–	51,425	–	51,425
Municipal bonds	–	4,197	–	4,197
U.S. Treasuries	160,589	–	–	160,589
SBA pools	–	12,269	–	12,269

There were no transfers between Level 1, Level 2, or Level 3 during the years ended December 31, 2023 and 2022.

Fair Values of Financial Instruments

The carrying amounts and estimated fair values of financial instruments as of the periods indicated were as follows:

	Carrying	Fair Value Measurements at December 31, 2023
	Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$105,195	$105,195	$–	$–	$105,195
Securities available-for-sale	316,950	163,880	153,070	–	316,950
Loans receivable held for investment	880,457	–	–	746,539	746,539
Accrued interest receivable	4,938	306	1,301	3,331	4,938
Bank owned life insurance	3,275	3,275	–	–	3,275
Financial Liabilities:
Deposits	$682,635	$–	$536,171	$–	$536,171
FHLB advances	209,319	–	208,107	–	208,107
Securities sold under agreements to repurchase	73,475	–	72,597	–	72,597
Bank Term Funding Program borrowing	100,000	–	100,000	–	100,000
Note payable	14,000	–	–	14,000	14,000
Accrued interest payable	1,420	–	1,420	–	1,420

	Carrying	Fair Value Measurements at December 31, 2022
	Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$16,105	$16,105	$–	$–	$16,105
Securities available-for-sale	328,749	160,589	168,160	–	328,749
Loans receivable held for investment	768,046	–	–	641,088	641,088
Accrued interest receivable	3,973	442	793	2,738	3,973
Bank owned life insurance	3,233	3,233	–	–	3,233
Financial Liabilities:
Deposits	$686,916	$–	$673,615	$–	$673,615
FHLB advances	128,344	–	126,328	–	126,328
Securities sold under agreements to repurchase	63,471	–	60,017	–	60,017
Note payable	14,000	–	–	14,000	14,000
Accrued interest payable	453	–	453	–	453

Note 9 – Deposits

Deposits are summarized as follows:

	December 31, 2023	December 31, 2022
	(In thousands)
Interest checking and other demand deposits	$219,138	$244,562
Non‑interest-bearing demand deposits	107,891	89,779
Money market deposits	127,590	155,200
Savings deposits	59,981	62,322
Certificates of deposit	168,035	135,053
Total	$682,635	$686,916

The Bank accepts two types of deposits from a deposit placement service called the Certificate of Deposit Account Registry Service (“CDARS”). Reciprocal deposits are the Bank’s own retail deposits in amounts in excess of the insured limits. The CDARS program allows banks to place their customers’ funds in FDIC‑insured certificates of deposit at other banks and, at the same time, receive an equal sum of funds from the customers of other banks in the CDARS Network. These deposits totaled $114.8 million and $74.6 million at December 31, 2023 and 2022, respectively and are not considered to be brokered deposits. The other type of deposit that may be accepted under the CDARS program is nonreciprocal deposits which are considered to be brokered funds. As of December 31, 2023, the Bank had no such deposits.

At December 31, 2023 and 2022, the Bank had $0 and $4.3 million in (non-CDARS) brokered deposits, respectively.

As of December 31, 2023 and 2022, approximately $286.4 million and $212.9 million of our total deposits (including deposits from affiliates) were not insured by FDIC insurance, which represented 37% and 31% of total deposits, respectively.

Scheduled maturities of certificates of deposit for the next five years are as follows:

Maturity	Amount
(In thousands)
2024	$141,705
2025	20,002
2026	6,000
2027	178
2028	10
Thereafter	140
$168,035

Certificates of deposit of $250 thousand or more totaled $23.5 million and $30.2 million at December 31, 2023 and 2022, respectively.

The Company has a significant concentration of deposits with five long‑time customers that accounted for approximately 28% and 27% of its deposits as of December 31, 2023 and 2022, respectively. The Company expects to maintain the relationships with the customers for the near term.

Deposits from principal officers, directors, and their affiliates totaled $21.3 million and $24.3 million at December 31, 2023 and 2022, respectively.

Note 10 – Borrowings

The following table summarizes information relating to FHLB advances at or for the periods indicated:

	At or For the Year Ended December 31,
	2023	2022
	(Dollars in thousands)
FHLB Advances:
Average balance outstanding during the year	$177,261	$61,593
Maximum amount outstanding at any month‑end during the year	$210,242	$128,823
Balance outstanding at end of year	$209,319	$128,344
Weighted average interest rate at end of year	4.91%	3.74%
Average cost of advances during the year	4.70%	1.74%
Weighted average maturity (in months)	2	7

Each advance is subject to a prepayment penalty if paid before its maturity date. The advances were collateralized by $435.4 million and $328.1 million of commercial real estate loans at December 31, 2023 and 2022, respectively, under a blanket lien arrangement. Based on collateral pledged and the Company’s holdings of FHLB stock as of December 31, 2023, the Company was eligible to borrow up to an additional $117.0 million at year‑end 2023.

Scheduled maturities of FHLB advances are as follows:

Amount
(In thousands)
2024	$176,638
2025	32,681
$209,319

On December 27, 2023, the Company borrowed $100.0 million from the Federal Reserve under the Bank Term Funding Program (“BTFP”). As of December 31, 2023, $100.0 million was outstanding. The interest rate on this borrowing is fixed at 4.84% and the borrowing matures on December 29, 2024. Investment securities with a book value of $107.3 million and a fair value of $98.3 million were pledged as collateral for this borrowing as of December 31, 2023. There are no prepayment penalties for early payoff. As the BTFP ended on March 11, 2024, no additional borrowings can be made under the program.

In addition, the Bank had additional lines of credit of $10.0 million with other financial institutions as of December 31, 2023.

Note 11 – Securities Sold Under Agreements to Repurchase

The Bank enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Bank may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Bank to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Bank’s consolidated statements of financial condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. As of December 31, 2023, securities sold under agreements to repurchase totaled $73.5 million at an average rate of 2.60%. These agreements mature on a daily basis, but management expects the agreements to be available in the foreseeable future. The fair value of securities pledged totaled $89.0 million as of December 31, 2023 and included $47.8 million of U.S. Treasuries, $30.2 million of federal agency debt, and $11.0 million of federal agency mortgage-backed securities. As of December 31, 2022, securities sold under agreements to repurchase totaled $63.5 million at an average rate of 0.38%. The fair value of securities pledged totaled $64.4 million as of December 31, 2022 and included $33.3 million of federal agency debt, $19.2 million of U.S. Treasuries and $11.9 million of federal agency mortgage-backed securities.

Note 12 – Notes Payable

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

There were two notes outstanding at CFC 45 as of December 31, 2023. Note A was in the amount of $9.9 million with a fixed interest rate of 5.2% per annum. Note B was in the amount of $4.1 million with a fixed interest rate of 0.24% per annum. Quarterly interest only payments commenced in March 2016 and continued through March 2023 for Notes A and B. Beginning in September 2023, quarterly principal and interest payments were due for Notes A and B. Both notes would have matured on December 1, 2040, but were paid off during January 2024.

Note 13 – Employee Benefit Plans

401(k) Plans

In July of 2022, the Broadway Federal Bank 401(k) benefit plan and the City First Bank 401(k) benefit plan were combined into one plan called “the City First Bank 401(k) benefit plan” (the “401(k) Plan”). The 401(k) Plan allows employee contributions for substantially all employees up to 15% of their compensation, which are matched at a rate equal to 50% of the first 6% of compensation contributed. In addition, the 401(k) Plan makes a non-elective safe harbor contribution of 3% of each eligible employee’s compensation. Expenses related to the 401(k) plans totaled $447 thousand in 2023 and $309 thousand for 2022.

ESOP Plan

Employees participate in an Employee Stock Ownership Plan (“ESOP”) after attaining certain age and service requirements. During 2022, the ESOP purchased 58,369 shares of the Company’s common stock at an average cost of $8.57 per share for a total cost of $500 thousand which was funded with a $5 million line of credit from the Company. During 2023, the ESOP purchased 369,958 additional shares of the Company’s common stock at an average cost of $9.19 per share for a total cost of $3.4 million which was funded with the line of credit. Any loans or borrowings under the line of credit will be repaid from the Bank’s discretionary contributions to the ESOP, net of dividends paid, over a period of 20 years. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. When loan payments are made, shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid‑in capital. Dividends on allocated shares increase participant accounts. Dividends on unallocated shares will be used to repay the loan. At the end of employment, participants will receive shares for their vested balance. Compensation expense related to the ESOP was $307 thousand for 2023 and $66 thousand for 2022.

Shares held by the ESOP were as follows:

	December 31, 2023	December 31, 2022
	(Dollars in thousands)
Allocated to participants	134,444	132,188
Committed to be released	28,669	1,237
Suspense shares	458,829	118,561
Total ESOP shares	621,942	251,986
Fair value of unearned shares	$4,217	$1,016

During 2023 and 2022, 28,669 and 5,032 of ESOP shares were released for allocation to participants, respectively. The outstanding book balance of unearned ESOP shares at December 31, 2023 and 2022 was $4.5 million and $1.3 million, respectively, which is shown as unearned ESOP shares in the equity section of the consolidated statements of financial condition.

During December of 2022, the Company issued a $5 million line of credit to the ESOP Plan for the purchase of additional shares. As of December 31, 2023, the trustee for the ESOP had purchased 428,327 shares at a total cost of $3.9 million. As of December 31, 2022, the trustee for the ESOP had purchased 58,369 shares at a total cost of $500 thousand.

All common stock share amounts and per share amounts above have been retroactively adjusted, as applicable, for the 1-for-8 reverse stock split effective November 1, 2023. See Note 2.

Note 14 – Income Taxes

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

Income tax expense was as follows:

	2023	2022
	(In thousands)
Current
Federal	$300	$700
State	398	218
Deferred
Federal	1,046	944
State	241	551
Total	$1,985	$2,413

Effective tax rates differ from the federal statutory rate of 21% applied to income before income taxes due to the following:

	2023	2022
	(In thousands)
Federal statutory rate times pre-tax net income	$1,370	$1,705
Effect of:
State taxes, net of federal benefit	512	623
Earnings from bank owned life insurance	(9)	(9)
Low-income housing credits	–	(6)
Change in valuation allowance	80	–
Tax effect of stock-based compensation	14	25
Other, net	18	75
Total	$1,985	$2,413

Year‑end deferred tax assets and liabilities were due to the following:

	2023	2022
	(In thousands)
Deferred tax assets:
Allowance for credit losses	$2,008	$1,063
Accrued liabilities	580	555
State income taxes	30	45
Stock compensation	196	226
Net operating loss carryforward	1,982	2,616
Partnership investment	340	257
General business credit	1,962	1,962
Alternative minimum tax credit	11	5
Net unrealized loss on securities available-for-sale	5,815	7,388
Right of use liability	196	266
Fair value adjustment on acquired loans	223	291
Other	212	332
Total deferred tax assets	13,555	15,006
Less: valuation allowance	(449)	(369)
Total deferred tax assets, net of valuation allowance	13,106	14,637
Deferred tax liabilities:
Section 481 adjustments to bad debts	–	(7)
Deferred loan fees/costs	(1,743)	(776)
Basis difference on fixed assets	(748)	(723)
FHLB stock dividends	(98)	(90)
Nonaccrual loan interest	–	(8)
Prepaid expenses	(180)	(186)
Right of use assets	(189)	(256)
Core deposit intangibles	(610)	(719)
Total deferred tax liabilities	(3,568)	(2,765)
Net deferred tax assets	$9,538	$11,872

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluated both positive and negative evidence, the amount of taxes paid in available carry‑back years, and the forecasts of future income and tax planning strategies. Based on this analysis, management determined that, as of December 31, 2023, a valuation allowance of $449 thousand was required on the Company’s deferred tax assets, which totaled $9.5 million (net of valuation allowance). As of December 31, 2022, a valuation allowance of $369 thousand was required on the Company’s deferred tax assets, which totaled $11.9 million (net of valuation allowance).

As of December 31, 2023, the Company had federal net operating loss carryforwards of $536 thousand, all of which can be carried forward indefinitely. The Company also had California net operating loss carryforwards of $21.8 million which will expire in 2031 through 2041, if not utilized. The Company also had federal general business credits of $2.0 million, which will expire in 2030 through 2041, if not utilized.

The Company did not have any unrecognized tax benefits as of December 31, 2023 or 2022.

2022 is the most recent tax year for which the Company has filed federal and state income or franchise tax returns. Federal tax years 2020 through 2022 remain open for the assessment of Federal income tax. California tax years 2019 through 2022 remain open for the assessment of California franchise tax. Washington, D.C. tax years 2020 through 2022 remain open for the assessment of D.C. franchise tax. The Company is not currently under examination by any tax authorities.

Note 15 – Stock‑Based Compensation

Prior to June 21, 2023, the Company issued stock-based compensation awards to its directors and officers under the 2018 Long Term Incentive Plan (“LTIP”) which allowed the grant of non-qualified and incentive stock options, stock appreciation rights, full value awards and cash incentive awards.  The maximum number of shares that could be awarded under that plan was 161,639 shares.

On June 21, 2023, stockholders approved the Amended and Restated 2018 Long Term Incentive Plan (“Amended and Restated LTIP”) which allows the issuance of 487,500 additional shares and brought the number of shares that may be issued under the Amended and Restated LTIP to 649,139 shares.

No stock options were granted during the year ended December 31, 2023.

The following table summarizes stock option activity during the year ended December 31, 2023:

	2023
	Number Outstanding	Weighted Average Exercise Price
Outstanding at beginning of year	31,250	$12.96
Granted during the year	–	–
Exercised during the year	–	–
Forfeited or expired during the year	–	–
Outstanding at end of year	31,250	$12.96
Exercisable at end of year	31,250	$12.96

There was no stock-based compensation expense related to stock options during 2022 or 2023 as there was no remaining unrecognized compensation cost related to non-vested options granted under the plan as of December 31, 2021.

Options outstanding and exercisable at year‑end 2023 were as follows:

	Outstanding				Exercisable
Grant Date	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
February 24, 2016	31,250		$12.96		31,250	$12.96
	31,250	2.13 years	$12.96	$–	31,250	$12.96	$–

Stock Awards to Directors

In February 2023 and 2022, the Company awarded 9,230 and 5,898 shares of common stock, respectively, to its directors under the LTIP, which are fully vested. The Company recorded $95 thousand and $84 thousand of compensation expense in the years ended December 31, 2023 and December 31, 2022, respectively, based on the fair value of the stock on the date of the award.

Restricted Stock Awards to Employees

In March of 2022, the Company issued 61,908 shares of restricted stock to its officers and employees under the LTIP, of which 17,012 shares have been forfeited as of December 31, 2023. Each restricted stock award was valued based on the fair value of the stock on the date of the award. These awarded shares of restricted stock fully vest over periods ranging from 36 months to 60 months from their respective dates of grant. Stock-based compensation is recognized on a straight-line basis over the vesting period.  During 2023 and 2022, the Company recorded $106 thousand and $133 thousand of stock-based compensation expense related to shares awarded to employees.

On June 21, 2023, the Company issued 92,720 shares of restricted stock to its officers and employees under the Amended and Restated LTIP, of which 11,237 shares have been forfeited as of December 31, 2023. Each restricted stock award was valued based on the fair value of the stock on the date of the award. These awarded shares of restricted stock fully vest over periods ranging from 36 months to 60 months from their respective dates of grant. Stock-based compensation is recognized on a straight-line basis over the vesting period. During the year ended December 31, 2023, the Company recorded $104 thousand of stock-based compensation expense related to these restricted stock awards.

As of December 31, 2023, 199,268 shares had been awarded under the Amended and Restated LTIP and 449,871 shares were available to be awarded.

A summary of restricted stock unit activity for the year ended December 31, 2023 is as follows:

	Restricted Stock Units (In thousands)	Weighted Average Grant Date Fair Value	Remaining Contractual Life (months)
Unvested at December 31, 2022	52,949	12.24	43
Granted during period	92,720	$8.56	52
Vested during period	11,848	–	–
Forfeited or expired during period	(19,290)	–	–
Unvested at December 31, 2023	114,531	$9.12	39

As of December 31, 2023, there was $1.1 million of total unrecognized equity-based compensation expense that the Company expects to recognize over the remaining contractual life.

All common stock share amounts above have been retroactively adjusted, as applicable, for the 1-for-8 reverse stock split effective November 1, 2023.  See Note 2.

Note 16 – Regulatory Matters

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

	Actual		Minimum Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2023:
Community Bank Leverage Ratio	$185,773	14.97%	$111,696	9.00%
December 31, 2022:
Community Bank Leverage Ratio	$181,304	15.75%	$103,591	9.00%

At December 31, 2023, the Company and the Bank met all the capital adequacy requirements to which they were subject. In addition, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred that would materially adversely change the Bank’s capital classifications. From time to time, we may need to raise additional capital to support the Bank’s further growth and to maintain the “well capitalized” status.

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

The contractual amounts of financial instruments with off‑balance‑sheet risk at year‑end were as follows:

	2023	2022
	(In thousands)
Commitments to make loans	$7,560	$15,160
Unfunded construction loans	42,678	27,811
Unused lines of credit – variable rates	3,302	13,341

Commitments to make loans are generally made for periods of 60 days or less.

Note 18 – Parent Company Only Condensed Financial Information

Condensed financial information of Broadway Financial Corporation follows:

Condensed Balance Sheets
December 31,

	2023	2022
	(In thousands)
Assets
Cash and cash equivalents	$77,457	$84,015
Investment in bank subsidiary	200,830	192,977
Other assets	4,003	2,725
Total assets	$282,290	$279,717
Liabilities and stockholders’ equity
Accrued expenses and other liabilities	$387	$235
Stockholders’ equity	281,903	279,482
Total liabilities and stockholders’ equity	$282,290	$279,717

Condensed Statements of Income
Years Ended December 31,

	2023	2022
	(In thousands)
Interest income	$268	$88
Interest expense	–	–
Other expense	(1,099)	(877)
Income (loss) before income tax and undistributed subsidiary income	(831)	(789)
Income tax benefits	196	85
Equity in undistributed subsidiary income	5,149	6,340
Net income	$4,514	$5,636

Condensed Statements of Cash Flows
Years Ended December 31,

	2023	2022
	(In thousands)
Cash flows from operating activities
Net income	$4,514	$5,636
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in undistributed subsidiary income	(5,149)	(6,340)
Change in other assets	(1,222)	1,196
Change in accrued expenses and other liabilities	152	(348)
Net cash (used in) provided by operating activities	(1,705)	144
Cash flows from investing activities
Capital distribution to bank subsidiary	–	(75,000)
Net cash used in investing activities	–	(75,000)
Cash flows from financing activities
Share repurchase - FDIC	(1,781)	–
Proceeds from issuance of preferred stock	–	150,000
Increase in unreleased ESOP shares	(3,400)	(500)
Proceeds from repayment of ESOP loan	328	66
Net cash (used in) provided by financing activities	(4,853)	149,566
Net change in cash and cash equivalents	(6,558)	74,710
Beginning cash and cash equivalents	84,015	9,305
Ending cash and cash equivalents	$77,457	$84,015

There was $3.0 million of non-cash financing activities for the exchange of preferred stock for common stock in 2022.

Note 19 – Earnings Per Common Share

The factors used in the earnings per common share computation follow:

	2023	2022
	(Dollars in thousands, except share and per share)
Net income attributable to Broadway Financial Corporation	$4,514	$5,636
Less net income attributable to participating securities	59	27
Income available to common stockholders	$4,455	$5,609

Weighted average common shares outstanding for basic earnings per common share	8,627,071	9,051,128
Add: dilutive effects of unvested restricted stock awards	114,599	51,737
Weighted average common shares outstanding for diluted earnings per common share	8,741,670	9,102,865

Earnings per common share - basic	$0.52	$0.62
Earnings per common share - diluted	$0.51	$0.62

Stock options for 31,250 shares of common stock for the year ended December 31, 2023, were not considered in computing diluted earnings per common share because they were anti‑dilutive.

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

All common stock share amounts above have been retroactively adjusted, as applicable, for the 1-for-8 reverse stock split effective November 1, 2023.  See Note 2.

Note 20 – Subsequent Events

The Company evaluated its December 31, 2023 consolidated financial statements for subsequent events through the date these financial statements were issued.