Form 10-Q
period 2024-03-31
BROADWAY FINANCIAL CORP \DE\
filed 2024-05-24
CIK 1001171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition
(In thousands, except share and per share amounts)
	March 31, 2024	December 31, 2023
	(Unaudited)
Assets:
Cash and due from banks	$6,037	$5,460
Interest-bearing deposits in other banks	61,085	99,735
Cash and cash equivalents	67,122	105,195
Securities available-for-sale, at fair value	293,243	316,950
Loans receivable held for investment, net of allowance of $7,552 and $7,348	926,497	880,457
Accrued interest receivable	5,638	4,938
Federal Home Loan Bank (“FHLB”) stock	10,292	10,156
Federal Reserve Bank (“FRB”) stock	3,543	3,543
Office properties and equipment, net	9,731	9,840
Bank owned life insurance, net	3,286	3,275
Deferred tax assets, net	9,827	9,538
Core deposit intangible, net	2,027	2,111
Goodwill	25,858	25,858
Other assets	13,400	3,543
Total assets	$1,370,464	$1,375,404

Liabilities and stockholders’ equity
Liabilities:
Deposits	$695,494	$682,635
Securities sold under agreements to repurchase	71,681	73,475
FHLB advances	209,280	209,319
Bank Term Funding Program (“BTFP”) borrowing	100,000	100,000
Notes payable	–	14,000
Accrued expenses and other liabilities	12,542	13,878
Total liabilities	1,088,997	1,093,307
Non-Cumulative Redeemable Perpetual Preferred stock, Series C; authorized 150,000 shares at March 31, 2024 and December 31, 2023; issued and outstanding 150,000 shares at March 31, 2024 and December 31, 2023; liquidation value $1,000 per share	150,000	150,000
Common stock, Class A, $0.01 par value, voting; authorized 75,000,000 shares at March 31, 2024 and December 31, 2023; issued 6,230,705 shares at March 31, 2024 and December 31, 2023; outstanding 6,009,274 shares at March 31, 2024 and 5,914,861 shares at December 31, 2023	62	62
Common stock, Class B, $0.01 par value, non-voting; authorized 15,000,000 shares at March 31, 2024 and December 31, 2023; issued and outstanding 1,425,574 shares at March 31, 2024 and December 31, 2023	14	14
Common stock, Class C, $0.01 par value, non-voting; authorized 25,000,000 shares at March 31, 2024 and December 31, 2023; issued and outstanding 1,672,562 at March 31, 2024 and December 31, 2023	17	17
Additional paid-in capital	142,653	142,601
Retained earnings	12,388	12,552
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(4,420)	(4,492)
Accumulated other comprehensive loss, net of tax	(14,096)	(13,525)
Treasury stock-at cost, 327,228 shares at March 31, 2024 and at December 31, 2023	(5,326)	(5,326)
Total Broadway Financial Corporation and Subsidiary stockholders’ equity	281,292	281,903
Non-controlling interest	175	194
Total liabilities and stockholders’ equity	$1,370,464	$1,375,404

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive (Loss) Income
(In thousands, except per share amounts)
 (Unaudited)
	Three Months Ended March 31,
	2024	2023
Interest income:
Interest and fees on loans receivable	$11,129	$8,666
Interest on available-for-sale securities	2,075	2,180
Other interest income	1,589	328
Total interest income	14,793	11,174

Interest expense:
Interest on deposits	2,799	1,303
Interest on borrowings	4,470	1,597
Total interest expense	7,269	2,900

Net interest income	7,524	8,274
Provision for credit losses	260	88
Net interest income after provision for credit losses	7,264	8,186

Non-interest income:
Service charges	40	61
Other	266	228
Total non-interest income	306	289

Non-interest expense:
Compensation and benefits	4,397	3,749
Occupancy expense	435	303
Information services	707	715
Professional services	1,410	505
Supervisory costs	177	94
Office services and supplies	34	22
Advertising and promotional expense	28	68
Corporate insurance	61	62
Appraisal and other loan expense	–	43
Amortization of core deposit intangible	84	98
Travel expense	79	78
Other expense	398	469
Total non-interest expense	7,810	6,206

(Loss) income before income taxes	(240)	2,269
Income tax (benefit) expense	(57)	674
Net (loss) income	$(183)	$1,595
Less: Net (loss) income attributable to non-controlling interest	(19)	22
Net (loss) income attributable to Broadway Financial Corporation	$(164)	$1,573

Other comprehensive (loss) income, net of tax:
Unrealized (losses) income on securities available-for-sale arising during the period	$(803)	$3,433
Income tax (benefit) expense	(232)	988
Other comprehensive (loss) income, net of tax	(571)	2,445

Comprehensive (loss) income	$(735)	$4,018

(Loss) earnings per common share-basic(1)	$(0.02)	$0.18
(Loss) earnings per common share-diluted(1)	$(0.02)	$0.17

(1)  Retroactively adjusted, as applicable, for the 1-for-8 reverse stock split effective November 1, 2023 - see Note 1

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(183)	$1,595
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Provision for credit losses	260	88
Depreciation	164	172
Net change of deferred loan origination costs	137	(223)
Net amortization of premiums and discounts on available-for-sale securities	(253)	(253)
Accretion of purchase accounting marks on loans	(32)	–
Amortization of core deposit intangible	84	98
Director compensation expense-common stock	–	96
(Accretion) amortization of premium on FHLB advances	(4)	1
Stock-based compensation expense	77	38
ESOP compensation expense	47	(202)
Earnings on bank owned life insurance	(11)	(9)
Change in assets and liabilities:
Net change in deferred taxes	(57)	569
Net change in accrued interest receivable	(700)	(246)
Net change in other assets	(9,857)	42
Net change in accrued expenses and other liabilities	(1,336)	2,035
Net cash (used in) provided by operating activities	(11,664)	3,801

Cash flows from investing activities:
Net change in loans receivable held for investment	(46,405)	(9,681)
Principal payments on available-for-sale securities	23,157	3,409
Purchase of FHLB stock	(136)	(1,765)
Proceeds from redemption of FRB stock	–	1,721
Purchase of office properties and equipment	(55)	(3)
Net cash used in investing activities	(23,439)	(6,319)

Cash flows from financing activities:
Net change in deposits	12,859	(29,374)
Net change in securities sold under agreements to repurchase	(1,794)	7,470
Purchase of unreleased ESOP shares	–	(2,500)
Repayment of notes payable	(14,000)	–
Proceeds from FHLB advances	–	40,500
Repayments of FHLB advances	(35)	(35)
Net cash (used in) provided by financing activities	(2,970)	16,061
Net change in cash and cash equivalents	(38,073)	13,543
Cash and cash equivalents at beginning of the period	105,195	16,105
Cash and cash equivalents at end of the period	$67,122	$29,648
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,913	$2,882
Cash paid for income taxes	48	–

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
	Three-Month Periods Ended March 31, 2024 and 2023
	Preferred Stock Non- Voting	Common Stock Voting	Common Stock Non- Voting	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Non- Controlling Interest	Total Stockholders’ Equity
	(In thousands)
Balance at December 31, 2023	$150,000	$62	$31	$142,601	$(13,525)	$12,552	$(4,492)	$(5,326)	$194	$282,097
Net loss	–	–	–	–	–	(164)	–	–	(19)	(183)
Release of unearned ESOP shares	–	–	–	(25)	–	–	72	–	–	47
Stock-based compensation expense	–	–	–	77	–	–	–	–	–	77
Other comprehensive loss, net of tax	–	–	–	–	(571)	–	–	–	–	(571)
Balance at March 31, 2024	$150,000	$62	$31	$142,653	$(14,096)	$12,388	$(4,420)	$(5,326)	$175	$281,467

Balance at December 31, 2022	$150,000	$64	$31	$144,157	$(17,473)	$9,294	$(1,265)	$(5,326)	$170	$279,652
Cumulative effect of change related to adoption of ASU 2016-13	–	–	–	–	–	(1,256)	–	–	–	(1,256)
Adjusted balance, January 1, 2023	150,000	64	31	144,157	(17,473)	8,038	(1,265)	(5,326)	170	278,396
Net income	–	–	–	–	–	1,573	–	–	22	1,595
Release of unearned ESOP shares	–	–	–	(4)	–	–	(198)	–	–	(202)
Increase in unreleased shares	–	–	–	–	–	–	(2,500)	–	–	(2,500)
Stock-based compensation expense	–	–	–	38	–	–	–	–	–	38
Director stock compensation expense	–	1	–	95	–	–	–	–	–	96
Other comprehensive income, net of tax	–	–	–	–	2,445	–	–	–	–	2,445
Balance at March 31, 2023	$150,000	$65	$31	$144,286	$(15,028)	$9,611	$(3,963)	$(5,326)	$192	$279,868

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q. These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”) and, accordingly, should be read in conjunction with such audited consolidated financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Reverse Stock Split

On October 30, 2023, the Company effected a reverse stock split of the Company’s outstanding shares of Class A common stock, Class B common stock, and Class C common stock, par value $0.01 per share at a ratio of 1-for-8 (the “Reverse Stock Split”). The shares of Class A common stock listed on The Nasdaq Capital Market commenced trading on The Nasdaq Capital Market on a post-Reverse Stock Split adjusted basis at the open of business on November 1, 2023.  As a result of the Reverse Stock Split, the number of issued and outstanding shares of common stock immediately prior to the Reverse Stock Split was reduced such that every 8 shares of common stock held by a stockholder immediately prior to the Reverse Stock Split were combined and reclassified into one share of common stock.  All common stock share amounts and per share numbers discussed herein have been retroactively adjusted for the Reverse Stock Split.

Except as discussed below, our accounting policies are described in Note 1 – Summary of Significant Accounting Policies of our audited consolidated financial statements included in the 2023 Form 10-K.

NOTE 2 – Earnings Per Share of Common Stock

Basic earnings per share of common stock is computed pursuant to the two-class method by dividing net income available to common stockholders less dividends paid on participating securities (unvested shares of restricted common stock) and any undistributed earnings attributable to participating securities by the weighted average common shares outstanding during the period. The weighted average common shares outstanding includes the weighted average number of shares of common stock outstanding less the weighted average number of unvested shares of restricted common stock. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per share of common stock includes the dilutive effect of unvested stock awards and additional potential common shares issuable under stock options. Unvested restricted awards are considered outstanding for this calculation.

The following table shows how the Company computed basic and diluted earnings per share of common stock for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands, except per share data)
Net (loss) income attributable to Broadway Financial Corporation	$(164)	$1,573
Less net income attributable to participating securities	4	7
(Loss) income available to common stockholders	$(168)	$1,566

Weighted average common shares outstanding for basic earnings per common share(1)	8,229,774	8,930,270
Add: dilutive effects of unvested restricted stock awards(1)	182,998	40,378
Weighted average common shares outstanding for diluted earnings per common share(1)	8,412,772	8,970,648

(Loss) earnings per common share - basic(1)	$(0.02)	$0.18
(Loss) earnings per common share - diluted(1)	$(0.02)	$0.17
(1) Retroactively adjusted, as applicable, for the 1-for-8 reverse stock split effective November 1, 2023 - see Note 1

NOTE 3 – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios as of the dates indicated and the corresponding amounts of unrealized gains and losses which were recognized in accumulated other comprehensive loss:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2024:
Federal agency mortgage-backed securities	$74,240	$2	$(10,212)	$64,030
Federal agency collateralized mortgage obligations (“CMO”)	23,977	7	(1,455)	22,529
Federal agency debt	50,945	–	(3,099)	47,846
Municipal bonds	4,824	–	(473)	4,351
U. S. Treasuries	147,305	–	(2,861)	144,444
U.S. Small Business Administration (“SBA”) pools	11,783	3	(1,743)	10,043
Total available-for-sale securities	$313,074	$12	$(19,843)	$293,243
December 31, 2023:
Federal agency mortgage-backed securities	$76,091	$3	$(9,316)	$66,778
Federal agency CMOs	24,720	–	(1,381)	23,339
Federal agency debt	50,893	–	(3,057)	47,836
Municipal bonds	4,833	–	(460)	4,373
U. S. Treasuries	167,055	–	(3,175)	163,880
SBA pools	12,386	4	(1,646)	10,744
Total available-for-sale securities	$335,978	$7	$(19,035)	$316,950

As of March 31, 2024, investment securities with a fair value of $78.6 million were pledged as collateral for securities sold under agreements to repurchase and included $37.9 million of U.S. Treasuries, $30.3 million of federal agency mortgage-backed securities, and $10.4 million of federal agency debt securities. As of December 31, 2023, investment securities with a fair value of $89.0 million were pledged as collateral for securities sold under agreements to repurchase and included $47.8 million of U.S. Treasuries, $30.2 million of federal agency mortgage-backed securities, and $11.0 million of federal agency debt securities (See Note 6 – Borrowings). There were no securities pledged to secure public deposits at March 31, 2024 or December 31, 2023.  Accrued interest receivable on securities was $1.4 million and $1.2 million at March 31, 2024 and December 31, 2023, respectively, and is included in the consolidated statements of financial condition under accrued interest receivable.

At March 31, 2024, and December 31, 2023, there were no holdings of securities by any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The amortized cost and estimated fair value of all investment securities available-for-sale at March 31, 2024, by contractual maturities are shown below. Contractual maturities may differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Due in one year or less	$100,551	$–	$(1,115)	$99,436
Due after one year through five years	102,864	–	(4,993)	97,871
Due after five years through ten years	27,891	9	(1,820)	26,080
Due after ten years (1)	81,768	3	(11,915)	69,856
	$313,074	$12	$(19,843)	$293,243

(1)	Mortgage-backed securities, collateralized mortgage obligations and SBA pools do not have a single stated maturity date and therefore have been included in the “Due after ten years” category.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
March 31, 2024:
Federal agency mortgage-backed securities	$–	$–	$63,839	$(10,212)	$63,839	$(10,212)
Federal agency CMOs	–	–	21,753	(1,455)	21,753	(1,455)
Federal agency debt	–	–	47,846	(3,099)	47,846	(3,099)
Municipal bonds	–	–	4,351	(473)	4,351	(473)
U. S. Treasuries	53,568	(1,057)	90,875	(1,804)	144,443	(2,861)
SBA pools	284	(1)	8,815	(1,742)	9,099	(1,743)
Total unrealized loss position investment securities	$53,852	$(1,058)	$237,479	$(18,785)	$291,331	$(19,843)

December 31, 2023:
Federal agency mortgage-backed securities	$–	$–	$66,575	$(9,316)	$66,575	$(9,316)
Federal agency CMOs	–	–	23,339	(1,381)	23,339	(1,381)
Federal agency debt	3,018	(37)	44,818	(3,020)	47,836	(3,057)
Municipal bonds	–	–	4,373	(460)	4,373	(460)
U. S. Treasuries	–	–	163,880	(3,175)	163,880	(3,175)
SBA pools	286	(1)	9,439	(1,645)	9,725	(1,646)
Total unrealized loss position investment securities	$3,304	$(38)	$312,424	$(18,997)	$315,728	$(19,035)

At March 31, 2024, and December 31, 2023, there were no securities in nonaccrual status. All securities in the portfolio were current with their contractual principal and interest payments. At March 31, 2024, and December 31, 2023, there were no securities purchased with deterioration in credit quality since their origination. At March 31, 2024, and December 31, 2023, there were no collateral dependent securities.

The Company’s assessment of available-for-sale investment securities as of March 31, 2024 and December 31, 2023, indicated that an allowance for credit losses (“ACL”) was not required. The Company analyzed available-for-sale investment securities that were in an unrealized loss position and determined the decline in fair value for those securities was not related to credit, but rather related to changes in interest rates and general market conditions. As such, no ACL was recorded for available-for-sale securities as of  March 31, 2024.

NOTE 4 – Loans Receivable Held for Investment

Loans receivable held for investment were as follows as of the dates indicated:

	March 31, 2024	December 31, 2023
	(In thousands)
Real estate:
Single-family	$28,184	$24,702
Multi-family	601,126	561,447
Commercial real estate	124,717	119,436
Church	12,573	12,717
Construction	90,333	89,887
Commercial – other	63,538	63,450
SBA loans (1)	12,475	14,954
Consumer	14	13
Gross loans receivable before deferred loan costs and premiums	932,960	886,606
Unamortized net deferred loan costs and premiums	1,828	1,971
Gross loans receivable	934,788	888,577
Credit and interest marks on purchased loans, net	(739)	(772)
Allowance for credit losses	(7,552)	(7,348)
Loans receivable, net	$926,497	$880,457

(1)	Including Paycheck Protection Program (“PPP”) loans.

As of March 31, 2024 and December 31, 2023, the SBA loan category above included $15 thousand and $2.5 million, respectively, of loans issued under the SBA’s PPP. PPP loans have terms of two to five years and earn interest at 1%. PPP loans are fully guaranteed by the SBA and have virtually no risk of loss. The bank expects the vast majority of the PPP loans to be fully forgiven by the SBA.

Following the adoption of Accounting Standards Codification Topic (“ASC”) 326 – Financial Instruments-Credit Losses, on January 1, 2023, the Company analyzes all acquired loans at the time of acquisition for more-than-insignificant deterioration in credit quality since their origination date. Such loans are classified as purchased credit deteriorated (“PCD”) loans. Acquired loans classified as PCD are recorded at an initial amortized cost, which is comprised of the purchase price of the loans and the initial ACL determined for the loans, which is added to the purchase price, and any resulting discount or premium related to factors other than credit. PCI loans were considered to be PCD loans at the date of adoption of ASC 326. The Company accounts for interest income on PCD loans using the interest method, whereby any purchase discounts or premiums are accreted or amortized into interest income as an adjustment of the loan’s yield. An accretable yield is not determined for PCD loans.

As part of the CFBanc merger, the Company acquired PCI loans. Prior to the CFBanc merger, there were no such acquired loans. The carrying amount of those loans was as follows:
	March 31, 2024	December 31, 2023
Real estate:	(In thousands)
Single-family	$–	$–
Commercial – other	47	47
	$47	$47

The following tables summarizes the discount on the PCI loans for the three months ended:

	March 31, 2024	March 31, 2023
	(In thousands)
Balance at the beginning of the period	$2	$27
Deduction due to payoffs	–	(12)
Accretion	(2)	(4)
Balance at the end of the period	$–	$11

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

The Company’s ACL model also includes adjustments for qualitative factors, where appropriate. Qualitative adjustments may be related to and include, but are not limited to, factors such as: (i) changes in lending policies and procedures, including changes in underwriting standards and collections, charge offs, and recovery practices; (ii) changes in international, national, regional, and local conditions; (iii) changes in the nature and volume of the portfolio and terms of loans; (iv) changes in the experience, depth, and ability of lending management; (v) changes in the volume and severity of past due loans and other similar conditions; (vi) changes in the quality of the organization’s loan review system; (vii) changes in the value of underlying collateral for collateral dependent loans; (viii) the existence and effect of any concentrations of credit and changes in the levels of such concentrations; and (ix) the effect of other external factors (i.e., competition, legal and regulatory requirements) on the level of estimated credit losses. These qualitative factors incorporate the concept of reasonable and supportable forecasts, as required by ASC 326.

The following tables summarize the activity in the allowance for credit losses on loans for the periods indicated:
	March 31, 2024
	Beginning Balance	Charge-offs	Recoveries	Provision (recapture)	Ending Balance
Loans receivable held for investment:
Single-family	$260	$–	$–	$38	$298
Multi-family	4,413	–	–	(88)	4,325
Commercial real estate	1,094	–	–	15	1,109
Church	72	–	–	18	90
Construction	932	–	–	24	956
Commercial - other	529	–	–	193	722
SBA loans	48	–	–	4	52
Consumer	–	–	–	–	–
Total	$7,348	$–	$–	$204	$7,552

	March 31, 2023
	Beginning Balance	Impact of CECL Adoption	Charge-offs	Recoveries	Provision (benefit)	Ending Balance
	(In thousands)
Loans receivable held for investment:
Single-family	$109	$214	$–	$–	$(62)	$261
Multi-family	3,273	603	–	–	56	3,932
Commercial real estate	449	466	–	–	97	1,012
Church	65	37	–	–	(10)	92
Construction	313	219	–	–	61	593
Commercial - other	175	254	–	–	(72)	357
SBA loans	–	20	–	–	18	38
Consumer	4	(4)	–	–	–	–
Total	$4,388	$1,809	$–	$–	$88	$6,285

The ACL increased from March 31, 2023 to March 31, 2024 due to growth in the loan portfolio. Since the Company has no historical loss rates of its own, it uses peer historical loss rates, which decreased during the first quarter of 2024 and caused the Company to decrease the factor for historical losses in its computation, causing a decrease in the reserve on certain loan categories.

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

The following table presents collateral dependent loans by collateral type as of the date indicated:

	March 31, 2024
	Single-Family	Multi-Family Residential	Church	Business Assets	Total
Real estate:	(In thousands)
Single-family	$42	$–	$–	$–	$42
Multi-family	–	401	–	–	401
Commercial real estate	–	–	58	–	58
Church	–	–	388	–	388
Commercial – other	–	–	–	267	267
Total	$42	$401	$446	$267	$1,156

	December 31, 2023
	Single-Family	Multi-Family Residential	Church	Business Assets	Total
Real estate:	(In thousands)
Single-family	$45	$–	$–	$–	$45
Multi-family	–	5,672	–	–	5,672
Commercial real estate	–	–	65	–	65
Church	–	–	391	–	391
Commercial – other	–	–	–	268	268
Total	$45	$5,672	$456	$268	$6,441

At March 31, 2024 and December 31, 2023, $1.2 million and $6.4 million, respectively of individually evaluated loans were evaluated based on the underlying value of the collateral and no individually evaluated loans were evaluated using a discounted cash flow approach. These loans had an associated ACL of $111 thousand and $112 thousand as of March 31, 2024 and December 31, 2023, respectively. The Company had one $410 thousand individually evaluated loan on nonaccrual status at March 31, 2024.

Past Due Loans

The following tables present the aging of the recorded investment in past due loans by loan type as of the dates indicated:

	March 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single-family	$–	$–	$–	$–	$28,184	$28,184
Multi-family	–	–	401	401	602,553	602,954
Commercial real estate	–	–	–	–	124,717	124,717
Church	–	–	–	–	12,573	12,573
Construction	–	–	–	–	90,333	90,333
Commercial - other	–	–	–	–	63,538	63,538
SBA loans	9	360	–	369	12,106	12,475
Consumer	–	–	–	–	14	14
Total	$9	$360	$401	$770	$934,018	$934,788

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single-family	$–	$–	$–	$–	$24,702	$24,702
Multi-family	–	401	–	401	563,017	563,418
Commercial real estate	–	–	–	–	119,436	119,436
Church	–	–	–	–	12,717	12,717
Construction	–	–	–	–	89,887	89,887
Commercial - other	–	–	–	–	63,450	63,450
SBA loans	379	–	–	379	14,575	14,954
Consumer	–	–	–	–	13	13
Total	$379	$401	$–	$780	$887,797	$888,577

The following table presents the recorded investment in non-accrual loans by loan type as of the dates indicated:

	March 31, 2024	December 31, 2023
	(In thousands)
Loans receivable held for investment:
Multi-family	$401	$–
Total non-accrual loans	$401	$–

The non-accrual loan above had no related ACL at March 31, 2024. There were no loans 90 days or more delinquent that were accruing interest as of March 31, 2024 or December 31, 2023.
Modified Loans to Troubled Borrowers

GAAP requires that certain types of modifications of loans in response to a borrower’s financial difficulty be reported, which consist of the following: (i) principal forgiveness, (ii) interest rate reduction, (iii) other-than-insignificant payment delay, (iv) term extension, or (v) any combination of the foregoing. The ACL for loans that were modified in response to a borrower’s financial difficulty is measured on a collective basis, as with other loans in the loan portfolio, unless management determines that such loans no longer possess risk characteristics similar to others in the loan portfolio. In those instances, the ACL for such loans is determined through individual evaluation. There were no loan modifications to borrowers that were experiencing financial difficulty during the three months ended March 31, 2024.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  For single-family residential, consumer, and other smaller balance homogenous loans, a credit grade is established at inception, and generally only adjusted based on performance.  Information about payment status is disclosed elsewhere herein. The Company analyzes all other loans individually by classifying the loans as to credit risk. This analysis is performed at least on a quarterly basis. The Company uses the following definitions for risk ratings:

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
The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination as of the date indicated:
	Term Loans Amortized Cost Basis by Origination Year - As of March 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(In thousands)
Single-family:
Pass	$–	$551	$4,135	$3,039	$2,050	$14,612	$–	$24,387
Watch	–	–	–	745	869	714	–	2,328
Special Mention	–	–	–	–	–	115	–	115
Substandard	–	–	–	–	1,354	–	–	1,354
Total	$–	$551	$4,135	$3,784	$4,273	$15,441	$–	$28,184

Multi-family:
Pass	$39,797	$86,356	$182,415	$144,826	$27,195	$92,345	$–	$572,934
Watch	–	–	4,667	6,168	–	4,377	–	15,212
Special Mention	–	–	–	–	–	2,039	–	2,039
Substandard	–	–	–	894	–	11,875	–	12,769
Total	$39,797	$86,356	$187,082	$151,888	$27,195	$110,636	$–	$602,954

Commercial real estate:
Pass	$15,000	$1,751	$21,406	$25,877	$24,477	$22,487	$–	$110,998
Watch	–	–	440	–	5,256	2,579	–	8,275
Special Mention	–	884	–	–	–	–	–	884
Substandard	–	–	–	–	–	4,560	–	4,560
Total	$15,000	$2,635	$21,846	$25,877	$29,733	$29,626	$–	$124,717

Church:
Pass	$–	$2,892	$–	$2,196	$1,735	$2,649	$–	$9,472
Watch	–	–	–	–	–	1,490	–	1,490
Special Mention	–	–	–	–	–	648	–	648
Substandard	–	–	–	–	–	963	–	963
Total	$–	$2,892	$–	$2,196	$1,735	$5,750	$–	$12,573

Construction:
Pass	$–	$–	$–	$–	$–	$–	$–	$–
Watch	954	43,787	31,126	8,094	–	1,841	–	85,802
Special Mention	–	252	4,279	–	–	–	–	4,531
Substandard	–	–	–	–	–	–	–	–
Total	$954	$44,039	$35,405	$8,094	$–	$1,841	$–	$90,333

Commercial – other:
Pass	$–	$15,000	$9,033	$80	$6,196	$7,632	$–	$37,941
Watch	17,594	–	312	–	–	6,549	–	24,455
Special Mention	–	–	–	–	972	–	–	972
Substandard	–	–	–	170	–	–	–	170
Total	$17,594	$15,000	$9,345	$250	$7,168	$14,181	$–	$63,538

SBA:
Pass	$–	$9,065	$150	$15	$–	$1,425	$–	$10,655
Watch	–	–	–	–	–	–	–	–
Special Mention	–	–	–	–	–	–	–	–
Substandard	–	–	–	–	446	1,374	–	1,820
Total	$–	$9,065	$150	$15	$446	$2,799	$–	$12,475

Consumer:
Pass	$14	$–	$–	$–	$–	$–	$–	$14
Watch	–	–	–	–	–	–	–	–
Special Mention	–	–	–	–	–	–	–	–
Substandard	–	–	–	–	–	–	–	–
Total	$14	$–	$–	$–	$–	$–	$–	$14

Total loans:
Pass	$54,811	$115,615	$217,139	$176,033	$61,653	$141,150	$–	$766,401
Watch	18,548	43,787	36,545	15,007	6,125	17,550	–	137,562
Special Mention	–	1,136	4,279	–	972	2,802	–	9,189
Substandard	–	–	–	1,064	1,800	18,772	–	21,636
Total loans	$73,359	$160,538	$257,963	$192,104	$70,550	$180,274	$–	$934,788

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
	(In thousands)
Single-family:
Pass	$–	$2,474	$1,862	$2,940	$1,485	$12,374	$–	$21,135
Watch	–	–	750	–	–	999	–	1,749
Special Mention	–	–	–	–	–	116	–	116
Substandard	–	–	–	1,365	–	337	–	1,702
Total	$–	$2,474	$2,612	$4,305	$1,485	$13,826	$–	$24,702

Multi-family:
Pass	$81,927	$183,295	$145,652	$27,356	$44,511	$47,119	$–	$529,860
Watch	–	4,686	6,203	–	1,186	6,474	–	18,549
Special Mention	–	–	899	–	–	1,344	–	2,243
Substandard	–	–	–	–	363	12,403	–	12,766
Total	$81,927	$187,981	$152,754	$27,356	$46,060	$67,340	$–	$563,418

Commercial real estate:
Pass	$9,881	$22,131	$26,019	$24,684	$6,718	$15,106	$–	$104,539
Watch	–	442	–	5,286	–	2,599	–	8,327
Special Mention	–	–	–	–	325	–	–	325
Substandard	–	–	–	$–	$–	6,245	$–	$6,245
Total	$9,881	$22,573	$26,019	$29,970	$7,043	$23,950	$–	$119,436

Church:
Pass	$2,923	$–	$2,210	$1,748	$–	$2,704	$–	$9,585
Watch	–	–	–	–	636	1,525	–	2,161
Special Mention	–	–	–	–	–	–	–	–
Substandard	–	–	–	–	–	971	–	971
Total	$2,923	$–	$2,210	$1,748	$636	$5,200	$–	$12,717

Construction:
Pass	$–	$1,109	$1,198	$–	$–	$–	$–	$2,307
Watch	42,300	35,179	5,484	–	–	2,097	–	85,060
Special Mention	–	–	2,520	–	–	–	–	2,520
Substandard	–	–	–	–	–	–	–	–
Total	$42,300	$36,288	$9,202	$–	$–	$2,097	$–	$89,887

Commercial – other:
Pass	$15,000	$9,077	$87	$5,600	$–	$25,154	$–	$54,918
Watch	–	312	–	1,500	6,550	–	–	8,362
Special Mention	–	–	170	–	–	–	–	170
Substandard	–	–	–	–	–	–	–	–
Total	$15,000	$9,389	$257	$7,100	$6,550	$25,154	$–	$63,450

SBA:
Pass	$11,809	$109	$2,453	$–	$16	$100	$–	$14,487
Watch	–	–	–	–	–	–	–	–
Special Mention	–	–	–	467	–	–	–	467
Substandard	–	–	–	–	–	–	–	–
Total	$11,809	$109	$2,453	$467	$16	$100	$–	$14,954

Consumer:
Pass	$13	$–	$–	$–	$–	$–	$–	$13
Watch	–	–	–	–	–	–	–	–
Special Mention	–	–	–	–	–	–	–	–
Substandard	–	–	–	–	–	–	–	–
Total	$13	$–	$–	$–	$–	$–	$–	$13

Total loans:
Pass	$121,553	$218,195	$179,481	$62,328	$52,730	$102,557	$–	$736,844
Watch	42,300	40,619	12,437	6,786	8,372	13,694	–	124,208
Special Mention	–	–	3,589	467	325	1,460	–	5,841
Substandard	–	–	–	1,365	363	19,956	–	21,684
Total loans	$163,853	$258,814	$195,507	$70,946	$61,790	$137,667	$–	$888,577

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

The allowance for off-balance sheet commitments was $420 thousand and $364 thousand at March 31, 2024 and December 31, 2023, respectively.  This amount is included in accrued expenses and other liabilities on the consolidated statements of financial condition.  The provision for off-balance sheet commitments was $56 thousand for the quarter-ended March 31, 2024.

NOTE 5 – Goodwill and Core Deposit Intangible

The Company recognized goodwill of $25.9 million and a core deposit intangible of $2.0 million as of March 31, 2024. The following table presents the changes in the carrying amounts of goodwill and core deposit intangibles for the three months ended March 31, 2024:

	Goodwill	Core Deposit Intangible
	(In thousands)
Balance at the beginning of the period	$25,858	$2,111
Additions	–	–
Change in deferred tax estimate	–	–
Amortization	–	(84)
Balance at the end of the period	$25,858	$2,027

The carrying amount of the core deposit intangible consisted of the following at March 31, 2024 (in thousands):

Core deposit intangible acquired	$3,329
Less: accumulated amortization	(1,302)
$2,027

The following table outlines the estimated amortization expense for the core deposit intangible during the next five fiscal years (in thousands):

Remainder of 2024	$252
2025	315
2026	304
2027	291
2028	279
Thereafter	586
$2,027

NOTE 6 – Borrowings

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated statements of financial condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. These agreements mature on a daily basis. As of March 31, 2024 securities sold under agreements to repurchase totaled $71.7 million at an average rate of 3.62%. The fair value of securities pledged totaled $78.6 million as of March 31, 2024. As of December 31, 2023, securities sold under agreements to repurchase totaled $73.5 million at an average rate of 3.64%. The fair value of securities pledged totaled $89.0 million as of December 31, 2023.

At March 31, 2024 and December 31, 2023, the Company had outstanding advances from the FHLB totaling $209.3 million. The weighted interest rate was 4.91% as of both March 31, 2024 and December 31, 2023. The weighted average contractual maturity was 2 months as of both March 31, 2024 and December 31, 2023, respectively. The advances were collateralized by loans with a fair value of $419.2 million at March 31, 2024 and $435.4 million at December 31, 2023. The Company is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets to the extent the Company provides qualifying collateral and holds sufficient FHLB stock. Based on collateral pledged and FHLB stock held, the Company was eligible to borrow an additional $105.0 million as of March 31, 2024.

On December 27, 2023, the Company borrowed $100 million from the Federal Reserve under the BTFP. As of  both March 31, 2024 and December 31, 2023, $100 million was outstanding. The interest rate on this borrowing is fixed at 4.84% and the borrowing matures on December 29, 2024. Investment securities with a fair value of $98.3 million were pledged as collateral for this borrowing as of both March 31, 2024 and December 31, 2023. There are no prepayment penalties for early payoff. As the BTFP ended on March 11, 2024, no additional borrowings can be made under the program.

In addition, the Company had additional lines of credit of $10.0 million with other financial institutions as of March 31, 2024 and December 31, 2023. These lines of credit are unsecured, bear interest at the Federal funds rate as of the date of utilization and mature in 30 days.  There were no amounts outstanding under these lines of credit as of March 31, 2024 or December 31, 2023.

In connection with the New Market Tax Credit activities of the Bank, CFC 45 is a partnership whose members include CFNMA and City First New Markets Fund II, LLC. This community development entity (“CDE”) acts in effect as a pass-through for a Merrill Lynch allocation totaling $14.0 million that needed to be deployed. In December 2015, Merrill Lynch made a $14.0 million non-recourse loan to CFC 45, whereby CFC 45 passed that loan through to a Qualified Active Low-Income Business (“QALICB”). The loan to the QALICB was secured by a Leasehold Deed of Trust that, due to the pass-through, non-recourse structure, was operationally and ultimately for the benefit of Merrill Lynch rather than CFC 45. Debt service payments received by CFC 45 from the QALICB were passed through to Merrill Lynch in return for which CFC 45 received a servicing fee. The financial statements of CFC 45 are consolidated with those of the Bank and the Company.

There were two notes for CFC 45. Note A was in the amount of $9.9 million with a fixed interest rate of 5.2% per annum. Note B was in the amount of $4.1 million with a fixed interest rate of 0.24% per annum. Quarterly interest only payments commenced in March 2016 and continued through March 2023 for Notes A and B. These notes were paid off during January 2024.

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
At March 31, 2024:
Securities available-for-sale:
Federal agency mortgage-backed securities	$–	$64,030	$–	$64,030
Federal agency CMOs	–	22,529	–	22,529
Federal agency debt	–	47,846	–	47,846
Municipal bonds	–	4,351	–	4,351
U.S. Treasuries	144,444	–	–	144,444
SBA pools	–	10,043	–	10,043

At December 31, 2023:
Securities available-for-sale:
Federal agency mortgage-backed securities	$–	$66,778	$–	$66,778
Federal agency CMOs	–	23,339	–	23,339
Federal agency debt	–	47,836	–	47,836
Municipal bonds	–	4,373	–	4,373
U.S. Treasuries	163,880	–	–	163,880
SBA pools	–	10,744	–	10,744

There were no transfers between Level 1, Level 2, or Level 3 during the three months ended March 31, 2024 and 2023.

As of March 31, 2024 and December 31, 2023, the Bank did not have any assets or liabilities carried at fair value on a nonrecurring basis.

Fair Values of Financial Instruments

The following tables present the carrying amount, fair value, and level within the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.

		Fair Value Measurements at March 31, 2024
	Carrying Value	Level 1	Level 2	Level 3		Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$67,122	$67,122	$–		$–	$67,122
Securities available-for-sale	293,243	144,444	148,799		–	293,243
Loans receivable held for investment	926,497	–	–		778,813	778,813
Accrued interest receivable	5,638	416	1,343		3,879	5,638
Bank owned life insurance	3,286	3,286	–		–	3,286

Financial Liabilities:
Deposits	$695,494	$–	$608,134	$		$608,134
FHLB advances	209,280	–	208,213		–	208,213
BTFP borrowing	100,000	–	100,000		–	100,000
Securities sold under agreements to repurchase	71,681	–	70,510		–	70,510
Accrued interest payable	2,810	–	2,810		–	2,810

		Fair Value Measurements at December 31, 2023
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$105,195	$105,195	$–	$–	$105,195
Securities available-for-sale	316,950	163,880	153,070	–	316,950
Loans receivable held for investment	880,457	–	–	746,539	746,539
Accrued interest receivable	4,938	306	1,301	3,331	4,938
Bank owned life insurance	3,275	3,275	–	–	3,275

Financial Liabilities:
Deposits	$682,635	$–	$536,171	$–	$536,171
FHLB advances	209,319	–	208,107	–	208,107
BTFP borrowing	100,000	–	100,000	–	100,000
Securities sold under agreements to repurchase	73,475	–	72,597	–	72,597
Notes payable	14,000	–	–	14,000	14,000
Accrued interest payable	1,420	–	1,420	–	1,420

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

During February of 2023, the Company issued 9,230 shares of stock to its directors under the LTIP, which were fully vested.  During the three months ended March 31, 2024 and 2023, the Company recorded $0 and $96 thousand of director stock compensation expense, respectively, which was determined using the fair value of the stock on the dates of the awards.

During March of 2022, the Company issued 61,907 shares of restricted stock to its officers and employees under the LTIP, of which 17,012 shares have been forfeited as of March 31, 2024. Each restricted stock award was valued based on the fair value of the stock on the date of the award. These awarded shares of restricted stock fully vest over periods ranging from 36 months to 60 months from their respective dates of grant.

On June 21, 2023, stockholders approved an Amendment and Restatement of the 2018 Long Term Incentive Plan (“Amended and Restated LTIP”) which allows the issuance of 487,500 additional shares and brought the number of shares that may be issued under the Amended and Restated LTIP to 649,138 shares.

On June 21, 2023, the Company issued 92,700 shares of restricted stock to its officers and employees under the Amended and Restated LTIP, of which 11,237 shares have been forfeited as of March 31, 2024. Each restricted stock award was valued based on the fair value of the stock on the date of the award. These awarded shares of restricted stock fully vest over periods ranging from 36 months to 60 months from their respective dates of grant.

On March 26, 2024, the Company issued 94,413 shares of restricted stock to its officers and employees under the Amended and Restated LTIP. Each restricted stock award was valued based on the fair value of the stock on the date of the award. These awarded shares of restricted stock fully vest over periods ranging from 36 months to 60 months from their respective dates of grant.

Stock-based compensation is recognized on a straight-line basis over the vesting period. During the three months ended March 31, 2024 and 2023, the Company recorded $77 thousand and $38 thousand of stock-based compensation expense, respectively.
As of March 31, 2024, 293,681 shares had been awarded under the Amended and Restated LTIP and 355,458 shares were available to be awarded.

No stock options were granted, exercised, forfeited or expired during the three months ended March 31, 2024 or the three months ended March 31, 2023.

Options outstanding and exercisable at March 31, 2024 were as follows:

Outstanding				Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
31,250	1.88 years	$12.96	$–	31,250	$12.96	$–

The Company did not record any stock-based compensation expense related to stock options during the three months ended March 31, 2024 and 2023.

All common stock share amounts above have been retroactively adjusted, as applicable, for the 1-for-8 reverse stock split effective November 1, 2023.  See Note 1.

NOTE 9 – ESOP Plan

Employees participate in an ESOP after attaining certain age and service requirements. During 2022, the ESOP purchased 58,369 shares of the Company’s common stock at an average cost of $8.57 per share for a total cost of $500 thousand which was funded with a $5 million line of credit from the Company. During 2023, the ESOP purchased 369,958 additional shares of the Company’s common stock at an average cost of $9.19 per share for a total cost of $3.4 million which was funded with the line of credit. Any loans or borrowings under the line of credit will be repaid from the Bank’s discretionary contributions to the ESOP, net of dividends paid, over a period of 20 years. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. When loan payments are made, shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. Dividends on allocated shares increase participant accounts. Dividends on unallocated shares will be used to repay the loan. At the end of employment, participants will receive shares for their vested balance. Compensation expense related to the ESOP was $47 thousand and $12 thousand for the three months ended March 31, 2024 and 2023, respectively.

Shares held by the ESOP were as follows:

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Allocated to participants	$148,778	$134,444
Committed to be released	7,509	28,669
Suspense shares	451,320	458,829
Total ESOP shares	607,607	621,942
Fair value of unearned shares	$2,487	$4,217

The value of unearned shares, which are reported as Unearned ESOP shares in the equity section of the consolidated statements of financial condition, were $4.4 million and $4.5 million at March 31, 2024 and December 31, 2023, respectively.

All common stock share amounts above have been retroactively adjusted, as applicable, for the 1-for-8 reverse stock split effective November 1, 2023. See Note 1.

NOTE 10 – Regulatory Matters

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

	Actual		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2024:
Community Bank Leverage Ratio	$185,389	13.65%	$122,268	9.00%
December 31, 2023:
Community Bank Leverage Ratio	$185,773	14.97%	$111,696	9.00%

At March 31, 2024, the Company and the Bank met all the capital adequacy requirements to which they were subject. In addition, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since March 31, 2024 that would materially adversely change the Bank’s capital classifications. From time to time, the Bank may need to raise additional capital to support its further growth and to maintain its “well capitalized” status.

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

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluated both positive and negative evidence, including any cumulative losses in the current year and the prior two years, the amount of taxes paid in available carry-back years, the forecasts of future income and tax planning strategies.

At March 31, 2024, the Company maintained a $449 thousand valuation allowance on its deferred tax assets because the number of shares sold in the private placements completed on April 6, 2021 triggered limitations on the use of certain tax attributes under the Section 382 of the federal tax code. The ability to use net operating losses (“NOLs”) to offset future taxable income will be restricted and these NOLs could expire or otherwise be unavailable. In general, under Section 382 of the Code and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period.

NOTE 12 – Concentration of Credit Risk

The Bank has a significant concentration of deposits with two customers that accounted for approximately 12% of its deposits as of March 31, 2024. The Bank also has a significant concentration of short-term borrowings from one customer that accounted for 86% of the outstanding balance of securities sold under agreements to repurchase as of March 31, 2024. The Company expects to maintain the relationships with these customers for the foreseeable future.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part I, Item 1 “Financial Statements,” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023. Certain statements herein are forward-looking statements within the meaning of Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the U.S. Securities Act of 1933, as amended that reflect our current views with respect to future events and financial performance. Forward-looking statements typically include words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue,” “poised,” “optimistic,” “prospects,” “ability,” “looking,” “forward,” “invest,” “grow,” “improve,” “deliver” and other similar expressions. These forward-looking statements are subject to risks and uncertainties, which could cause actual future results to differ materially from historical results or from those anticipated or implied by such statements. Readers should not place undue reliance on these forward-looking statements, which speak only as of their dates or, if no date is provided, then as of the date of this Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

Critical Accounting Policies and Estimates

Critical accounting policies are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations under different assumptions and conditions. This discussion highlights those accounting policies that management considers critical. All accounting policies are important; therefore, you are encouraged to review each of the policies included in Note 1 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in our 2023 Form 10-K to gain a better understanding of how our financial performance is measured and reported. Management has identified the Company’s critical accounting policies as follows:

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

Fair values are estimated using relevant market information and other assumptions, as more fully disclosed in Note 7 “Fair Value” of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for items. Changes in assumptions or in market conditions could significantly affect the estimates.

Overview

Total assets decreased by $4.9 million to $1.4 billion at March 31, 2024 from December 31, 2023, primarily due to decreases in cash and cash equivalents of $38.1 million and securities available-for-sale of $23.7 million, partially offset by growth in loans receivable held for investment of $46.0 million and other assets of $9.9 million.

Total liabilities decreased by $4.3 million to $1.1 billion at March 31, 2024 from December 31, 2023. The decrease in total liabilities primarily consisted of decreases of $14.0 million in notes payable, $1.8 million in securities sold under agreements to repurchase, and $1.3 million in accrued expenses and other liabilities, which were partially offset by an increase in deposits of $12.9 million.

During the first quarter of 2024, net interest income decreased by $750 thousand, or 9.1%, compared to the first quarter of 2023. This decrease resulted from additional interest expense, primarily due to an overall increase of 156 basis points in the average cost of funds, which reflected the higher rates that the Bank paid on deposits and borrowings because of the interest rate increases implemented by the FRB as well as to growth of $165.8 million in average interest-earning liabilities from the quarter ended March 31, 2023.  This decrease was partially offset by an increase in interest income due to a 46 basis point increase in the overall rate earned on interest-earning assets as the Bank earned higher rates on interest-earning deposits, securities and the loan portfolio.

In addition, total non-interest expense increased by $1.6 million during the first quarter of 2024 compared to the first quarter of 2023, primarily due to increases of $905 thousand in non-recurring professional services and $648 thousand in compensation and benefits. Partially offsetting this increase was a decrease in income tax expense of $731 thousand, which reflected a decrease of $2.5 million in pre-tax income between the two periods.

For the first quarter of 2024, the Company reported a net loss of $162 thousand compared to net income of $1.6 million for the first quarter of 2023.

Results of Operations

Net Interest Income

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Net interest income before provision for credit losses for the first quarter of 2024 totaled $7.5 million, representing a decrease of $750 thousand, or 9.1%, from net interest income before loan loss provision of $8.3 million for the first quarter of 2023.  The decrease resulted from additional interest expense, primarily due to an increase in the cost of average borrowings of 1.65% and an increase in the cost of average deposits of 1.05% during the first quarter of 2024, compared to the first quarter of 2023.  In addition, the decrease in net interest income before provision for credit losses was caused by an increase in average borrowings of $165.8 million during the first quarter of 2024, compared to the first quarter of 2023, which was due to the $100.0 million BTFP borrowing in December 2023 and an increase of $64.1 million in average FHLB advances during the first quarter of 2024. The net interest margin decreased to 2.27% for the first quarter of 2024, compared to 2.96% for the first quarter of 2023, primarily due to an overall increase of 156 basis points in the average cost of funds, which reflected higher rates paid on deposits and borrowings because of the increases in interest rates implemented by the Federal Open Market Committee of the Federal Reserve (the “Federal Reserve” or “FRB”) between March 2022 and September 2023.  The impact of the rising cost of funds was partially offset by an increase in the yield on interest-earnings assets of 46 basis points, primarily due to higher rates earned on interest-bearing deposits in other banks, securities and the loan portfolio.

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

	For the Three Months Ended
	March 31, 2024			March 31, 2023
(Dollars in Thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Interest-bearing deposits	$99,103	$1,344	5.42%	$17,044	$119	2.79%
Securities	305,615	2,075	2.72%	328,767	2,180	2.65%
Loans receivable (1)	909,965	11,129	4.89%	762,669	8,666	4.55%
FRB and FHLB stock	13,733	245	7.14%	10,665	209	7.84%
Total interest-earning assets	1,328,416	$14,793	4.45%	1,119,145	$11,174	3.99%
Non-interest-earning assets	52,561			67,947
Total assets	$1,380,977			$1,187,092

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$125,704	$1,444	4.59%	$134,047	$771	2.30%
Savings deposits	59,056	102	0.69%	61,317	13	0.08%
Interest checking and other demand deposits	227,504	143	0.25%	239,024	77	0.13%
Certificate accounts	163,116	1,110	2.72%	147,260	442	1.20%
Total deposits	575,380	2,799	1.95%	581,648	1,303	0.90%
FHLB advances	209,299	2,598	4.97%	145,201	1,454	4.01%
Bank Term Funding Program borrowing	100,000	1,203	4.81%	–	–	–%
Other borrowings	77,601	669	3.45%	69,618	143	0.82%
Total borrowings	386,900	4,470	4.62%	214,819	1,597	2.97%
Total interest-bearing liabilities	962,280	$7,269	3.02%	796,467	$2,900	1.46%
Non-interest-bearing liabilities	137,035			109,955
Stockholders’ equity	281,662			280,670
Total liabilities and stockholders’ equity	$1,380,977			$1,187,092

Net interest rate spread (2)		$7,524	1.43%		$8,274	2.54%
Net interest rate margin (3)			2.27%			2.96%
Ratio of interest-earning assets to interest-bearing liabilities			138.05%			140.51%

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

Credit Loss Provision

For the three months ended March 31, 2024, the Company recorded a provision for credit losses of $260 thousand, compared to a provision for credit losses of $88 thousand for the three months ended March 31, 2023.  The provision for credit losses during the quarter ended March 31, 2024 increased by $172 thousand compared to the quarter ended March 31, 2023, due to an increase in loan origination volume. Since the Company has no historical loss rates of its own, it uses peer historical loss rates, which decreased during the first quarter of 2024 and caused the Company to decrease the factor for historical losses in its computation, causing a decrease in the provision on certain loan categories. The provision for credit losses during the quarter-ended March 31, 2024, included provisions for off-balance sheet loan commitments of $56 thousand.

The ACL increased to $7.6 million as of March 31, 2024, compared to $7.3 million as of December 31, 2023.

The Bank had non-accrual loans of $401 thousand at March 31, 2024, which were greater than 90 days past due.  Loan delinquencies for 30 days or more, but less than 90 days, decreased to $369 thousand at March 31, 2024, compared to $780 thousand at December 31, 2023. There were no loans past due by greater than 90 days at December 31, 2023.  No loan charge-offs were recorded during the three months ended March 31, 2024 or 2023.

Non-interest Income

Non-interest income for the first quarter of 2024 totaled $306 thousand, compared to $289 thousand for the first quarter of 2023.

Non-interest Expense

Total non-interest expense was $7.8 million for the first quarter of 2024, representing an increase of $1.6 million, or 25.8%, from $6.2 million for the first quarter of 2023.  The increase was primarily due to higher non-recurring professional services expense of $905 thousand, and compensation and benefits expense of $648 thousand.

The increase in professional services was primarily due to hiring a third party firm to assist with reviewing certain general ledger account reconciliations.  The increase in compensation and benefits expense was primarily attributable to additional full-time employees that the Bank hired over the past twelve months in various production and administrative support positions.  These hires were part of the Company’s overall efforts to expand its operational capabilities to strategically grow its balance sheet and fulfill the intersecting lending objectives of the Company’s mission and the funding received from the Emergency Capital Investment Program of the United States Department of the Treasury.

Income Taxes

Income taxes are computed by applying the statutory federal income tax rate of 21% and the combined California and Washington, D.C. income tax rate of 9.75% to taxable income.  The Company recorded an income tax benefit of $57 thousand for the first quarter of 2024 and income tax expense of $674 thousand for the first quarter of 2023.  The decrease in tax expense reflected a decrease of $2.5 million in pre-tax income between the two periods.  The effective tax rate was 23.75% for the first quarter of 2024, compared to 29.70% for the first quarter of 2023.

Financial Condition

Total Assets

Total assets decreased by $4.9 million at March 31, 2024, compared to December 31, 2023, primarily due to decreases in cash and cash equivalents of $38.1 million and securities available-for-sale of $23.7 million, partially offset by growth in loans receivable held for investment of $46.0 million and other assets of $9.9 million.

Securities Available-For-Sale

Securities available-for-sale totaled $293.2 million at March 31, 2024, compared with $317.0 million at December 31, 2023. The $23.7 million decrease in securities available-for-sale during the three months ended March 31, 2024 was primarily due to principal paydowns of $23.2 million.

The table below presents the carrying amount, weighted average yields and contractual maturities of our securities as of March 31, 2024. The table reflects stated final maturities and does not reflect scheduled principal payments or expected payoffs.

	March 31, 2024
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		More Than Ten Years		Total
	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield
	(Dollars in thousands)
Available‑for‑sale:
Federal agency mortgage‑backed securities	$4,979	2.82%	$1,302	1.42%	$9,025	1.54%	$48,724	2.61%	$64,030	2.58%
Federal agency CMO	–	–	505	0.91%	10,484	4.45%	11,540	3.34%	22,529	3.86%
Federal agency debt	8,870	2.82%	34,292	1.83%	4,684	4.47%	–	–	47,846	2.35%
Municipal bonds	–	–	2,849	1.60%	–	–	1,502	1.74%	4,351	1.73%
U.S. Treasuries	85,587	3.00%	58,857	2.56%	–	–	–	–	144,444	2.81%
SBA pools	–	–	66	6.97%	1,887	2.77%	8,090	2.79%	10,043	2.90%
Total	$99,436	2.95%	$97,871	2.53%	$26,080	3.05%	$69,856	2.84%	$293,243	2.75%

Loans Receivable

Loans receivable held for investment, net of the ACL, increased by $46.0 million to $926.5 million at March 31, 2024, compared to $880.5 million at December 31, 2023.  The increase was primarily due to loan originations of $71.5 million during the first three months of 2024, which consisted of $38.0 million of multi-family loans, $17.5 million of other commercial loans, $15.0 million of commercial real estate loans and $1.0 million of construction loans, offset in part by loan payoffs and repayments of $25.5 million.

The following tables presents loan categories by maturity for the period indicated. Actual repayments historically have, and will likely in the future, differ significantly from contractual maturities because individual borrowers generally have the right to prepay loans, with or without prepayment penalties.

	March 31, 2024
	One Year or Less	More Than One Year to Five Years	More Than Five Years to 15 Years	More Than 15 Years	Total

	(Dollars in thousands)
Loans receivable held for investment:
Single-family	$3,432	$8,984	$5,779	$9,989	$28,184
Multi-family	14,192	12,625	7,696	566,613	601,126
Commercial real estate	11,031	78,153	33,770	1,763	124,717
Church	4,412	3,057	5,104	–	12,573
Construction	26,586	37,569	26,178	–	90,333
Commercial - other	8,515	28,461	24,140	2,422	63,538
SBA loans	12	552	150	11,761	12,475
Consumer	14	–	–	–	14
	$68,194	$169,401	$102,817	$592,548	$932,960

Loans maturities after one year with:
Fixed rates
Single-family		$8,627	$3,595	$6,140	$18,362
Multi-family		8,282	4,177	–	12,459
Commercial real estate		73,370	22,135	–	95,505
Church		2,423	–	–	2,423
Construction		10,564	22,260	–	32,824
Commercial - other		13,461	23,076	221	36,758
SBA loans		15	–	–	15
Consumer		–	–	–	–
		$116,742	$75,243	$6,361	$198,346

Variable rates
Single-family		$357	$2,184	$3,849	$6,390
Multi-family		4,343	3,519	566,613	574,475
Commercial real estate		4,783	11,635	1,763	18,181
Church		634	5,104	–	5,738
Construction		27,005	3,918	–	30,923
Commercial - other		15,000	1,064	2,201	18,265
SBA loans		537	150	11,761	12,448
Consumer		–	–	–	–
		$52,659	$27,574	$586,187	$666,420

Total		$169,401	$102,817	$592,548	$864,766

Certain multi-family loans have adjustable-rate features based on the Secured Overnight Financing Rate but are fixed for the first five years. Our experience has shown that these loans typically payoff during the first five years and do not reach the adjustable-rate phase. However, in the current high interest rate environment, we have seen more borrowers maintain their loans instead of paying them off due to interest rate caps which make the adjusted interest rate on their existing loan more desirable than getting a new loan at current interest rates. Multi-family loans in their initial fixed period totaled $575.9 million or 61.7% of our loan portfolio as of March 31, 2024.

Allowance for Credit Losses

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

The ACL was $7.6 million, or 0.81% of gross loans held for investment at March 31, 2024, compared to an ACL of $7.3 million, or .83% of gross loans held for investment, at December 31, 2023.

There were no recoveries or charge-offs recorded during the three month periods ending March 31, 2024 and 2023.

Collateral dependent loans at both March 31, 2024 and December 31, 2023 totaled $6.4 million, which had an associated ACL of $112 thousand.

The Bank had non-accrual loans of $401 thousand at March 31, 2024, which were greater than 90 days past due.  Loan delinquencies for 30 days or more, but less than 90 days, decreased to $369 thousand at March 31, 2024, compared to $780 thousand at December 31, 2023. There were no loans past due by greater than 90 days at December 31, 2023.  No loan charge-offs were recorded during the three months ended March 31, 2024 or 2023.

We believe that the ACL is adequate to cover currently expected losses in the loan portfolio as of March 31, 2024, but there can be no assurance that actual losses will not exceed the estimated amounts. The OCC and the Federal Deposit Insurance Corporation (“FDIC”) periodically review the ACL as an integral part of their examination process. These agencies may require an increase in the ACL based on their judgments of the information available to them at the time of their examinations.

The following table details our allocation of the ACL to the various categories of loans held for investment and the percentage of loans in each category to total loans at the dates indicated:

	March 31, 2024		December 31, 2023		March 31, 2023
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Single-family	$298	3.02%	$260	2.79%	$261	3.74%
Multi‑family	4,325	64.44%	4,413	63.33%	3,932	65.17%
Commercial real estate	1,109	13.37%	1,094	13.47%	1,012	16.50%
Church	90	1.35%	72	1.43%	92	1.79%
Construction	956	9.68%	932	10.14%	593	7.56%
Commercial and SBA	774	8.15%	577	8.84%	395	5.24%
Consumer	–	–	–	–	–	–
Total allowance for loan losses	$7,552	100.00%	$7,348	100.00%	$6,285	100.00%

Goodwill and Intangible Assets

The core deposit intangible asset is amortized on an accelerated basis reflecting the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. The estimated life of the core deposit intangible is approximately 10 years. During the three months ended March 31, 2024 and 2023, the Company recorded $84 thousand and $98 thousand, respectively, of amortization expense related to the core deposit intangible.

An assessment of goodwill impairment was performed by a third party as of December 31, 2023, in which no impairment was determined. No impairment charges were recorded during the three months ended March 31, 2024 or 2023, for goodwill or the core deposit intangible.

Total Liabilities

Total liabilities decreased by $4.3 million to $1.1 billion at March 31, 2024 from December 31, 2023, largely due to decreases of $14.0 million in notes payable, $1.8 million in securities sold under agreements to repurchase, and $1.3 million in accrued expenses and other liabilities, which were partially offset by an increase in deposits of $12.9 million.

Deposits

Deposits increased by $12.9 million to $695.5 million at March 31, 2024, from $682.6 million at December 31, 2023. The increase in deposits was attributable to increases of $15.0 million in liquid deposits (demand, interest checking and money market accounts) and $12.4 million in Insured Cash Sweep (“ICS”) deposits (ICS deposits are the Bank’s money market deposit accounts in excess of FDIC insured limits whereby the Bank makes reciprocal arrangements for insurance with other banks), partially offset by decreases of $12.2 million in Certificate of Deposit Registry Services (“CDARS”) deposits (CDARS deposits are similar to ICS deposits, but involve certificates of deposit, instead of money market accounts), $1.7 million of savings deposits and $596 thousand in other certificates of deposit accounts.  As of March 31, 2024, our uninsured deposits, including deposits from affiliates, represented approximately 38% of our total deposits, as compared to approximately 37% as of December 31, 2023.

The following table presents the maturity of time deposits as of the dates indicated:

	Three Months or Less	Three to Six Months	Six Months to One Year	Over One Year	Total
	(In thousands)
March 31, 2024
Time deposits of $250,000 or less	$29,048	$47,743	$46,542	$7,848	$131,181
Time deposits of more than $250,000	4,314	4,877	6,979	7,857	24,027
Total	$33,362	$52,620	$53,521	$15,705	$155,208
Not covered by deposit insurance	$2,314	$3,127	$4,479	$6,607	$16,527
December 31, 2023
Time deposits of $250,000 or less	$36,212	$26,248	$63,118	$18,202	$143,780
Time deposits of more than $250,000	4,609	3,904	6,895	8,128	23,536
Total	$40,821	$30,152	$70,013	$26,330	$167,316
Not covered by deposit insurance	$3,109	$2,154	$4,395	$6,628	$16,286

Borrowings

At March 31, 2024 and December 31, 2023, the Company had outstanding advances from the FHLB totaling $209.3 million. The weighted interest rate was 4.91% as of both March 31, 2024 and December 31, 2023. The weighted average contractual maturity was 2 months as of both March 31, 2024 and December 31, 2023.  The advances were collateralized by loans with a fair value of $419.2 million at March 31, 2024 and $435.4 million at December 31, 2023. The Company is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets to the extent the Company provides qualifying collateral and holds sufficient FHLB stock. Based on collateral pledged and FHLB stock as of March 31, 2024, the Company was eligible to borrow an additional $105.0 million as of March 31, 2024.

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obliges the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated statements of financial condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. These agreements mature on a daily basis. As of March 31, 2024 securities sold under agreements to repurchase totaled $71.7 million at an average rate of 3.62%.  The fair value of securities pledged totaled $78.6 million as of March 31, 2024. As of December 31, 2023, securities sold under agreements to repurchase totaled  $73.5 million at an average rate of 2.60%.  The fair value of securities pledged totaled $89.0 million as of December 31, 2023.

One relationship accounted for 86% of our balance of securities sold under agreements to repurchase as of March 31, 2024. We expect to maintain this relationship for the foreseeable future.

In connection with the New Market Tax Credit activities of the Company, CFC 45 is a partnership whose members include CFNMA and City First New Markets Fund II, LLC. This CDE acts in effect as a pass-through for a Merrill Lynch allocation totaling $14.0 million that needed to be deployed. In December 2015, Merrill Lynch made a $14.0 million non-recourse loan to CFC 45, whereby CFC 45 passed that loan through to a QALICB. The loan to the QALICB was secured by a Leasehold Deed of Trust that, due to the pass-through, non-recourse structure, is operationally and ultimately for the benefit of Merrill Lynch rather than CFC 45. Debt service payments received by CFC 45 from the QALICB are passed through to Merrill Lynch in return for which CFC 45 receives a servicing fee. This loan was paid off on January 18, 2024. The financial statements of CFC 45 are consolidated with those of the Company.

Stockholders’ Equity

Stockholders’ equity was $281.3 million, or 20.5%, of the Company’s total assets, at March 31, 2024, compared to $281.9 million, or 20.5% of the Company’s total assets at December 31, 2023. Stockholders’ equity decreased primarily due to an increase of $571 thousand in accumulated other comprehensive loss, net of tax.  Book value per share was $14.59 at March 31, 2024 and $14.65 at December 31, 2023.

During the second quarter of 2023, the Company issued 92,720 shares of restricted stock to its officers and employees based on performance during 2022 under the Amended LTIP.  All the shares issued to officers and employees vest over periods ranging from 36 months to 60 months.

On March 26, 2024, the Company issued 94,413 shares of restricted stock to its officers and employees under the Amended and Restated LTIP. Each restricted stock award was valued based on the fair value of the stock on the date of the award.

During the first quarter of 2023, the Company issued 9,230 shares of stock to its directors which were fully vested.

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

	Common Equity Capital	Shares Outstanding	Per Share Amount
	(Dollars in thousands)
March 31, 2024:
Common book value	$131,292	9,001,613	$14.59
Less:
Goodwill	25,858
Net unamortized core deposit intangible	2,027
Tangible book value	$103,407	9,001,613	$11.49

December 31, 2023:
Common book value	$131,903	9,001,613	$14.65
Less:
Goodwill	25,858
Net unamortized core deposit intangible	2,111
Tangible book value	$103,934	9,001,613	$11.55

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet our obligations on a timely and cost-effective basis. The Bank’s sources of funds include deposits, advances from the FHLB and other borrowings, proceeds from the sale of loans and investment securities, and payments of principal and interest on loans and investment securities. The Bank is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets, or $284.3 million, to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. Based on FHLB stock held and collateral pledged as of March 31, 2024, the Bank had the ability to borrow an additional $105.0 million from the FHLB of Atlanta. In addition, the Bank had additional lines of credit of $10.0 million with other financial institutions as of March 31, 2024.  The Bank had unpledged securities of $107.5 million as of March 31, 2024 which could be used as collateral for borrowings from the Federal Reserve Bank under the BTFP.

The Bank’s primary uses of funds include originations of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and the payment of operating expenses. Also, when the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank invests in federal funds with the Federal Reserve Bank or in money market accounts with other financial institutions. The Bank’s liquid assets at March 31, 2024 consisted of $67.1 million in cash and cash equivalents and $107.5 million in securities available-for-sale that were not pledged, compared to $105.2 million in cash and cash equivalents and $173.3 million in securities available-for-sale that were not pledged at December 31, 2023. Currently, we believe the Bank has sufficient liquidity to support growth over the next twelve months and in the longer term.

The Bank had commitments to fund $448 thousand in loans that were approved but unfunded as of March 31, 2024.  In addition, the bank had $5.7 million in unfunded line of credit loans and $49.3 million in unfunded construction loans as of March 31, 2024.

The Bank has a significant concentration of deposits with two customers that accounted for approximately 12% of its deposits as of March 31, 2024. The Bank also has a significant concentration of short-term borrowings with one customer that accounted for 86% of the outstanding balance of securities sold under agreements to repurchase as of March 31, 2024. The Bank has long-term relationships with these customers and expects to maintain its relationships with them for the foreseeable future.

The Company’s liquidity, separate from the Bank, is based primarily on the proceeds from financing transactions, such as the private placement completed in June of 2022 and previous private placements. The Bank is currently under no prohibition from paying dividends to the Company but is subject to restrictions as to the amount of the dividends based on normal regulatory guidelines.

The Company recorded consolidated net cash outflows from investing activities of $23.4 million during the three months ended March 31, 2024, compared to consolidated net cash outflows from investing activities of $6.3 million during the three months ended March 31, 2023. Net cash outflows from investing activities for the three months ended March 31, 2024 were primarily due to the funding of new loans, net of repayments, of $46.4 million, partially offset by proceeds from principal paydowns on available-for-sale securities of $23.2 million. Net cash outflows from investing activities during the three months ended March 31, 2023 were primarily due to funding of new loans, net of repayments, of $9.7 million, partially offset by $3.4 million in proceeds from principal paydowns on available-for-sale securities.

The Company recorded consolidated net cash outflows from financing activities of $3.0 million during the three months ended March 31, 2024, compared to consolidated net cash inflows of $16.1 million during the three months ended March 31, 2023. Net cash outflows from financing activities during the three months ended March 31, 2024 were primarily due to the $14.0 million repayment of notes payable, partially offset by a net increase in deposits of $12.9 million. Net cash inflows from financing activities during the three months ended March 31, 2023 were primarily attributable to proceeds from FHLB advances of $40.5 million, partially offset by a net decrease in deposits of $29.4 million.

Capital Resources and Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of March 31, 2024 and December 31, 2023, the Bank exceeded all capital adequacy requirements to which it is subject and meets the qualifications to be considered “well capitalized.” (See Note 10 – Stockholders’ Equity and Regulatory Matters.)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.

Under the supervision and with the participation of our PEO and PFO, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2024. Based on their evaluation as of March 31, 2024, the PEO and PFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in our internal control over financial reporting described below.

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

Remediation Plan

In response to the material weaknesses that were identified, the Company has hired additional senior personnel with relevant experience and training in finance and accounting that will be able to assist the Company with appropriately assessing the risks of the Company and designing, implementing, and monitoring a system of internal control over financial reporting to address those risks. Related to the control over account reconciliations, the Company engaged a third-party firm to assist with reviewing general ledger account reconciliations to identify the population of account balance differences that were in need of correction. Such corrections were made to the consolidated financial statements as of December 31, 2023. Going forward, the Company’s controls over general ledger account reconciliations will be strengthened to require the use of a reconciliation checklist, with a formal signoff by the preparer and reviewer on each reconciliation, as well as by a separate member of management as evidence that every account reconciliation was reviewed each month. In addition, the Company will also request that its internal audit firm perform additional testing on the enhanced controls over general ledger account reconciliation during its audits.

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

Changes in Internal Control Over Financial Reporting

Except for the remediation activities discussed above, there were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes to the risk factors disclosed under Part I, Item 1A “Risk Factors” in the 2023 Annual Report on Form 10-K, other than the risk factor presented below:

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock, which would negatively impact the market price and liquidity of our common stock and our ability to access the capital markets.

If we fail to satisfy the continued listing requirements of Nasdaq, such as the $1.00 minimum closing bid price or timely periodic financial reporting requirements, Nasdaq may take steps to delist the Company’s securities. For example, on May 14, 2024, we received a Staff Delisting Determination letter (the “Staff Determination”) from Nasdaq that it had initiated the delisting process with respect to the Company’s securities. Following the filing of the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023 and Annual Report on From 10-K for the year ended December 31, 2023, we received a letter from Nasdaq on May 20, 2023, stating that the Company had regained compliance with Nasdaq continued listing requirements and the matter was closed. Any delisting of the Company’s securities, or threat of such delisting, would have a negative effect on the price of our common stock, impair the ability to sell or purchase our common stock when persons wish to do so, and any delisting materially adversely affect our ability to raise capital or pursue financing or other transactions on acceptable terms, or at all. Delisting from the Nasdaq Capital Market could also have other negative results, including the potential loss of institutional investor interest and fewer business development opportunities. In the event of a delisting, we would attempt to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibit Number*
3.1	Amended and Restated Certificate of Incorporation of Registrant effective as of April 1, 2021 (Exhibit 3.1 to Form 8-K filed by Registrant on April 5, 2021)
3.2	Certificate of Amendment to Certificate of Incorporation of Registrant (Exhibit 3.1 to Form 8-K filed by the Registrant on November 1, 2023)
3.3	Bylaws of Registrant (Exhibit 3.2 to Form 8-K filed by Registrant on August 24, 2020)
3.4	Certificate of Designations of Senior Non-Cumulative Perpetual Preferred Stock, Series C (Exhibit 3.1 to Form 8-K filed by Registrant on June 8, 2022)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: May 24, 2024	By:	/s/ Brian Argrett
Brian Argrett
Chief Executive Officer

Date: May 24, 2024	By:	/s/ Zack Ibrahim
Zack Ibrahim
Chief Financial Officer