Form 10-Q
period 2024-06-30
BROADWAY FINANCIAL CORP \DE\
filed 2024-08-14
CIK 1001171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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
Yes ☐   No ☒

As of July 31, 2024, 6,033,843 shares of the registrant’s Class A voting common stock, 1,425,574 shares of the registrant’s Class B non-voting common stock and 1,672,562 shares of the registrant’s Class C non-voting common stock were outstanding.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition
(In thousands, except share and per share amounts)
	June 30, 2024	December 31, 2023
	(Unaudited)
Assets:
Cash and due from banks	$6,242	$5,460
Interest-bearing deposits in other banks	83,571	99,735
Cash and cash equivalents	89,813	105,195
Securities available-for-sale, at fair value (amortized cost of $280,411 and $335,978)	261,454	316,950
Loans receivable held for investment, net of allowance of $8,104 and $7,348	938,736	880,457
Accrued interest receivable	5,228	4,938
Federal Home Loan Bank (“FHLB”) stock	10,292	10,156
Federal Reserve Bank (“FRB”) stock	3,543	3,543
Office properties and equipment, net	9,613	9,840
Bank owned life insurance, net	3,297	3,275
Deferred tax assets, net	9,846	9,538
Core deposit intangible, net	1,943	2,111
Goodwill	25,858	25,858
Other assets	7,667	3,543
Total assets	$1,367,290	$1,375,404

Liabilities and stockholders’ equity
Liabilities:
Deposits	$687,369	$682,635
Securities sold under agreements to repurchase	72,658	73,475
FHLB advances	209,242	209,319
Bank Term Funding Program (“BTFP”) borrowing	100,000	100,000
Notes payable	–	14,000
Accrued expenses and other liabilities	15,551	13,878
Total liabilities	1,084,820	1,093,307
Non-Cumulative Redeemable Perpetual Preferred stock, Series C; authorized 150,000 shares at June 30, 2024 and December 31, 2023; issued and outstanding 150,000 shares at June 30, 2024 and December 31, 2023; liquidation value $1,000 per share	150,000	150,000
Common stock, Class A, $0.01 par value, voting; authorized 75,000,000 shares at June 30, 2024 and December 31, 2023; issued 6,361,071 shares at June 30, 2024 and 6,242,089 shares at December 31, 2023; outstanding 6,033,843 shares at June 30, 2024 and 5,914,861 shares at December 31, 2023	64	62
Common stock, Class B, $0.01 par value, non-voting; authorized 15,000,000 shares at June 30, 2024 and December 31, 2023; issued and outstanding 1,425,574 shares at June 30, 2024 and December 31, 2023	14	14
Common stock, Class C, $0.01 par value, non-voting; authorized 25,000,000 shares at June 30, 2024 and December 31, 2023; issued and outstanding 1,672,562 at June 30, 2024 and December 31, 2023	17	17
Additional paid-in capital	142,690	142,601
Retained earnings	12,657	12,552
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(4,348)	(4,492)
Accumulated other comprehensive loss, net of tax	(13,475)	(13,525)
Treasury stock-at cost, 327,228 shares at June 30, 2024 and at December 31, 2023	(5,326)	(5,326)
Total Broadway Financial Corporation and Subsidiary stockholders’ equity	282,293	281,903
Non-controlling interest	177	194
Total liabilities and stockholders’ equity	$1,367,290	$1,375,404

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Interest income:
Interest and fees on loans receivable	$12,179	$9,098	$23,308	$17,633
Interest on available-for-sale securities	1,876	2,183	3,951	4,363
Other interest income	1,433	359	3,022	687
Total interest income	15,488	11,640	30,281	22,683

Interest expense:
Interest on deposits	3,086	1,549	5,885	2,852
Interest on borrowings	4,484	2,823	8,954	4,289
Total interest expense	7,570	4,372	14,839	7,141

Net interest income	7,918	7,268	15,442	15,542
Provision for credit losses	494	768	754	810
Net interest income after provision for credit losses	7,424	6,500	14,688	14,732

Non-interest income:
Service charges	38	38	78	99
Other	235	222	501	450
Total non-interest income	273	260	579	549

Non-interest expense:
Compensation and benefits	4,469	3,734	8,866	7,483
Occupancy expense	432	443	867	888
Information services	663	735	1,370	1,450
Professional services	563	607	1,973	1,112
Supervisory costs	216	201	393	295
Office services and supplies	48	26	82	48
Advertising and promotional expense	63	59	91	127
Corporate insurance	64	61	125	123
Appraisal and other loan expense	–	26	–	69
Amortization of core deposit intangible	84	97	168	195
Travel expense	55	37	134	115
Other expense	623	395	1,021	768
Total non-interest expense	7,280	6,421	15,090	12,673

Income before income taxes	417	339	177	2,608
Income tax expense	146	93	89	767
Net income	$271	$246	$88	$1,841
Less: Net income (loss) attributable to non-controlling interest	2	3	(17)	25
Net income attributable to Broadway Financial Corporation	$269	$243	$105	$1,816

Other comprehensive income (loss), net of tax:
Unrealized income (losses) on securities available-for-sale arising during the period	$874	$(3,356)	$71	$77
Income tax expense (benefit)	253	(965)	21	23
Other comprehensive income (loss), net of tax	621	(2,391)	50	54

Comprehensive income (loss)	$890	$(2,148)	$155	$1,870

Earnings per common share-basic(1)	$0.03	$0.03	$0.01	$0.20
Earnings per common share-diluted(1)	$0.03	$0.03	$0.01	$0.20

(1)	Retroactively adjusted, as applicable, for the 1-for-8 reverse stock split effective November 1, 2023 - see Note 1

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income	$88	$1,841
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	754	810
Depreciation	327	323
Net change of deferred loan origination costs	238	(460)
Net accretion of premiums and discounts on available-for-sale securities	(483)	(511)
Accretion of purchase accounting marks on loans	(177)	(66)
Amortization of core deposit intangible	168	195
Director compensation expense-common stock	96	95
Accretion of premium on FHLB advances	(7)	(6)
Stock-based compensation expense	115	90
ESOP compensation expense	91	22
Earnings on bank owned life insurance	(22)	(20)
Change in assets and liabilities:
Net change in deferred taxes	(328)	461
Net change in accrued interest receivable	(290)	(141)
Net change in other assets	(4,124)	(595)
Net change in accrued expenses and other liabilities	1,673	97
Net cash (used in) provided by operating activities	(1,881)	2,135

Cash flows from investing activities:
Net change in loans receivable held for investment	(59,094)	(58,668)
Principal payments on available-for-sale securities	56,049	6,821
Purchase of FHLB stock	(136)	(3,783)
Proceeds from redemption of FHLB stock	–	256
Proceeds from redemption of FRB stock	–	1,721
Purchase of office properties and equipment	(100)	(32)
Net cash used in investing activities	(3,281)	(53,685)

Cash flows from financing activities:
Net change in deposits	4,734	(40,853)
Net change in securities sold under agreements to repurchase	(817)	7,910
Purchase of unreleased ESOP shares	–	(2,800)
Repayment of notes payable	(14,000)	–
Cash dividends paid - ECIP	(67)	–
Proceeds from FHLB advances	–	82,000
Repayments of FHLB advances	(70)	(70)
Net cash (used in) provided by financing activities	(10,220)	46,187
Net change in cash and cash equivalents	(15,382)	(5,363)
Cash and cash equivalents at beginning of the period	105,195	16,105
Cash and cash equivalents at end of the period	$89,813	$10,742
Supplemental disclosures of cash flow information:
Cash paid for interest	$12,032	$4,648
Cash paid for income taxes	–	236

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Three Month Periods Ended June 30, 2024 and 2023
	Preferred Stock Non-Voting	Common Stock Voting	Common Stock Non-Voting	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Non-Controlling Interest	Total Stockholders’ Equity
	(In thousands)
Balance at April 1, 2024	$150,000	$62	$31	$142,653	$(14,096)	$12,388	$(4,420)	$(5,326)	$175	$281,467
Net income	–	–	–	–	–	269	–	–	2	271
Release of unearned ESOP shares	–	2	–	(30)	–	–	72	–	–	44
Stock-based compensation expense	–	–	–	38	–	–	–	–	–	38
Director stock compensation expense	–	–	–	96	–	–	–	–	–	96
Dividends paid - ECIP	–	–	–	(67)	–	–	–	–	–	(67)
Other comprehensive income, net of tax	–	–	–	–	621	–	–	–	–	621
Balance at June 30, 2024	$150,000	$64	$31	$142,690	$(13,475)	$12,657	$(4,348)	$(5,326)	$177	$282,470

Balance at April 1, 2023	$150,000	$64	$31	$144,287	$(15,028)	$9,611	$(3,963)	$(5,326)	$192	$279,868
Net income	–	–	–	–	–	243	–	–	3	246
Release of unearned ESOP shares	–	–	–	(6)	–	–	16	–	–	10
Increase in unreleased shares	–	–	–	–	–	–	(300)	–	–	(300)
Stock-based compensation expense	–	1	–	50	–	–	–	–	–	51
Other comprehensive loss, net of tax	–	–	–	–	(2,391)	–	–	–	–	(2,391)
Balance at June 30, 2023	$150,000	$65	$31	$144,331	$(17,419)	$9,854	$(4,247)	$(5,326)	$195	$277,484

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

	Six Month Periods Ended June 30, 2024 and 2023
	Preferred Stock Non-Voting	Common Stock Voting	Common Stock Non-Voting	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Non-Controlling Interest	Total Stockholders’ Equity
	(In thousands)
Balance at January 1, 2024	$150,000	$62	$31	$142,601	$(13,525)	$12,552	$(4,492)	$(5,326)	$194	$282,097
Net income (loss)	–	–	–	–	–	105	–	–	(17)	88
Release of unearned ESOP shares	–	2	–	(55)	–	–	144	–	–	91
Stock-based compensation expense	–	–	–	115	–	–	–	–	–	115
Director stock compensation expense	–	–	–	96	–	–	–	–	–	96
Dividends paid - ECIP	–	–	–	(67)	–	–	–	–	–	(67)
Other comprehensive income, net of tax	–	–	–	–	50	–	–	–	–	50
Balance at June 30, 2024	$150,000	$64	$31	$142,690	$(13,475)	$12,657	$(4,348)	$(5,326)	$177	$282,470

Adjusted balance, January 1, 2023	$150,000	$64	$31	$144,157	$(17,473)	$9,294	$(1,265)	$(5,326)	$170	$279,652
Cumulative change related to adoption of ASU 2016-13	–	–	–	–	–	(1,256)	–	–	–	(1,256)
Adjusted balance, January 1, 2023	150,000	64	31	144,157	(17,473)	8,038	(1,265)	(5,326)	170	278,396
Net income	–	–	–	–	–	1,816	–	–	25	1,841
Release of unearned ESOP shares	–	–	–	(10)	–	–	(182)	–	–	(192)
Stock-based compensation expense	–	1	–	89	–	–	–	–	–	90
Director stock compensation expense	–	–	–	95	–	–	–	–	–	95
Increase in unreleased shares	–	–	–	–	–	–	(2,800)	–	–	(2,800)
Other comprehensive income, net of tax	–	–	–	–	54	–	–	–	–	54
Balance at June 30, 2023	$150,000	$65	$31	$144,331	$(17,419)	$9,854	$(4,247)	$(5,326)	$195	$277,484

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q. These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”) and, accordingly, should be read in conjunction with such audited consolidated financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Except as discussed below, our accounting policies are described in Note 1 – Summary of Significant Accounting Policies of our audited consolidated financial statements included in the 2023 Form 10-K.

Reverse Stock Split

On October 30, 2023, the Company effected a reverse stock split of the Company’s outstanding shares of Class A common stock, Class B common stock, and Class C common stock, par value $0.01 per share at a ratio of 1-for-8 (the “Reverse Stock Split”). The shares of Class A common stock listed on The Nasdaq Capital Market commenced trading on The Nasdaq Capital Market on a post-Reverse Stock Split adjusted basis at the open of business on November 1, 2023.  As a result of the Reverse Stock Split, the number of issued and outstanding shares of common stock immediately prior to the Reverse Stock Split was reduced such that every eight shares of common stock held by a stockholder immediately prior to the Reverse Stock Split were combined and reclassified into one share of common stock.  All common stock share amounts and per share numbers discussed herein have been retroactively adjusted for the Reverse Stock Split.

NOTE 2 – Earnings Per Share of Common Stock

Basic earnings per share of common stock is computed pursuant to the two-class method by dividing net income available to common stockholders less dividends paid on participating securities (unvested shares of restricted common stock) and any undistributed earnings attributable to participating securities by the weighted average common shares outstanding during the period.  The weighted average common shares outstanding includes the weighted average number of shares of common stock outstanding less the weighted average number of unvested shares of restricted common stock. Employee Stock Ownership Plan (“ESOP”) shares are considered outstanding for this calculation unless unearned.  Diluted earnings per share of common stock includes the dilutive effect of unvested stock awards and additional potential common shares issuable under stock compensation plans. Stock options for 12,500 and 31,250 shares of common stock at June 30,2024 and 2023, respectively, were not considered in computing diluted earnings per common share because they were anti‑dilutive.

The following table shows how the Company computed basic and diluted earnings per share of common stock for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except share and per share data)
Net income attributable to Broadway Financial Corporation	$269	$243	$105	$1,816
Less: Net income attributable to participating securities	6	4	3	27
Income available to common stockholders	$263	$239	$102	$1,789

Weighted average common shares outstanding for basic earnings per common share(1)	8,394,367	8,683,764	8,308,359	8,772,198
Add: Dilutive effects of unvested restricted stock awards(1)	202,618	128,230	204,903	130,149
Weighted average common shares outstanding for diluted earnings per common share(1)	8,596,985	8,811,994	8,513,262	8,902,347

Earnings per common share - basic(1)	$0.03	$0.03	$0.01	$0.20
Earnings per common share - diluted(1)	$0.03	$0.03	$0.01	$0.20

(1)  Retroactively adjusted, as applicable, for the 1-for-8 reverse stock split effective November 1, 2023 - see Note 1

NOTE 3 – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios as of the dates indicated and the corresponding amounts of unrealized gains and losses which were recognized in accumulated other comprehensive loss:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2024:
Federal agency mortgage-backed securities	$67,240	$4	$(10,209)	$57,035
Federal agency collateralized mortgage obligations (“CMO”)	23,180	7	(1,451)	21,736
Federal agency debt	46,733	–	(2,933)	43,800
Municipal bonds	4,817	–	(482)	4,335
U. S. Treasuries	127,534	–	(2,250)	125,284
U.S. Small Business Administration (“SBA”) pools	10,907	6	(1,649)	9,264
Total available-for-sale securities	$280,411	$17	$(18,974)	$261,454
December 31, 2023:
Federal agency mortgage-backed securities	$76,091	$3	$(9,316)	$66,778
Federal agency CMOs	24,720	–	(1,381)	23,339
Federal agency debt	50,893	–	(3,057)	47,836
Municipal bonds	4,833	–	(460)	4,373
U. S. Treasuries	167,055	–	(3,175)	163,880
SBA pools	12,386	4	(1,646)	10,744
Total available-for-sale securities	$335,978	$7	$(19,035)	$316,950

As of June 30, 2024, investment securities with a fair value of $70.9 million were pledged as collateral for securities sold under agreements to repurchase and included $30.5 million of federal agency debt securities, $30.1 million of U.S. Treasury securities and $10.3 million of federal agency mortgage-backed securities. As of December 31, 2023, investment securities with a fair value of $89.0 million were pledged as collateral for securities sold under agreements to repurchase and included $47.8 million of U.S. Treasury securities, $30.2 million of federal agency debt securities, and $11.0 million of federal agency mortgage-backed securities. Investment securities with a fair value of $94.0 million and $98.3 million were pledged as collateral for the BTFP borrowing as of June 30, 2024 and December 31, 2023, respectively (See Note 6 – Borrowings). Accrued interest receivable on securities was $1.0 million and $1.4 million at June 30, 2024 and December 31, 2023, respectively, and is included in the consolidated statements of financial condition under accrued interest receivable.

At June 30, 2024, and December 31, 2023, there were no holdings of securities by any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The amortized cost and estimated fair value of all investment securities available-for-sale at June 30, 2024, by contractual maturities are shown below. Contractual maturities may differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Due in one year or less	$98,666	$–	$(1,322)	$97,344
Due after one year through five years	74,828	–	(3,899)	70,929
Due after five years through ten years	27,551	10	(1,757)	25,804
Due after ten years (1)	79,366	7	(11,996)	67,377
	$280,411	$17	$(18,974)	$261,454

(1)	Mortgage-backed securities, collateralized mortgage obligations and SBA pools do not have a single stated maturity date and therefore have been included in the “Due after ten years” category.

The table below indicates the length of time individual securities had been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2024:
Federal agency mortgage-backed securities	$–	$–	$56,791	$(10,209)	$56,791	$(10,209)
Federal agency CMOs	–	–	20,962	(1,451)	20,962	(1,451)
Federal agency debt	–	–	43,800	(2,933)	43,800	(2,933)
Municipal bonds	–	–	4,335	(482)	4,335	(482)
U. S. Treasuries	–	–	125,284	(2,250)	125,284	(2,250)
SBA pools	–	–	8,082	(1,649)	8,082	(1,649)
Total unrealized loss position investment securities	$–	$–	$259,254	$(18,974)	$259,254	$(18,974)

December 31, 2023:
Federal agency mortgage-backed securities	$–	$–	$66,575	$(9,316)	$66,575	$(9,316)
Federal agency CMOs	–	–	23,339	(1,381)	23,339	(1,381)
Federal agency debt	3,018	(37)	44,818	(3,020)	47,836	(3,057)
Municipal bonds	–	–	4,373	(460)	4,373	(460)
U. S. Treasuries	–	–	163,880	(3,175)	163,880	(3,175)
SBA pools	286	(1)	9,439	(1,645)	9,725	(1,646)
Total unrealized loss position investment securities	$3,304	$(38)	$312,424	$(18,997)	$315,728	$(19,035)

At June 30, 2024, and December 31, 2023, there were no securities in nonaccrual status. All securities in the portfolio were current with their contractual principal and interest payments. At June 30, 2024, and December 31, 2023, there were no securities purchased with deterioration in credit quality since their origination. At June 30, 2024, and December 31, 2023, there were no collateral dependent securities.

The Company’s assessment of available-for-sale investment securities as of June 30, 2024 and December 31, 2023, indicated that an allowance for credit losses (“ACL”) was not required. The Company analyzed available-for-sale investment securities that were in an unrealized loss position and determined the decline in fair value for those securities was not related to credit, but rather related to changes in interest rates and general market conditions. As such, no ACL was recorded for available-for-sale securities as of  June 30, 2024 and December 31, 2023.

NOTE 4. – Loans Receivable Held for Investment

Loans receivable held for investment were as follows as of the dates indicated:

	June 30, 2024	December 31, 2023
	(In thousands)
Real estate:
Single-family	$27,265	$24,702
Multi-family	614,014	561,447
Commercial real estate	125,789	119,436
Church	11,775	12,717
Construction	93,951	89,887
Commercial – other	59,538	63,450
SBA loans (1)	12,886	14,954
Consumer	1	13
Gross loans receivable before deferred loan costs and premiums	945,219	886,606
Unamortized net deferred loan costs and premiums	2,216	1,971
Gross loans receivable	947,435	888,577
Credit and interest marks on purchased loans, net	(595)	(772)
Allowance for credit losses	(8,104)	(7,348)
Loans receivable, net	$938,736	$880,457

(1)	Including Paycheck Protection Program (“PPP”) loans.

As of June 30, 2024 and December 31, 2023, the SBA loan category above included $15 thousand and $2.5 million, respectively, of loans issued under the SBA’s PPP. PPP loans have terms of two to five years and earn interest at 1%. PPP loans are fully guaranteed by the SBA and have virtually no risk of loss. The bank expects the vast majority of the PPP loans to be fully forgiven by the SBA.

Accrued interest on loans receivable was $3.9 million and $3.3 million at June 30, 2024 and December 31, 2023, respectively.

The Company accounts for credit losses on loans in accordance with ASC 326, which requires the Company to recognize estimates for lifetime losses on loans and off-balance sheet loan commitments at the time of origination or acquisition. The recognition of losses at origination or acquisition represents the Company’s best estimate of the lifetime expected credit loss associated with a loan given the facts and circumstances associated with the particular loan, and involves the use of significant management judgement and estimates, which are subject to change based on management’s on-going assessment of the credit quality of the loan portfolio and changes in economic forecasts used in the model. The Company uses the weighted average remaining maturity (“WARM”) method when determining estimates for the allowance for credit losses (“ACL”) for each of its portfolio segments. The weighted average remaining life, including the effect of estimated prepayments, is calculated for each loan pool on a quarterly basis. The Company then estimates a loss rate for each pool using both its own historical loss experience and the historical losses of a group of peer institutions during the period from 2004 through the most recent quarter.

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

For the three months ended June 30, 2024, the Company recorded a provision for credit losses of $494 thousand, compared to $768 thousand for the three months ended June 30, 2023.  For the six months ended June 30, 2024, the Company recorded a provision for credit losses of $754 thousand, compared to $810 thousand for the six months ended June 30, 2023.  The provisions for credit losses during the three and six months ended June 30, 2024 include recoveries of provisions for credit losses for off-balance sheet loan commitments of $58 thousand and $2 thousand, respectively.  The provisions for credit losses during the three and six months ended June 30, 2023 include provisions for credit losses for off-balance sheet loan commitments of $83 thousand and $37 thousand, respectively. The decreases in the provisions for credit losses were primarily due to lower loan originations and declines in the provision for credit losses for off-balance sheet loan commitments.

The allowance for credit losses (“ACL”) increased to $8.1 million as of June 30, 2024, compared to $7.3 million as of December 31, 2023 due to growth in the loan portfolio.

The following tables summarize the activity in the allowance for credit losses on loans for the periods indicated:

	Three Months Ended June 30, 2024
	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture) (1)	Ending Balance
	(In thousands)
Loans receivable held for investment:
Real estate:
Single-family	$298	$–	$–	$3	$301
Multi-family	4,325	–	–	365	4,690
Commercial real estate	1,109	–	–	62	1,171
Church	90	–	–	(6)	84
Construction	956	–	–	154	1,110
Commercial - other	722	–	–	(104)	618
SBA loans	52	–	–	78	130
Consumer	–	–	–	–	–
Total	$7,552	$–	$–	$552	$8,104

	Six Months Ended June 30, 2024
	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture) (1)	Ending Balance
	(In thousands)
Loans receivable held for investment:
Real estate:
Single family	$260	$–	$–	$41	$301
Multi-family	4,413	–	–	277	4,690
Commercial real estate	1,094	–	–	77	1,171
Church	72	–	–	12	84
Construction	932	–	–	178	1,110
Commercial - other	529	–	–	89	618
SBA loans	48	–	–	82	130
Consumer	–	–	–	–	–
Total	$7,348	$–	$–	$756	$8,104

(1)	The bank also recorded a recovery of provision for off-balance sheet loan commitments of $58 thousand and $2 thousand for the three and six months ended June 30, 2024, respectively.

	Three Months Ended June 30, 2023
	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture) (1)	Ending Balance
	(In thousands)
Loans receivable held for investment:
Real estate:
Single-family	$261	$–	$–	$(14)	$247
Multi-family	3,932	–	–	323	4,255
Commercial real estate	1,012	–	–	–	1,012
Church	92	–	–	(9)	83
Construction	593	–	–	195	788
Commercial - other	357	–	–	189	546
SBA loans	38	–	–	1	39
Consumer	–	–	–	–	–
Total	$6,285	$–	$–	$685	$6,970

	Six Months Ended June 30, 2023
	Beginning Balance	Impact of CECL Adoption	Charge-offs	Recoveries	Provision (Recapture) (1)	Ending Balance
	(In thousands)
Loans receivable held for investment:
Real estate:
Single family	$109	$214	$–	$–	$(76)	$247
Multi-family	3,273	603	–	–	379	4,255
Commercial real estate	449	466	–	–	97	1,012
Church	65	37	–	–	(19)	83
Construction	313	219	–	–	256	788
Commercial - other	175	254	–	–	117	546
SBA loans	–	20	–	–	19	39
Consumer	4	(4)	–	–	–	–
Total	$4,388	$1,809	$–	$–	$773	$6,970

(1)	The bank also recorded a provision for off-balance sheet loan commitments of $83 thousand and $37 thousand for the three and six months ended June 30, 2023, respectively.

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

The following table presents collateral dependent loans by collateral type as of the date indicated:

	June 30, 2024
	Single-Family	Multi-Family Residential	Church	Business Assets	Total
Real estate:	(In thousands)
Single-family	$39	$–	$–	$–	$39
Commercial real estate	–	–	55	–	55
Church	–	–	387	–	387
Total	$39	$–	$442	$–	$481

	December 31, 2023
	Single-Family	Multi-Family Residential	Church	Business Assets	Total
Real estate:	(In thousands)
Single-family	$45	$–	$–	$–	$45
Multi-family	–	5,672	–	–	5,672
Commercial real estate	–	–	65	–	65
Church	–	–	391	–	391
Commercial – other	–	–	–	268	268
Total	$45	$5,672	$456	$268	$6,441

At June 30, 2024 and December 31, 2023, $0.5 million and $6.4 million, respectively, of individually evaluated loans were evaluated based on the underlying value of the collateral. These loans had an associated ACL of $0 and $112 thousand, as of June 30, 2024 and December 31, 2023, respectively.  None of these collateral dependent loans were on nonaccrual status at June 30, 2024 or December 31, 2023.  At June 30, 2024 one $81 thousand individually evaluated loan was evaluated using a discounted cash flow approach. At December 31, 2023, no individually evaluated loans were evaluated using a discounted cash flow approach.

Past Due Loans

The following tables present the aging of the recorded investment in past due loans by loan type as of the dates indicated:

	June 30, 2024
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single-family	$–	$–	$–	$–	$27,265	$27,265
Multi-family	–	–	–	–	616,230	616,230
Commercial real estate	–	–	–	–	125,789	125,789
Church	387	–	–	387	11,388	11,775
Construction	–	–	–	–	93,951	93,951
Commercial - other	–	–	–	–	59,538	59,538
SBA loans	–	323	5	328	12,558	12,886
Consumer	–	–	–	–	1	1
Total	$387	$323	$5	$715	$946,720	$947,435

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single-family	$–	$–	$–	$–	$24,702	$24,702
Multi-family	–	401	–	401	563,017	563,418
Commercial real estate	–	–	–	–	119,436	119,436
Church	–	–	–	–	12,717	12,717
Construction	–	–	–	–	89,887	89,887
Commercial - other	–	–	–	–	63,450	63,450
SBA loans	379	–	–	379	14,575	14,954
Consumer	–	–	–	–	13	13
Total	$379	$401	$–	$780	$887,797	$888,577

The following table presents the recorded investment in non-accrual loans by loan type as of the dates indicated:

	June 30, 2024	December 31, 2023
	(In thousands)
Loans receivable held for investment:
SBA loans	$328	$–
Total non-accrual loans	$328	$–

There were no loans 90 days or more delinquent that were accruing interest as of June 30, 2024 or December 31, 2023.

Modified Loans to Troubled Borrowers

GAAP requires that certain types of modifications of loans in response to a borrower’s financial difficulty be reported, which consist of the following: (i) principal forgiveness, (ii) interest rate reduction, (iii) other-than-insignificant payment delay, (iv) term extension, or (v) any combination of the foregoing. The ACL for loans that were modified in response to a borrower’s financial difficulty is measured on a collective basis, as with other loans in the loan portfolio, unless management determines that such loans no longer possess risk characteristics similar to others in the loan portfolio. In those instances, the ACL for such loans is determined through individual evaluation. There were no loan modifications to borrowers that were experiencing financial difficulty during the three or six months ended June 30, 2024 or 2023.

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

The following tables stratify the loans held for investment portfolio by the Company’s internal risk grading and by year of origination as of June 30, 2024 and December 31, 2023:

	Term Loans Amortized Cost Basis by Origination Year - As of June 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(In thousands)
Single-family:
Pass	$–	$549	$4,112	$1,836	$2,033	$14,294	$–	$22,824
Watch	–	–	–	740	862	194	–	1,796
Special Mention	–	–	–	1,186	–	113	–	1,299
Substandard	–	–	–	–	1,346	–	–	1,346
Total	$–	$549	$4,112	$3,762	$4,241	$14,601	$–	$27,265

Multi-family:
Pass	$55,871	$86,086	$180,799	$130,893	$27,029	$88,504	$–	$569,182
Watch	–	–	8,528	14,485	–	9,707	–	32,720
Special Mention	–	–	–	3,155	–	2,007	–	5,162
Substandard	–	–	–	888	–	8,278	–	9,166
Total	$55,871	$86,086	$189,327	$149,421	$27,029	$108,496	$–	$616,230

Commercial real estate:
Pass	$21,500	$1,742	$21,258	$25,758	$14,851	$20,140	$–	$105,249
Watch	–	–	437	–	13,203	2,557	–	16,197
Special Mention	–	880	–	–	–	–	–	880
Substandard	–	–	–	–	–	3,463	–	3,463
Total	$21,500	$2,622	$21,695	$25,758	$28,054	$26,160	$–	$125,789

Church:
Pass	$–	$2,861	$–	$2,182	$1,722	$2,559	$–	$9,324
Watch	–	–	–	–	–	850	–	850
Special Mention	–	–	–	–	–	643	–	643
Substandard	–	–	–	–	–	958	–	958
Total	$–	$2,861	$–	$2,182	$1,722	$5,010	$–	$11,775

Construction:
Pass	$–	$–	$–	$–	$–	$–	$–	$–
Watch	2,725	45,611	22,937	5,870	–	1,714	–	78,857
Special Mention	–	252	10,761	–	–	–	–	11,013
Substandard	–	1,561	–	2,520	–	–	–	4,081
Total	$2,725	$47,424	$33,698	$8,390	$–	$1,714	$–	$93,951

Commercial – other:
Pass	$–	$15,000	$8,052	$–	$2,841	$7,399	$–	$33,292
Watch	17,594	–	718	–	–	2,250	–	20,562
Special Mention	–	–	351	–	927	4,300	–	5,578
Substandard	–	–	–	106	–	–	–	106
Total	$17,594	$15,000	$9,121	$106	$3,768	$13,949	$–	$59,538

SBA:
Pass	$500	$9,050	$150	$15	$–	$1,406	$–	$11,121
Substandard	–	–	–	–	405	1,360	–	1,765
Total	$500	$9,050	$150	$15	$405	$2,766	$–	$12,886

Consumer:
Pass	$1	$–	$–	$–	$–	$–	$–	$1
Total	$1	$–	$–	$–	$–	$–	$–	$1

Total loans:
Pass	$77,872	$115,288	$214,371	$160,684	$48,476	$134,302	$–	$750,993
Watch	20,319	45,611	32,620	21,095	14,065	17,272	–	150,982
Special Mention	–	1,132	11,112	4,341	927	7,063	–	24,575
Substandard	–	1,561	–	3,514	1,751	14,059	–	20,885
Total loans	$98,191	$163,592	$258,103	$189,634	$65,219	$172,696	$–	$947,435

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
	(In thousands)
Single-family:
Pass	$–	$2,474	$1,862	$2,940	$1,485	$12,374	$–	$21,135
Watch	–	–	750	–	–	999	–	1,749
Special Mention	–	–	–	–	–	116	–	116
Substandard	–	–	–	1,365	–	337	–	1,702
Total	$–	$2,474	$2,612	$4,305	$1,485	$13,826	$–	$24,702

Multi-family:
Pass	$81,927	$183,295	$145,652	$27,356	$44,511	$47,119	$–	$529,860
Watch	–	4,686	6,203	–	1,186	6,474	–	18,549
Special Mention	–	–	899	–	–	1,344	–	2,243
Substandard	–	–	–	–	363	12,403	–	12,766
Total	$81,927	$187,981	$152,754	$27,356	$46,060	$67,340	$–	$563,418

Commercial real estate:
Pass	$9,881	$22,131	$26,019	$24,684	$6,718	$15,106	$–	$104,539
Watch	–	442	–	5,286	–	2,599	–	8,327
Special Mention	–	–	–	–	325	–	–	325
Substandard	–	–	–	–	–	6,245	–	6,245
Total	$9,881	$22,573	$26,019	$29,970	$7,043	$23,950	$–	$119,436

Church:
Pass	$2,923	$–	$2,210	$1,748	$–	$2,704	$–	$9,585
Watch	–	–	–	–	636	1,525	–	2,161
Substandard	–	–	–	–	–	971	–	971
Total	$2,923	$–	$2,210	$1,748	$636	$5,200	$–	$12,717

Construction:
Pass	$–	$1,109	$1,198	$–	$–	$–	$–	$2,307
Watch	42,300	35,179	5,484	–	–	2,097	–	85,060
Special Mention	–	–	2,520	–	–	–	–	2,520
Total	$42,300	$36,288	$9,202	$–	$–	$2,097	$–	$89,887

Commercial – other:
Pass	$15,000	$9,077	$87	$5,600	$–	$25,154	$–	$54,918
Watch	–	312	–	1,500	6,550	–	–	8,362
Special Mention	–	–	170	–	–	–	–	170
Total	$15,000	$9,389	$257	$7,100	$6,550	$25,154	$–	$63,450

SBA:
Pass	$11,809	$109	$2,453	$–	$16	$100	$–	$14,487
Special Mention	–	–	–	467	–	–	–	467
Total	$11,809	$109	$2,453	$467	$16	$100	$–	$14,954

Consumer:
Pass	$13	$–	$–	$–	$–	$–	$–	$13
Total	$13	$–	$–	$–	$–	$–	$–	$13

Total loans:
Pass	$121,553	$218,195	$179,481	$62,328	$52,730	$102,557	$–	$736,844
Watch	42,300	40,619	12,437	6,786	8,372	13,694	–	124,208
Special Mention	–	–	3,589	467	325	1,460	–	5,841
Substandard	–	–	–	1,365	363	19,956	–	21,684
Total loans	$163,853	$258,814	$195,507	$70,946	$61,790	$137,667	$–	$888,577

Allowance for Credit Losses for Off-Balance Sheet Commitments

The Company maintains an allowance for credit losses on off-balance sheet commitments related to unfunded loans and lines of credit, which is included in accrued expenses and other liabilities in the consolidated statements of financial condition. The Company applies an expected credit loss estimation methodology for off-balance sheet commitments. This methodology is commensurate with the methodology applied to each respective segment of the loan portfolio in determining the ACL for loans held-for-investment. The loss estimation process includes assumptions for the probability that a loan will fund, as well as the expected amount of funding. These assumptions are based on the Company’s own historical internal loan data.

The allowance for off-balance sheet commitments was $367 thousand and $364 thousand at June 30, 2024 and December 31, 2023, respectively.  The recovery of provision for off-balance sheet loan commitments was $58 thousand for the three months ended June 30, 2024 and $2 thousand for the six months ended June 30, 2024. The provision for off-balance sheet loan commitments was $83 thousand for the three months ended June 30, 2023 and $37 thousand for the six months ended June 30, 2023.

NOTE 5 – Goodwill and Core Deposit Intangible

The Company recognized goodwill of $25.9 million and a core deposit intangible of $1.9 million as of June 30, 2024. The following tables present the changes in the carrying amounts of goodwill and core deposit intangibles for the six months ended June 30, 2024 and 2023:

	June 30, 2024
	Goodwill	Core Deposit Intangible
	(In thousands)
Balance at the beginning of the period	$25,858	$2,111
Additions	–	–
Change in deferred tax estimate	–	–
Amortization	–	(168)
Balance at the end of the period	$25,858	$1,943

	June 30, 2023
	Goodwill	Core Deposit Intangible
	(In thousands)
Balance at the beginning of the period	$25,858	$2,501
Additions	–	–
Change in deferred tax estimate	–	–
Amortization	–	(195)
Balance at the end of the period	$25,858	$2,306

The carrying amount of the core deposit intangible consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Core deposit intangible acquired	$3,329	$3,329
Less: Accumulated amortization	(1,386)	(1,218)
	$1,943	$2,111

The following table outlines the estimated amortization expense for the core deposit intangible during the next five fiscal years (in thousands):

Remainder of 2024	$168
2025	315
2026	304
2027	291
2028	279
Thereafter	586
$1,943

NOTE 6 – Borrowings

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated statements of financial condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. These agreements mature on a daily basis. As of June 30, 2024 securities sold under agreements to repurchase totaled $72.7 million at an average rate of 3.68%. The fair value of securities pledged totaled $70.9 million as of June 30, 2024. As of December 31, 2023, securities sold under agreements to repurchase totaled $73.5 million at an average rate of 3.64%. The fair value of securities pledged totaled $89.0 million as of December 31, 2023.

At June 30, 2024 and December 31, 2023, the Company had outstanding advances from the FHLB totaling $209.2 million and $209.3 million, respectively. The weighted interest rate was 4.91% as of both June 30, 2024 and December 31, 2023. The weighted average contractual maturity was one month as of June 30, 2024 and two months as of December 31, 2023, respectively. The advances were collateralized by loans with an unpaid balance of $506.2 million at June 30, 2024 and $435.4 million at December 31, 2023. The Company is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets to the extent the Company provides qualifying collateral and holds sufficient FHLB stock. Based on collateral pledged and FHLB stock held, the Company was eligible to borrow an additional $171.4 million as of June 30, 2024.

On December 27, 2023, the Company borrowed $100.0 million from the Federal Reserve under the BTFP. As of  both June 30, 2024 and December 31, 2023, $100.0 million was outstanding. The interest rate on this borrowing is fixed at 4.84% and the borrowing matures on December 29, 2024. Investment securities with a fair value of $94.0 million and $98.3 million were pledged as collateral for this borrowing as of June 30, 2024 and December 31, 2023, respectively. There are no prepayment penalties for early payoff. As the BTFP ended on March 11, 2024, no additional borrowings can be made under the program.

In addition, the Company had additional lines of credit of $10.0 million with other financial institutions as of June 30, 2024 and December 31, 2023. These lines of credit are unsecured, bear interest at the Federal funds rate as of the date of utilization and mature in 30 days.  There were no amounts outstanding under these lines of credit as of June 30, 2024 or December 31, 2023.

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
At June 30, 2024:
Securities available-for-sale:
Federal agency mortgage-backed securities	$–	$57,035	$–	$57,035
Federal agency CMOs	–	21,736	–	21,736
Federal agency debt	–	43,800	–	43,800
Municipal bonds	–	4,335	–	4,335
U.S. Treasuries	125,284	–	–	125,284
SBA pools	–	9,264	–	9,264

At December 31, 2023:
Securities available-for-sale:
Federal agency mortgage-backed securities	$–	$66,778	$–	$66,778
Federal agency CMOs	–	23,339	–	23,339
Federal agency debt	–	47,836	–	47,836
Municipal bonds	–	4,373	–	4,373
U.S. Treasuries	163,880	–	–	163,880
SBA pools	–	10,744	–	10,744

There were no transfers between Level 1, Level 2, or Level 3 during the six months ended June 30, 2024 and 2023.

As of June 30, 2024 and December 31, 2023, the Bank did not have any assets or liabilities carried at fair value on a nonrecurring basis.

Fair Values of Financial Instruments

The following tables present the carrying amount, fair value, and level within the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of June 30, 2024 and December 31, 2023.

		Fair Value Measurements at June 30, 2024
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$89,813	$89,813	$–	$–	$89,813
Securities available-for-sale	261,454	125,284	136,170	–	261,454
Loans receivable held for investment	938,736	–	–	916,566	916,566
Accrued interest receivable	5,228	319	966	3,943	5,228
Bank owned life insurance	3,297	3,297	–	–	3,297

Financial Liabilities:
Deposits	$687,369	$–	$604,328	$–	$604,328
FHLB advances	209,242	–	208,437	–	208,437
BTFP borrowing	100,000	–	100,000	–	100,000
Securities sold under agreements to repurchase	72,658	–	71,438	–	71,438
Accrued interest payable	4,272	–	4,272	–	4,272

		Fair Value Measurements at December 31, 2023
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$105,195	$105,195	$–	$–	$105,195
Securities available-for-sale	316,950	163,880	153,070	–	316,950
Loans receivable held for investment	880,457	–	–	746,539	746,539
Accrued interest receivable	4,938	306	1,301	3,331	4,938
Bank owned life insurance	3,275	3,275	–	–	3,275

Financial Liabilities:
Deposits	$682,635	$–	$536,171	$–	$536,171
FHLB advances	209,319	–	208,107	–	208,107
BTFP borrowing	100,000	–	100,000	–	100,000
Securities sold under agreements to repurchase	73,475	–	72,597	–	72,597
Notes payable	14,000	–	–	14,000	14,000
Accrued interest payable	1,420	–	1,420	–	1,420

In accordance with ASC 820, the fair value of financial assets and liabilities was measured using an exit price notion. Although the exit price notion represents the value that would be received to sell an asset or paid to transfer a liability, the actual price received for a sale of assets or paid to transfer liabilities could be different from exit price disclosed.

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

Stock-based compensation is recognized on a straight-line basis over the vesting period. During the three months ended June 30, 2024 and 2023, the Company recorded $38 thousand and $51 thousand of stock-based compensation expense, respectively.  During the six months ended June 30, 2024 and 2023, the Company recorded $115 thousand and $90 thousand of stock-based compensation expense, respectively. During the three months ended June 30, 2024 and 2023, the Company recorded $96 thousand and $0 thousand of director stock compensation expense, respectively, which was determined using the fair value of the stock on the dates of the awards. During the six months ended June 30, 2024 and 2023, the Company recorded $96 thousand and $95 thousand, respectively, of director stock compensation expense, which was determined using the fair value of the stock on the dates of the awards.

As of June 30, 2024, 269,111 shares had been awarded under the Amended and Restated LTIP and 380,027 shares were available to be awarded.  The following tables present stock award activity during the three and six months ended June 30, 2024 and 2023:

	Three months ended
	June 30, 2024	June 30, 2023
	(In thousands)
Outstanding at the beginning of the period	225,047	37,922
Granted during period	19,832	92,700
Forfeited during period	(27,149)	(977)
Vested during period	(40,215)	–
Outstanding at the end of the period	177,515	129,645

	Six months ended
	June 30, 2024	June 30, 2023
	(In thousands)
Outstanding at the beginning of the period	111,723	52,953
Granted during period	145,890	101,930
Forfeited during period	(27,149)	(1,360)
Vested during period	(52,949)	(23,878)
Outstanding at the end of the period	177,515	129,645

No stock options were granted, exercised or expired during the three and six months ended June 30, 2024 or 2023. During the three and six months ended June 30, 2024, 18,750 stock options were forfeited.

Options outstanding and exercisable at June 30, 2024 were as follows:

Outstanding				Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
12,500	1.65 years	$12.96	$–	12,500	$12.96	$–

The Company did not record any stock-based compensation expense related to stock options during the three and six months ended June 30, 2024 and 2023.

All common stock share amounts above have been retroactively adjusted, as applicable, for the 1-for-8 reverse stock split effective November 1, 2023.  See Note 1.

NOTE 9 – ESOP Plan

Employees participate in the ESOP after attaining certain age and service requirements. During 2022, the ESOP purchased 58,369 shares of the Company’s common stock at an average cost of $8.57 per share for a total cost of $500 thousand and during 2023, the ESOP purchased 369,958 shares of the Company’s common stock at an average cost of $9.19 per share for a total cost of $3.4 million. These purchases were funded with a $5.0 million line of credit from the Company. The loan will be repaid from the Bank’s annual discretionary contributions to the ESOP, net of dividends paid, over a period of 20 years. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. When loan payments are made, shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. Any dividends on allocated shares increase participant accounts. Any dividends on unallocated shares will be used to repay the loan. Participants will receive shares for their vested balance at the end of their employment. Compensation expense related to the ESOP was $72 thousand and $16 thousand for the three months ended June 30, 2024 and 2023, respectively, and $144 thousand and $22 thousand for the six months ended June 30, 2024 and 2023, respectively.

Shares held by the ESOP were as follows:

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Allocated to participants	$148,778	$134,444
Committed to be released	15,018	28,669
Suspense shares	443,812	458,829
Total ESOP shares	607,608	621,942
Fair value of unearned shares	$2,281	$4,217

The book value of unearned shares, which are reported as Unearned ESOP shares in the equity section of the consolidated statements of financial condition, were $4.3 million and $4.5 million at June 30, 2024 and December 31, 2023, respectively.

All share amounts and per share amounts above have been retroactively adjusted, as applicable, for the 1-for-8 reverse stock split effective November 1, 2023. See Note 1.

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

	Actual		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2024:
Community Bank Leverage Ratio	$186,524	13.82%	$121,468	9.00%
December 31, 2023:
Community Bank Leverage Ratio	$185,773	14.97%	$111,696	9.00%

At June 30, 2024, the Company and the Bank met all the capital adequacy requirements to which they were subject. In addition, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since June 30, 2024 that would materially adversely change the Bank’s capital classifications. From time to time, the Bank may need to raise additional capital to support its further growth and to maintain its “well capitalized” status.

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

At June 30, 2024, the Company maintained a $449 thousand valuation allowance on its deferred tax assets because the number of shares sold in the private placements completed on April 6, 2021 triggered limitations on the use of certain tax attributes under the Section 382 of the federal tax code. The ability to use net operating losses (“NOLs”) to offset future taxable income will be restricted and these NOLs could expire or otherwise be unavailable. In general, under Section 382 of the Code and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period.

The Company recorded an income tax expense of $146 thousand for the second quarter of 2024 and $93 thousand for the second quarter of 2023.  The increase in tax expense reflected an increase of $78 thousand in pre-tax income between the two periods. The effective tax rate was 35.01% for the second quarter of 2024, compared to 27.43% for the second quarter of 2023.  The increase in the effective tax rate was due to the vesting of stock awards.

For the six months ended June 30, 2024, income tax expense was $89 thousand, compared to $767 thousand for the six months ended June 30, 2023. The decrease in tax expense reflected a decrease in in pretax earnings of $2.4 million between the two periods. The effective tax rate was 50.28% for the six months ended June 30, 2024, compared to 29.41% for the six months ended June 30, 2023.  The increase in the effective tax rate was due to the vesting of stock awards.

NOTE 12 – Concentrations

The Bank has a significant concentration of deposits with two customers that accounted for approximately 12% of its deposits as of both June 30, 2024 and December 31, 2023. The Bank also has a significant concentration of short-term borrowings from one customer that accounted for 95% and 85% of the outstanding balance of securities sold under agreements to repurchase as of June 30, 2024 and December 31, 2023, respectively. The Company expects to maintain the relationships with these customers for the foreseeable future.

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

Overview

Total assets decreased by $8.1 million to $1.4 billion at June 30, 2024 from December 31, 2023, primarily due to decreases in securities available-for-sale of $55.5 million and cash and cash equivalents of $15.4 million, partially offset by growth in net loans of $58.3 million and other assets of $4.1 million.

Loans held for investment, net of the ACL, increased by $58.3 million to $938.7 million at June 30, 2024, compared to $880.5 million at December 31, 2023.  The increase was primarily due to loan originations of $97.0 million which consisted of $53.8 million in multi-family loans, $21.5 million in commercial real estate loans, $17.5 million in other commercial loans, $3.7 million in construction loans, and $500 thousand in SBA loans, partially offset by loan payoffs and repayments of $38.7 million.

Deposits increased by $4.7 million to $687.4 million at June 30, 2024, from $682.6 million at December 31, 2023. The increase in deposits was attributable to an increase of $19.4 million in Insured Cash Sweep (“ICS”) deposits, partially offset by decreases of $8.4 million in liquid deposits (demand, interest checking, and money market accounts), $3.2 million in savings deposits, $1.7 million in other certificates of deposit accounts and $1.4 million in Certificate of Deposit Registry Service (“CDARS”) deposits.  As of June 30, 2024, our uninsured deposits, including deposits from affiliates, represented 35% of our total deposits, as compared to 37% as of December 31, 2023.

Total borrowings decreased by $14.9 million to $381.9 million at June 30, 2024, from $396.8 million at December 31, 2023, primarily due to the payoff of two notes payable totaling $14.0 million during January 2024.

For the three months ended June 30, 2024, the Company reported net income of $269 thousand compared to net income of $243 thousand for the three months ended June 30, 2023. The increase resulted from an increase in net interest income of $650 thousand and a $274 thousand decrease in the provision for credit losses during the three months ended June 30, 2024 compared to the three months ended June 30, 2023, partially offset by an increase in non-interest expense of $859 thousand during the three months ended June 30, 2024 compared to the three months ended June 30, 2023.  The increase in non-interest expense was primarily due to a $735 thousand increase in compensation and benefits expense.

For the six months ended June 30, 2024, the Company reported net income of $105 thousand compared to net income of $1.8 million for the six months ended June 30, 2023.  The decrease resulted from an increase in non-interest expense of $2.4 million during the first six months of 2024 compared to the first six months of 2023.  The increase in non-interest expense was primarily due to a $1.4 million increase in compensation and benefits expense and an $861 thousand increase in professional services expense.

Results of Operations

Net Interest Income

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

Net interest income before provision for credit losses for the second quarter of 2024 totaled $7.9 million, representing an increase of $650 thousand, or 8.9%, from net interest income before provision for credit losses of $7.3 million for the second quarter of 2023.  The increase resulted from higher interest income, primarily due to an increase in interest on loans, partially offset by an increase in interest expense, due to increases in the cost of borrowings and deposits.  The increase in interest income was primarily due to growth of $145.5 million in average loans receivable during the second quarter of 2024, compared to the second quarter of 2023.  In addition, the overall rate earned on interest-earning assets increased by 67 basis points as the Bank earned higher rates on interest-earning deposits, securities, and the loan portfolio.  The net interest margin decreased to 2.41% for the second quarter of 2024 from 2.52% for the second quarter of 2023, primarily due to an increase in the average cost of funds, which increased to 3.19% for the second quarter of 2024 from 2.12% for the second quarter of 2023, due to higher rates paid on deposits and borrowings after eleven rate increases by the Federal Open Market Committee of the Federal Reserve (the “FRB”) from March 2022 through December 2023.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

Net interest income before provision for credit losses for the six months ended June 30, 2024, totaled $15.4 million, representing a decrease of $100 thousand, or 0.6%, from net interest income before provision for credit losses of $15.5 million for the six months ended June 30, 2023.  The decrease resulted from a $7.7 million increase in interest expense, primarily due to an increase in the average cost of funds, which increased to 3.11% for the first six months of 2024 from 1.76% for the first six months of 2023, due to higher interest rates on deposits and borrowings.  This decrease was partially offset by a $7.6 million increase in interest income for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, primarily due to a 60 basis point increase in the overall rate earned on interest-earning assets as the Bank earned higher rates on interest-earning deposits, the loan portfolio, and, to a lesser extent, securities, and due to growth of $143.3 million in average loans receivable during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The net interest margin decreased to 2.34% for the six months ended June 30, 2024, compared to 2.74% for the six months ended June 30, 2023.

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

	For the Three Months Ended
	June 30, 2024			June 30, 2023
(Dollars in Thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Interest-bearing deposits	$88,294	$1,189	5.42%	$16,615	$167	4.02%
Securities	276,457	1,876	2.73%	326,051	2,183	2.68%
Loans receivable (1)	943,072	12,179	5.19%	797,550	9,098	4.56%
FRB and FHLB stock	13,835	244	7.09%	11,602	192	6.62%
Total interest-earning assets	1,321,658	$15,488	4.71%	1,151,818	$11,640	4.04%
Non-interest-earning assets	53,507			67,173
Total assets	$1,375,165			$1,218,991

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$274,915	$1,623	2.37%	$253,110	$931	1.47%
Savings deposits	57,684	102	0.71%	60,826	16	0.11%
Interest checking and other demand deposits	73,853	166	0.90%	96,340	88	0.37%
Certificate accounts	163,237	1,195	2.94%	153,972	514	1.34%
Total deposits	569,689	3,086	2.18%	564,248	1,549	1.10%
FHLB advances	209,261	2,593	4.98%	186,664	2,141	4.59%
Bank Term Funding Program borrowing	100,000	1,210	4.87%	–	–	–%
Other borrowings	74,523	681	3.68%	75,821	682	3.60%
Total borrowings	383,784	4,484	4.70%	262,485	2,823	4.30%
Total interest-bearing liabilities	953,473	$7,570	3.19%	826,733	$4,372	2.12%
Non-interest-bearing liabilities	139,900			113,803
Stockholders’ equity	281,792			278,455
Total liabilities and stockholders’ equity	$1,375,165			$1,218,991

Net interest rate spread (2)		$7,918	1.52%		$7,268	1.93%
Net interest rate margin (3)			2.41%			2.52%
Ratio of interest-earning assets to interest-bearing liabilities			138.62%			139.32%

(1)   Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs and loan premiums.
(2)   Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)   Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

	For the Six Months Ended
	June 30, 2024			June 30, 2023
(Dollars in Thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Interest-bearing deposits	$97,640	$2,533	5.22%	$15,187	$286	3.77%
Securities	290,721	3,951	2.73%	327,178	4,363	2.67%
Loans receivable (1)	925,443	23,308	5.06%	782,101	17,633	4.51%
FRB and FHLB stock	13,777	489	7.14%	11,175	401	7.18%
Total interest-earning assets	1,327,581	$30,281	4.59%	1,135,641	$22,683	3.99%
Non-interest-earning assets	51,988			67,953
Total assets	$1,379,569			$1,203,594

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$272,290	$3,065	2.26%	$263,265	$1,700	1.29%
Savings deposits	58,377	204	0.70%	61,201	29	0.09%
Interest checking and other demand deposits	78,772	311	0.79%	100,006	167	0.33%
Certificate accounts	164,319	2,305	2.82%	149,550	956	1.28%
Total deposits	573,758	5,885	2.06%	574,022	2,852	0.99%
FHLB advances	209,280	5,191	4.99%	165,521	3,464	4.19%
Bank Term Funding Program borrowing	100,000	2,413	4.85%	–	–	–%
Other borrowings	76,688	1,350	3.54%	72,973	825	2.26%
Total borrowings	385,968	8,954	4.67%	238,494	4,289	3.60%
Total interest-bearing liabilities	959,726	$14,839	3.11%	812,516	$7,141	1.76%
Non-interest-bearing liabilities	138,012			112,281
Stockholders’ equity	281,831			278,797
Total liabilities and stockholders’ equity	$1,379,569			$1,203,594

Net interest rate spread (2)		$15,442	1.48%		$15,542	2.24%
Net interest rate margin (3)			2.34%			2.74%
Ratio of interest-earning assets to interest-bearing liabilities			138.33%			139.77%

(1)	Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs and loan premiums.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

Provision for Credit Losses

For the three months ended June 30, 2024, the Company recorded a provision for credit losses of $494 thousand, compared to $768 thousand for the three months ended June 30, 2023.  For the six months ended June 30, 2024, the Company recorded a provision for credit losses of $754 thousand, compared to $810 thousand for the six months ended June 30, 2023.  The provisions for credit losses during the three and six months ended June 30, 2024 include recoveries of provisions for credit losses for off-balance sheet loan commitments of $58 thousand and $2 thousand, respectively.  The provisions for credit losses during the three and six months ended June 30, 2023 include provisions for credit losses for off-balance sheet loan commitments of $83 thousand and $37 thousand, respectively. The decreases in the provisions for credit losses were primarily due to lower loan originations and declines in the provision for credit losses for off-balance sheet loan commitments.

The allowance for credit losses (“ACL”) increased to $8.1 million as of June 30, 2024, compared to $7.3 million as of December 31, 2023 due to growth in the loan portfolio.

The Bank had two non-accrual loans at June 30, 2024 with total unpaid principal balances of $328 thousand. No loan charge-offs were recorded during the quarters or six months ended June 30, 2024 or 2023.

Non-interest Income

Non-interest income for the second quarter of 2024 totaled $273 thousand, compared to $260 thousand for the second quarter of 2023.

For the first six months of 2024, non-interest income totaled $579 thousand, compared to $549 thousand for the same period in the prior year.  The increase was primarily due to an increase in fees from a revenue sharing agreement with another financial institution.

Non-interest Expense

Total non-interest expense was $7.3 million for the second quarter of 2024, compared to $6.4 million for the second quarter of 2023, representing an increase of $859 thousand, or 13.4%.  The increase was primarily due to an increase of $735 thousand in compensation and benefits expense.

For the first six months of 2024, non-interest expense totaled $15.1 million, representing an increase of $2.4 million, or 19.1%, from $12.7 million for the same period in the prior year.  The increase of $2.4 million primarily resulted from increases in compensation and benefits expense of $1.4 million and professional services expense of $861 thousand.  The increase in professional service expense was primarily due to hiring a third-party firm to assist with reviewing certain general ledger account reconciliations, as well as other professionals, in connection with the Company’s investigation of the weaknesses in internal controls that were identified during preparation of the financial statements for the third quarter of 2023.

The increases in compensation and benefits expense were primarily attributable to the addition of full-time employees during 2023 in various production and administrative positions as part of the Bank’s efforts to expand its operational capabilities to grow its balance sheet and fulfill the intersecting lending objectives of the Company’s mission and the ECIP funding received in June 2022.

Income Taxes

Income taxes are computed by applying the statutory federal income tax rate of 21% and the combined California and Washington, D.C. income tax rate of 9.75% to taxable income.  The Company recorded an income tax expense of $146 thousand for the second quarter of 2024 and $93 thousand for the second quarter of 2023.  The increase in tax expense reflected an increase of $78 thousand in pre-tax income between the two periods.  The effective tax rate was 35.01% for the second quarter of 2024, compared to 27.43% for the second quarter of 2023.  The increase in the effective tax rate was primarily due to the vesting of stock awards.

For the six months ended June 30, 2024, income tax expense was $89 thousand, compared to $767 thousand for the six months ended June 30, 2023.  The decrease in tax expense reflected a decrease in pretax earnings of $2.4 million between the two periods. The effective tax rate was 50.28% for the six months ended June 30, 2024, compared to 29.41% for the six months ended June 30, 2023.  The increase in the effective tax rate was primarily due to the vesting of stock awards.

Financial Condition

Total Assets

Total assets decreased by $8.1 million at June 30, 2024, compared to December 31, 2023, primarily due to decreases in securities available-for-sale of $55.5 million and cash and cash equivalents of $15.4 million, partially offset by growth in net loans of $58.3 million and other assets of $4.1 million.

Securities Available-For-Sale

Securities available-for-sale totaled $261.5 million at June 30, 2024, compared with $317.0 million at December 31, 2023. The $55.5 million decrease in securities available-for-sale during the six months ended June 30, 2024 was primarily due to maturities and principal paydowns.

The table below presents the carrying amount, weighted average yields and contractual maturities of our securities as of June 30, 2024. The table reflects stated final maturities and does not reflect scheduled principal payments or expected payoffs.

	June 30, 2024
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		More Than Ten Years		Total
	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield
	(Dollars in thousands)
Available‑for‑sale:
Federal agency mortgage‑backed securities	$–	–	$1,172	1.42%	$8,840	1.57%	$47,023	2.62%	$57,035	2.43%
Federal agency CMO	–	–	454	0.91%	10,402	4.46%	10,880	3.35%	21,736	3.83%
Federal agency debt	3,927	2.39%	34,525	1.83%	4,689	4.46%	659	3.07%	43,800	2.18%
Municipal bonds	–	–	2,850	1.60%	–	–	1,485	1.75%	4,335	1.66%
U.S. Treasuries	93,417	2.86%	31,867	2.58%	–	–	–	–	125,284	2.79%
SBA pools	–	–	61	6.97%	1,873	2.69%	7,330	2.74%	9,264	2.76%
Total	$97,344	2.84%	$70,929	2.15%	$25,804	3.34%	$67,377	2.74%	$261,454	2.68%

Loans Receivable

Loans receivable held for investment, net of the ACL, increased by $58.3 million to $938.7 million at June 30, 2024, compared to $880.5 million at December 31, 2023.  The increase was primarily due to loan originations of $97.0 million which consisted of $53.8 million in multi-family loans, $21.5 million in commercial real estate loans, $17.5 million in other commercial loans, $3.7 million in construction loans, and $500 thousand in SBA loans, partially offset by loan payoffs and repayments of $38.7 million.

The following table presents loan categories by maturity for the period indicated. Actual repayments historically have, and will likely in the future, differ significantly from contractual maturities because individual borrowers generally have the right to prepay loans, with or without prepayment penalties.

	June 30, 2024
	One Year or Less	More Than One Year to Five Years	More Than Five Years to 15 Years	More Than 15 Years	Total

	(Dollars in thousands)
Loans receivable held for investment:
Single-family	$3,939	$8,366	$6,477	$8,483	$27,265
Multi-family	14,063	15,359	7,909	576,683	614,014
Commercial real estate	19,646	70,692	32,775	2,676	125,789
Church	3,688	3,032	5,055	–	11,775
Construction	28,960	38,294	26,697	–	93,951
Commercial - other	5,107	28,115	23,953	2,363	59,538
SBA loans	8	502	150	12,226	12,886
Consumer	1	–	–	–	1
	$75,412	$164,360	$103,016	$602,431	$945,219

Loans maturities after one year with:
Fixed rates
Single-family		$8,017	$3,562	$5,148	$16,727
Multi-family		11,374	4,130	–	15,504
Commercial real estate		57,543	20,413	–	77,956
Church		2,406	–	–	2,406
Construction		14,495	21,483	–	35,978
Commercial - other		13,115	22,915	261	36,291
SBA loans		15	–	500	515
Consumer		–	–	–	–
		$106,965	$72,503	$5,909	$185,377

Variable rates
Single-family		$349	$2,915	$3,335	$6,599
Multi-family		3,985	3,779	576,683	584,447
Commercial real estate		13,149	12,362	2,676	28,187
Church		626	5,055	–	5,681
Construction		23,799	5,214	–	29,013
Commercial - other		15,000	1,038	2,102	18,140
SBA loans		487	150	11,726	12,363
Consumer		–	–	–	–
		$57,395	$30,513	$596,522	$684,430

Total		$164,360	$103,016	$602,431	$869,807

Certain multi-family loans have adjustable-rate features based on the Secured Overnight Financing Rate but are fixed for the first five years. Our experience has shown that these loans typically payoff during the first five years and do not reach the adjustable-rate phase. However, in the current high interest rate environment, we have seen more borrowers maintain their loans instead of paying them off due to interest rate caps which make the adjusted interest rate on their existing loan more desirable than getting a new loan at current interest rates. Multi-family loans in their initial fixed period totaled $585.9 million or 62.0% of our loan portfolio as of June 30, 2024.

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

The ACL was $8.1 million, or 0.86% of gross loans held for investment at June 30, 2024, compared to an ACL of $7.3 million, or 0.83% of gross loans held for investment, at December 31, 2023.

There were no recoveries or charge-offs recorded during the three or six month periods ending June 30, 2024 and 2023.

Collateral dependent loans at June 30, 2024 and December 31, 2023 totaled $481 thousand and $6.4 million, respectively.  These loans had an ACL of $0 and $112 thousand as of June 30, 2024 and December 31, 2023, respectively.

The Bank had non-accrual loans of $328 thousand at June 30, 2024.  Loan delinquencies for 30 days or more, but less than 90 days, decreased to $710 thousand at June 30, 2024, compared to $780 thousand at December 31, 2023. There was one $5 thousand loan past due by greater than 90 days at June 30, 2024. There were no loans past due by greater than 90 days at December 31, 2023.

We believe that the ACL is adequate to cover currently expected losses in the loan portfolio as of June 30, 2024, but there can be no assurance that actual losses will not exceed the estimated amounts. The OCC and the Federal Deposit Insurance Corporation (“FDIC”) periodically review the ACL as an integral part of their examination process. These agencies may require an increase in the ACL based on their judgments of the information available to them at the time of their examinations.

The following table details our allocation of the ACL to the various categories of loans held for investment and the percentage of loans in each category to total loans at the dates indicated:

	June 30, 2024		December 31, 2023		June 30, 2023
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans

	(Dollars in thousands)
Single-family	$301	2.88%	$260	2.79%	$247	3.12%
Multi‑family	4,690	64.96%	4,413	63.33%	4,255	63.67%
Commercial real estate	1,171	13.31%	1,094	13.47%	1,012	15.40%
Church	84	1.25%	72	1.43%	83	1.44%
Construction	1,110	9.94%	932	10.14%	788	9.30%
Commercial and SBA	748	7.66%	577	8.84%	585	7.07%
Consumer	–	–	–	–	–	–
Total allowance for loan losses	$8,104	100.00%	$7,348	100.00%	$6,970	100.00%

Total Liabilities

Total liabilities decreased by $8.5 million to $1.1 billion at June 30, 2024 from December 31, 2023, largely due to decreases of $14.0 million in notes payable and $817 thousand in securities sold under agreements to repurchase, partially offset by increases in deposits of $4.7 million and $1.7 million in accrued expenses and other liabilities.

Deposits

Deposits increased by $4.7 million to $687.4 million at June 30, 2024, from $682.6 million at December 31, 2023. The increase in deposits was attributable to an increase of $19.4 million in ICS deposits, partially offset by decreases of $8.4 million in liquid deposits (demand, interest checking, and money market accounts), $3.2 million in savings deposits, $1.7 million in other certificates of deposit accounts and $1.4 million in CDARS deposits.  As of June 30, 2024, our uninsured deposits, including deposits from affiliates, represented 35% of our total deposits, as compared to 37% as of December 31, 2023.

The following table presents the maturity of time deposits as of the dates indicated:

	Three Months or Less	Three to Six Months	Six Months to One Year	Over One Year	Total
	(In thousands)
June 30, 2024
Time deposits of $250,000 or less	$48,585	$42,588	$41,671	$7,476	$140,320
Time deposits of more than $250,000	5,667	6,154	6,255	6,583	24,659
Total	$54,252	$48,742	$47,926	$14,059	$164,979
Not covered by deposit insurance	$3,167	$1,654	$1,505	$3,833	$10,159
December 31, 2023
Time deposits of $250,000 or less	$36,931	$26,248	$63,118	$18,202	$144,499
Time deposits of more than $250,000	4,609	3,904	6,895	8,128	23,536
Total	$41,540	$30,152	$70,013	$26,330	$168,035
Not covered by deposit insurance	$3,109	$2,154	$4,395	$6,628	$16,286

Borrowings

At June 30, 2024 and December 31, 2023, the Company had outstanding advances from the FHLB totaling $209.2 million. and $209.3 million, respectively. The weighted interest rate was 4.91% as of both June 30, 2024 and December 31, 2023. The weighted average contractual maturity was one month as of June 30, 2024 and two months as of December 31, 2023.  The advances were collateralized by loans with an unpaid balance of $506.2 million at June 30, 2024 and $435.4 million at December 31, 2023. The Company is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets to the extent the Company provides qualifying collateral and holds sufficient FHLB stock. Based on collateral pledged and FHLB stock as of June 30, 2024, the Company was eligible to borrow an additional $171.4 million as of June 30, 2024.

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obliges the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated statements of financial condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. These agreements mature on a daily basis. As of June 30, 2024 securities sold under agreements to repurchase totaled $72.7 million at an average rate of 3.68%.  The fair value of securities pledged totaled $70.9 million as of June 30, 2024. As of December 31, 2023, securities sold under agreements to repurchase totaled  $73.5 million at an average rate of 3.64%.  The fair value of securities pledged totaled $89.0 million as of December 31, 2023.

One relationship accounted for 95% of our balance of securities sold under agreements to repurchase as of June 30, 2024. We expect to maintain this relationship for the foreseeable future.

On December 27, 2023, the Company borrowed $100.0 million from the Federal Reserve under the BTFP.  As of both June 30, 2024 and December 31, 2023, $100.0 million was outstanding.  The interest rate on this borrowing is fixed at 4.84% and the borrowing matures on December 29, 2024. Investment securities with a fair value of $94.0 million and $98.3 million were pledged as collateral for this borrowing as of June 30, 2024 and December 31, 2023, respectively. There are no prepayment penalties for early payoff.  As the BTFP ended on March 11, 2024, no additional borrowings can be made under the program.

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

Stockholders’ Equity

Stockholders’ equity was $282.3 million, or 20.6%, of the Company’s total assets, at June 30, 2024, compared to $281.9 million, or 20.5% of the Company’s total assets at December 31, 2023.  Book value per share was $14.49 at June 30, 2024 and $14.65 at December 31, 2023.

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

During February of 2023 and May of 2024, the Company issued 9,230 and 19,832 shares of stock, respectively, to its directors under the LTIP and Amended LIP, which were fully vested.

On April 5, 2024, the Company issued 31,645 shares of restricted stock to an officer under the Amended LTIP.

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

	Common Equity Capital	Shares Outstanding	Per Share Amount
	(Dollars in thousands)
June 30, 2024:
Common book value	$132,293	9,131,979	$14.49
Less:
Goodwill	25,858
Net unamortized core deposit intangible	1,943
Tangible book value	$104,492	9,131,979	$11.44

December 31, 2023:
Common book value	$131,903	9,001,613	$14.65
Less:
Goodwill	25,858
Net unamortized core deposit intangible	2,111
Tangible book value	$103,934	9,001,613	$11.55

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet our obligations on a timely and cost-effective basis. The Bank’s sources of funds include deposits, advances from the FHLB and other borrowings, proceeds from the sale of loans and investment securities, and payments of principal and interest on loans and investment securities. The Bank is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets, or $284.3 million, to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. Based on FHLB stock held and collateral pledged as of June 30, 2024, the Bank had the ability to borrow an additional $171.4 million from the FHLB of Atlanta. In addition, the Bank had additional lines of credit of $10.0 million with other financial institutions as of June 30, 2024.

The Bank’s primary uses of funds include originations of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and the payment of operating expenses. Also, when the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank invests in federal funds with the Federal Reserve Bank or in money market accounts with other financial institutions. The Bank’s liquid assets at June 30, 2024 consisted of $89.8 million in cash and cash equivalents and $85.0 million in securities available-for-sale that were not pledged, compared to $105.2 million in cash and cash equivalents and $173.3 million in securities available-for-sale that were not pledged at December 31, 2023. Currently, we believe the Bank has sufficient liquidity to support growth over the next twelve months and in the longer term.

The Bank had commitments to fund $408 thousand in loans that were approved but unfunded as of June 30, 2024.  In addition, the bank had $3.1 million in unfunded line of credit loans and $49.2 million in unfunded construction loans as of June 30, 2024.

The Bank has a significant concentration of deposits with two customers that accounted for approximately 12% of its deposits as of June 30, 2024. The Bank also has a significant concentration of short-term borrowings with one customer that accounted for 95% of the outstanding balance of securities sold under agreements to repurchase as of June 30, 2024. The Bank has long-term relationships with these customers and expects to maintain its relationships with them for the foreseeable future.

The Company’s liquidity, separate from the Bank, is based primarily on the proceeds from financing transactions, such as the private placement completed in June of 2022 and previous private placements. The Bank is currently under no prohibition from paying dividends to the Company but is subject to restrictions as to the amount of the dividends based on normal regulatory guidelines.

The Company recorded consolidated net cash outflows from investing activities of $3.3 million during the six months ended June 30, 2024, compared to $53.7 million during the six months ended June 30, 2023. Net cash outflows from investing activities for the six months ended June 30, 2024 were primarily due to the funding of new loans, net of repayments, of $59.1 million, partially offset by proceeds from principal paydowns on available-for-sale securities of $56.0 million. Net cash outflows from investing activities during the six months ended June 30, 2023 were primarily due to funding of new loans, net of repayments, of $58.7 million, partially offset by $6.8 million in proceeds from principal paydowns on available-for-sale securities.

The Company recorded consolidated net cash outflows from financing activities of $10.2 million during the six months ended June 30, 2024, compared to consolidated net cash inflows of $46.2 million during the six months ended June 30, 2023. Net cash outflows from financing activities during the six months ended June 30, 2024 were primarily due to the $14.0 million repayment of notes payable, partially offset by a net increase in deposits of $4.7 million. Net cash inflows from financing activities during the six months ended June 30, 2023 were primarily attributable to proceeds from FHLB advances of $82.0 million, partially offset by a net decrease in deposits of $40.9 million.

Capital Resources and Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of June 30, 2024 and December 31, 2023, the Bank exceeded all capital adequacy requirements to which it is subject and meets the qualifications to be considered “well capitalized.” (See Note 10 – Regulatory Matters.)

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

Under the supervision and with the participation of our PEO and PFO, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2024. Based on their evaluation as of June 30, 2024, the PEO and PFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in our internal control over financial reporting described below.

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

Changes in Internal Control Over Financial Reporting

Except for the remediation activities discussed above, there were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes to the risk factors disclosed under Part I, Item 1A “Risk Factors” in the 2023 Annual Report on Form 10-K and Part II, Item 1A "Risk Factors" in the Quarterly Report on Form 10-Q for the period ended March 31, 2024.

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

Date: August 14, 2024	By:	/s/ Brian Argrett
Brian Argrett
Chief Executive Officer

Date: August 14, 2024	By:	/s/ Zack Ibrahim
Zack Ibrahim
Chief Financial Officer