Form 10-Q
period 2024-09-30
BROADWAY FINANCIAL CORP \DE\
filed 2024-11-13
CIK 1001171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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
Yes ☐   No ☒

As of October 31, 2024, 6,014,229 shares of the registrant’s Class A voting common stock, 1,425,574 shares of the registrant’s Class B non-voting common stock and 1,672,562 shares of the registrant’s Class C non-voting common stock were outstanding.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition
(In thousands, except share and per share amounts)
	September 30, 2024	December 31, 2023
	(Unaudited)
Assets:
Cash and due from banks	$3,232	$5,460
Interest-bearing deposits in other banks	93,847	99,735
Cash and cash equivalents	97,079	105,195
Securities available-for-sale, at fair value (amortized cost of $251,545 and $335,978)	238,489	316,950
Loans receivable held for investment, net of allowance of $8,527 and $7,348	966,788	880,457
Accrued interest receivable	5,744	4,938
Federal Home Loan Bank (“FHLB”) stock	10,292	10,156
Federal Reserve Bank (“FRB”) stock	3,543	3,543
Office properties and equipment, net	9,467	9,840
Bank owned life insurance, net	3,309	3,275
Deferred tax assets, net	8,415	9,538
Core deposit intangible, net	1,859	2,111
Goodwill	25,858	25,858
Other assets	2,212	3,543
Total assets	$1,373,055	$1,375,404

Liabilities and stockholders’ equity
Liabilities:
Deposits	$672,248	$682,635
Securities sold under agreements to repurchase	89,798	73,475
FHLB advances	208,568	209,319
Bank Term Funding Program (“BTFP”) borrowing	100,000	100,000
Notes payable	–	14,000
Accrued expenses and other liabilities	15,850	13,878
Total liabilities	1,086,464	1,093,307
Non-Cumulative Redeemable Perpetual Preferred stock, Series C; authorized 150,000 shares at September 30, 2024 and December 31, 2023; issued and outstanding 150,000 shares at September 30, 2024 and December 31, 2023; liquidation value $1,000 per share	150,000	150,000
Common stock, Class A, $0.01 par value, voting; authorized 75,000,000 shares at September 30, 2024 and December 31, 2023; issued 6,341,869 shares at September 30, 2024 and 6,242,089 shares at December 31, 2023; outstanding 6,014,641 shares at September 30, 2024 and 5,914,861 shares at December 31, 2023	63	62
Common stock, Class B, $0.01 par value, non-voting; authorized 15,000,000 shares at September 30, 2024 and December 31, 2023; issued and outstanding 1,425,574 shares at September 30, 2024 and December 31, 2023	14	14
Common stock, Class C, $0.01 par value, non-voting; authorized 25,000,000 shares at September 30, 2024 and December 31, 2023; issued and outstanding 1,672,562 at September 30, 2024 and December 31, 2023	17	17
Additional paid-in capital	141,998	142,601
Retained earnings	13,179	12,552
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(4,275)	(4,492)
Accumulated other comprehensive loss, net of tax	(9,278)	(13,525)
Treasury stock-at cost, 327,228 shares at September 30, 2024 and at December 31, 2023	(5,326)	(5,326)
Total Broadway Financial Corporation and Subsidiary stockholders’ equity	286,392	281,903
Non-controlling interest	199	194
Total liabilities and stockholders’ equity	$1,373,055	$1,375,404

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income:
Interest and fees on loans receivable	$12,796	$9,406	$36,104	$27,039
Interest on available-for-sale securities	1,635	2,180	5,586	6,543
Other interest income	1,735	341	4,757	1,028
Total interest income	16,166	11,927	46,447	34,610

Interest expense:
Interest on deposits	3,209	2,126	9,094	4,978
Interest on borrowings	4,627	3,028	13,581	7,317
Total interest expense	7,836	5,154	22,675	12,295

Net interest income	8,330	6,773	23,772	22,315
Provision for (recovery of) credit losses	399	(2)	1,153	808
Net interest income after provision for credit losses	7,931	6,775	22,619	21,507

Non-interest income:
Service charges	36	42	114	141
Other	380	289	881	739
Total non-interest income	416	331	995	880

Non-interest expense:
Compensation and benefits	4,432	4,380	13,298	11,863
Occupancy expense	505	466	1,372	1,354
Information services	754	698	2,124	2,148
Professional services	982	629	2,955	1,741
Supervisory costs	196	157	589	452
Office services and supplies	33	24	115	72
Advertising and promotional expense	19	11	110	138
Corporate insurance	27	61	152	184
Appraisal and other loan expense	47	69	98	138
Amortization of core deposit intangible	84	98	252	293
Travel expense	50	39	184	154
Other expense	465	349	1,435	1,117
Total non-interest expense	7,594	6,981	22,684	19,654

Income before income taxes	753	125	930	2,733
Income tax expense	209	39	298	806
Net income	$544	$86	$632	$1,927
Less: Net income (loss) attributable to non-controlling interest	22	(5)	5	20
Net income attributable to Broadway Financial Corporation	$522	$91	$627	$1,907
Less: Preferred stock dividends	750	–	817	–
Net (loss) income attributable to common stockholders	$(228)	$91	$(190)	$1,907

Other comprehensive income (loss), net of tax:
Unrealized income (losses) on securities available-for-sale arising during the period	$5,900	$(2,677)	$5,971	$(2,600)
Income tax expense (benefit)	1,703	(770)	1,724	(747)
Other comprehensive income (loss), net of tax	4,197	(1,907)	4,247	(1,853)

Comprehensive income (loss)	$3,969	$(1,816)	$4,057	$54

(Loss) earnings per common share-basic(1)	$(0.03)	$0.01	$(0.02)	$0.21
(Loss) earnings per common share-diluted(1)	$(0.03)	$0.01	$(0.02)	$0.21

(1)	Retroactively adjusted, as applicable, for the 1-for-8 reverse stock split effective November 1, 2023 - see Note 1

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income	$632	$1,927
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,153	808
Depreciation	502	490
Net change of deferred loan origination costs	370	264
Net accretion of premiums and discounts on available-for-sale securities	(674)	(778)
Accretion of purchase accounting marks on loans	(286)	(148)
Amortization of core deposit intangible	252	293
Director compensation expense-common stock	96	95
Accretion of premium on FHLB advances	(8)	(18)
Stock-based compensation expense	199	173
ESOP compensation expense	137	33
Earnings on bank owned life insurance	(34)	(31)
Change in assets and liabilities:
Net change in deferred taxes	(601)	579
Net change in accrued interest receivable	(806)	(952)
Net change in other assets	1,331	(266)
Net change in accrued expenses and other liabilities	1,972	1,554
Net cash provided by operating activities	4,235	4,023

Cash flows from investing activities:
Net change in loans receivable held for investment	(87,568)	(70,043)
Principal payments on available-for-sale securities	85,106	10,498
Purchase of FHLB stock	(136)	(7,534)
Proceeds from redemption of FHLB stock	–	3,939
Proceeds from redemption of FRB stock	–	1,721
Purchase of office properties and equipment	(129)	(114)
Net cash used in investing activities	(2,727)	(61,533)

Cash flows from financing activities:
Net change in deposits	(10,387)	(15,447)
Net change in securities sold under agreements to repurchase	16,323	12,344
Purchase of unreleased ESOP shares	–	(3,400)
Repayment of notes payable	(14,000)	–
Cash dividends paid - ECIP	(817)	–
Proceeds from FHLB advances	176,000	329,000
Repayments of FHLB advances	(176,743)	(269,605)
Net cash (used in) provided by financing activities	(9,624)	52,892
Net change in cash and cash equivalents	(8,116)	(4,618)
Cash and cash equivalents at beginning of the period	105,195	16,105
Cash and cash equivalents at end of the period	$97,079	$11,487
Supplemental disclosures of cash flow information:
Cash paid for interest	$19,285	$11,785
Cash paid for income taxes	317	236

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
	Three Months Ended September 30, 2024 and 2023
	Preferred Stock Non-Voting	Common Stock Voting	Common Stock Non-Voting	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Non-Controlling Interest	Total Stockholders’ Equity
	(In thousands)
Balance at July 1, 2024	$150,000	$64	$31	$142,690	$(13,475)	$12,657	$(4,348)	$(5,326)	$177	$282,470
Net income	–	–	–	–	–	522	–	–	22	544
Release of unearned ESOP shares	–	(1)	–	(26)	–	–	73	–	–	46
Stock-based compensation expense	–	–	–	84	–	–	–	–	–	84
Dividends declared and paid - ECIP	–	–	–	(750)	–	–	–	–	–	(750)
Other comprehensive income, net of tax	–	–	–	–	4,197	–	–	–	–	4,197
Balance at September 30, 2024	$150,000	$63	$31	$141,998	$(9,278)	$13,179	$(4,275)	$(5,326)	$199	$286,591

Balance at July 1, 2023	$150,000	$65	$31	$144,331	$(17,419)	$9,854	$(4,247)	$(5,326)	$195	$277,484
Net income (loss)	–	–	–	–	–	91	–	–	(5)	86
Release of unearned ESOP shares	–	–	–	(5)	–	–	16	–	–	11
Stock-based compensation expense	–	(1)	–	88	–	–	–	–	–	87
Purchase of unreleased ESOP shares	–	–	–	–	–	–	(600)	–	–	(600)
Director stock compensation expense	–	–	–	(4)	–	–	–	–	–	(4)
Other comprehensive loss, net of tax	–	–	–	–	(1,907)	–	–	–	–	(1,907)
Balance at September 30, 2023	$150,000	$64	$31	$144,410	$(19,326)	$9,945	$(4,831)	$(5,326)	$190	$275,157

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
	Nine Months Ended September 30, 2024 and 2023
	Preferred Stock Non-Voting	Common Stock Voting	Common Stock Non-Voting	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Non-Controlling Interest	Total Stockholders’ Equity
	(In thousands)
Balance at January 1, 2024	$150,000	$62	$31	$142,601	$(13,525)	$12,552	$(4,492)	$(5,326)	$194	$282,097
Net income	–	–	–	–	–	627	–	–	5	632
Release of unearned ESOP shares	–	1	–	(81)	–	–	217	–	–	137
Stock-based compensation expense	–	–	–	199	–	–	–	–	–	199
Director stock compensation expense	–	–	–	96	–	–	–	–	–	96
Dividends declared and paid - ECIP	–	–	–	(817)	–	–	–	–	–	(817)
Other comprehensive income, net of tax	–	–	–	–	4,247	–	–	–	–	4,247
Balance at September 30, 2024	$150,000	$63	$31	$141,998	$(9,278)	$13,179	$(4,275)	$(5,326)	$199	$286,591

Adjusted balance, January 1, 2023	$150,000	$64	$31	$144,157	$(17,473)	$9,294	$(1,265)	$(5,326)	$170	$279,652
Cumulative change related to adoption of ASU 2016-13	–	–	–	–	–	(1,256)	–	–	–	(1,256)
Adjusted balance, January 1, 2023	150,000	64	31	144,157	(17,473)	8,038	(1,265)	(5,326)	170	278,396
Net income	–	–	–	–	–	1,907	–	–	20	1,927
Release of unearned ESOP shares	–	–	–	(15)	–	–	48	–	–	33
Stock-based compensation expense	–	–	–	173	–	–	–	–	–	173
ESOP adjustment	–	–	–	–	–	–	(214)	–	–	(214)
Purchase of unreleased ESOP shares	–	–	–	–	–	–	(3,400)	–	–	(3,400)
Director stock compensation expense	–	–	–	95	–	–	–	–	–	95
Other comprehensive loss, net of tax	–	–	–	–	(1,853)	–	–	–	–	(1,853)
Balance at September 30, 2023	$150,000	$64	$31	$144,410	$(19,326)	$9,945	$(4,831)	$(5,326)	$190	$275,157

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for quarterly reports on Form 10-Q. These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”) and, accordingly, should be read in conjunction with such audited consolidated financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Except as discussed below, our accounting policies are described in Note 1 – Summary of Significant Accounting Policies of our audited consolidated financial statements included in the 2023 Form 10-K.

Accounting Pronouncements Recently Issued

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 – Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update require companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period.  The provisions of this ASU become effective for the Company for all annual and interim periods beginning January 1, 2027.  The adoption of ASU No. 2024-03 is not expected to have a material impact on the Company’s financial statements.

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

NOTE 2 – Earnings Per Share of Common Stock

Basic earnings per share of common stock is computed pursuant to the two-class method by dividing net income available to common stockholders less dividends paid on participating securities (unvested shares of restricted common stock) and any undistributed earnings attributable to participating securities by the weighted average common shares outstanding during the period.  The weighted average common shares outstanding includes the weighted average number of shares of common stock outstanding less the weighted average number of unvested shares of restricted common stock. Employee Stock Ownership Plan (“ESOP”) shares are considered outstanding for this calculation unless unearned. Diluted earnings per share of common stock includes the dilutive effect of unvested stock awards and additional potential common shares issuable under stock compensation plans. Stock options for 12,500 and 31,250 shares of common stock at September 30,2024 and 2023, respectively, were not considered in computing diluted earnings per common share because they were anti‑dilutive.

The following table shows how the Company computed basic and diluted earnings per share of common stock for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except share and per share data)
Net income attributable to Broadway Financial Corporation	$522	$91	$627	$1,907
Less: Net income attributable to participating securities	5	1	4	27
Less: Preferred stock dividends	750	–	817	–
Net (loss) income available to common stockholders	$(233)	$90	$(194)	$1,880

Weighted average common shares outstanding for basic earnings per common share(1)	8,520,730	8,709,301	8,386,919	8,756,189
Add: Effects of unvested restricted stock awards(1)	163,566	116,493	179,156	123,004
Weighted average common shares outstanding for diluted earnings per common share(1)	8,684,296	8,825,794	8,566,075	8,879,193

(Loss) earnings per common share - basic(1)	$(0.03)	$0.01	$(0.02)	$0.21
(Loss) earnings per common share - diluted(1)	$(0.03)	$0.01	$(0.02)	$0.21

(1)  Retroactively adjusted, as applicable, for the 1-for-8 reverse stock split effective November 1, 2023 - see Note 1

NOTE 3 – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios as of the dates indicated and the corresponding amounts of unrealized gains and losses which were recognized in accumulated other comprehensive loss:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2024:
Federal agency mortgage-backed securities	$64,839	$8	$(7,639)	$57,208
Federal agency collateralized mortgage obligations (“CMO”)	22,182	7	(881)	21,308
Federal agency debt	46,050	2	(1,888)	44,164
Municipal bonds	4,808	–	(353)	4,455
U. S. Treasuries	102,725	–	(987)	101,738
U.S. Small Business Administration (“SBA”) pools	10,941	6	(1,331)	9,616
Total available-for-sale securities	$251,545	$23	$(13,079)	$238,489
December 31, 2023:
Federal agency mortgage-backed securities	$76,091	$3	$(9,316)	$66,778
Federal agency CMOs	24,720	–	(1,381)	23,339
Federal agency debt	50,893	–	(3,057)	47,836
Municipal bonds	4,833	–	(460)	4,373
U. S. Treasuries	167,055	–	(3,175)	163,880
SBA pools	12,386	4	(1,646)	10,744
Total available-for-sale securities	$335,978	$7	$(19,035)	$316,950

As of September 30, 2024, investment securities with a fair value of $97.6 million were pledged as collateral for securities sold under agreements to repurchase and included $56.2 million of U.S. Treasury securities, $31.1 million of federal agency debt securities, $5.8 million of federal agency mortgage-backed securities and $4.4 million of SBA pool investments. As of December 31, 2023, investment securities with a fair value of $89.0 million were pledged as collateral for securities sold under agreements to repurchase and included $47.8 million of U.S. Treasury securities, $30.2 million of federal agency debt securities, and $11.0 million of federal agency mortgage-backed securities. Investment securities with a fair value of $94.3 million and $98.3 million were pledged as collateral for the BTFP borrowing as of September 30, 2024 and December 31, 2023, respectively (See Note 6 – Borrowings). Accrued interest receivable on securities was $887 thousand and $1.2 million at September 30, 2024 and December 31, 2023, respectively, and is included in the consolidated statements of financial condition under accrued interest receivable.

At September 30, 2024, and December 31, 2023, there were no holdings of securities by any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The amortized cost and estimated fair value of all investment securities available-for-sale at September 30, 2024, by contractual maturities are shown below. Contractual maturities may differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Due in one year or less	$100,746	$–	$(886)	$99,860
Due after one year through five years	49,392	2	(2,142)	47,252
Due after five years through ten years	24,899	13	(1,006)	23,906
Due after ten years	76,508	8	(9,045)	67,471
	$251,545	$23	$(13,079)	$238,489

The table below indicates the length of time individual securities had been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 30, 2024:
Federal agency mortgage-backed securities	$–	$–	$56,732	$(7,639)	$56,732	$(7,639)
Federal agency CMOs	–	–	20,536	(881)	20,536	(881)
Federal agency debt	–	–	41,635	(1,888)	41,635	(1,888)
Municipal bonds	–	–	4,455	(353)	4,455	(353)
U. S. Treasuries	–	–	101,738	(987)	101,738	(987)
SBA pools	–	–	8,539	(1,331)	8,539	(1,331)
Total unrealized loss position investment securities	$–	$–	$233,635	$(13,079)	$233,635	$(13,079)

December 31, 2023:
Federal agency mortgage-backed securities	$–	$–	$66,575	$(9,316)	$66,575	$(9,316)
Federal agency CMOs	–	–	23,339	(1,381)	23,339	(1,381)
Federal agency debt	3,018	(37)	44,818	(3,020)	47,836	(3,057)
Municipal bonds	–	–	4,373	(460)	4,373	(460)
U. S. Treasuries	–	–	163,880	(3,175)	163,880	(3,175)
SBA pools	286	(1)	9,439	(1,645)	9,725	(1,646)
Total unrealized loss position investment securities	$3,304	$(38)	$312,424	$(18,997)	$315,728	$(19,035)

At September 30, 2024, and December 31, 2023, there were no securities in nonaccrual status. All securities in the portfolio were current with their contractual principal and interest payments. At September 30, 2024, and December 31, 2023, there were no securities purchased with deterioration in credit quality since their origination. At September 30, 2024, and December 31, 2023, there were no collateral dependent securities.

The Company’s assessment of available-for-sale investment securities as of September 30, 2024 and December 31, 2023, indicated that an allowance for credit losses (“ACL”) was not required. The Company analyzed available-for-sale investment securities that were in an unrealized loss position and determined the decline in fair value for those securities was not related to credit, but rather related to changes in interest rates and general market conditions. As such, no ACL was recorded for available-for-sale securities as of September 30, 2024 or December 31, 2023.

NOTE 4 – Loans Receivable Held for Investment

Loans receivable held for investment were as follows as of the dates indicated:

	September 30, 2024	December 31, 2023
	(In thousands)
Real estate:
Single-family	$23,845	$24,702
Multi-family	625,662	561,447
Commercial real estate	163,258	119,436
Church	9,543	12,717
Construction	79,396	89,887
Commercial – other	71,236	63,450
SBA loans (1)	895	14,954
Consumer	20	13
Gross loans receivable before deferred loan costs and premiums	973,855	886,606
Unamortized net deferred loan costs and premiums	1,896	1,971
Gross loans receivable	975,751	888,577
Credit and interest marks on purchased loans, net	(436)	(772)
Allowance for credit losses	(8,527)	(7,348)
Loans receivable, net	$966,788	$880,457

(1)	Including Paycheck Protection Program (“PPP”) loans.

As of September 30, 2024 and December 31, 2023, the SBA loan category above included $0 and $2.5 million, respectively, of loans issued under the SBA’s PPP. PPP loans have terms of two to five years and earn interest at 1%. PPP loans are fully guaranteed by the SBA and have virtually no risk of loss. The Bank expects the vast majority of the PPP loans to be fully forgiven by the SBA.

Accrued interest on loans receivable was $4.5 million and $3.3 million at September 30, 2024 and December 31, 2023, respectively.

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

For the three months ended September 30, 2024, the Company recorded a provision for credit losses of $399 thousand, compared to a recovery of provision for credit losses of $2 thousand for the three months ended September 30, 2023.  For the nine months ended September 30, 2024, the Company recorded a provision for credit losses of $1.2 million, compared to $808 thousand for the nine months ended September 30, 2023.  The provisions for credit losses during the third quarter and nine months ended September 30, 2024 include recoveries of provisions for credit losses for off-balance sheet loan commitments of $24 thousand and $26 thousand, respectively.  The increases in the provisions for credit losses during the three and nine months ended September 30, 2024 were primarily due to growth in the loan portfolio.

The allowance for credit losses (“ACL”) increased to $8.5 million as of September 30, 2024, compared to $7.3 million as of December 31, 2023 due to growth in the loan portfolio.

The following tables summarize the activity in the allowance for credit losses on loans for the periods indicated:

	Three Months Ended September 30, 2024
	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture) (1)	Ending Balance
	(In thousands)
Loans receivable held for investment:
Real estate:
Single-family	$301	$–	$–	$(87)	$214
Multi-family	4,690	–	–	46	4,736
Commercial real estate	1,171	–	–	122	1,293
Church	84	–	–	(24)	60
Construction	1,110	–	–	271	1,381
Commercial - other	618	–	–	141	759
SBA loans	130	–	–	(46)	84
Consumer	–	–	–	–	–
Total	$8,104	$–	$–	$423	$8,527

	Nine Months Ended September 30, 2024
	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture) (1)	Ending Balance
	(In thousands)
Loans receivable held for investment:
Real estate:
Single family	$260	$–	$–	$(46)	$214
Multi-family	4,413	–	–	323	4,736
Commercial real estate	1,094	–	–	199	1,293
Church	72	–	–	(12)	60
Construction	932	–	–	449	1,381
Commercial - other	529	–	–	230	759
SBA loans	48	–	–	36	84
Consumer	–	–	–	–	–
Total	$7,348	$–	$–	$1,179	$8,527

(1)	The Bank also recorded a recovery of provision for off-balance sheet loan commitments of $24 thousand and $26 thousand for the three and nine months ended September 30, 2024, respectively.

	Three Months Ended September 30, 2023
	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture) (1)	Ending Balance
	(In thousands)
Loans receivable held for investment:
Real estate:
Single-family	$247	$–	$–	$(6)	$241
Multi-family	4,255	–	–	(8)	4,247
Commercial real estate	1,012	–	–	9	1,021
Church	83	–	–	(4)	79
Construction	788	–	–	59	847
Commercial - other	546	–	–	(121)	425
SBA loans	39	–	–	–	39
Consumer	–	–	–	–	–
Total	$6,970	$–	$–	$(71)	$6,899

	Nine Months Ended September 30, 2023
	Beginning Balance	Impact of CECL Adoption	Charge-offs	Recoveries	Provision (Recapture) (1)	Ending Balance
	(In thousands)
Loans receivable held for investment:
Real estate:
Single family	$109	$214	$–	$–	$(82)	$241
Multi-family	3,273	603	–	–	371	4,247
Commercial real estate	449	466	–	–	106	1,021
Church	65	37	–	–	(23)	79
Construction	313	219	–	–	315	847
Commercial - other	175	254	–	–	(4)	425
SBA loans	–	20	–	–	19	39
Consumer	4	(4)	–	–	–	–
Total	$4,388	$1,809	$–	$–	$702	$6,899

(1)	The Bank also recorded a provision for off-balance sheet loan commitments of $69 thousand and $106 thousand for the three and nine months ended September 30, 2023, respectively.

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

The following table presents collateral dependent loans by collateral type as of the dates indicated:

	September 30, 2024
	Single-Family	Multi-Family Residential	Church	Business Assets	Total
Real estate:	(In thousands)
Single-family	$36	$–	$–	$–	$36
Total	$36	$–	$–	$–	$36

	December 31, 2023
	Single-Family	Multi-Family Residential	Church	Business Assets	Total
Real estate:	(In thousands)
Single-family	$45	$–	$–	$–	$45
Multi-family	–	5,672	–	–	5,672
Commercial real estate	–	–	65	–	65
Church	–	–	391	–	391
Commercial – other	–	–	–	268	268
Total	$45	$5,672	$456	$268	$6,441

At September 30, 2024 and December 31, 2023, $36 thousand and $6.4 million, respectively, of individually evaluated loans were evaluated based on the estimated fair value of the underlying collateral. These loans had an associated ACL of $0 and $112 thousand, as of September 30, 2024 and December 31, 2023, respectively.  None of these collateral dependent loans were on nonaccrual status at September 30, 2024 or December 31, 2023.  At September 30, 2024, one $73 thousand individually evaluated loan was evaluated using a discounted future cash flow approach. At December 31, 2023, no individually evaluated loans were evaluated using a discounted future cash flow approach.

Past Due Loans
The following tables present the aging of the recorded investment in past due loans by loan type as of the dates indicated:

	September 30, 2024
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single-family	$–	$–	$–	$–	$23,869	$23,869
Multi-family	–	–	–	–	628,591	628,591
Commercial real estate	–	1,374	–	1,374	159,434	160,808
Church	–	–	–	–	11,717	11,717
Construction	–	–	–	–	78,950	78,950
Commercial - other	–	–	–	–	70,901	70,901
SBA loans	–	291	–	291	604	895
Consumer	–	–	–	–	20	20
Total	$–	$1,665	$–	$1,665	$974,086	$975,751

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single-family	$–	$–	$–	$–	$24,702	$24,702
Multi-family	–	401	–	401	563,017	563,418
Commercial real estate	–	–	–	–	119,436	119,436
Church	–	–	–	–	12,717	12,717
Construction	–	–	–	–	89,887	89,887
Commercial - other	–	–	–	–	63,450	63,450
SBA loans	379	–	–	379	14,575	14,954
Consumer	–	–	–	–	13	13
Total	$379	$401	$–	$780	$887,797	$888,577

The following table presents the recorded investment in non-accrual loans by loan type as of the dates indicated:

	September 30, 2024	December 31, 2023
	(In thousands)
Loans receivable held for investment:
SBA loans	$291	$–
Total non-accrual loans	$291	$–

There were no loans 90 days or more delinquent that were accruing interest as of September 30, 2024 or December 31, 2023.

Modified Loans to Troubled Borrowers

GAAP requires that certain types of modifications of loans in response to a borrower’s financial difficulty be reported, which consist of the following: (i) principal forgiveness, (ii) interest rate reduction, (iii) other-than-insignificant payment delay, (iv) term extension, or (v) any combination of the foregoing. The ACL for loans that were modified in response to a borrower’s financial difficulty is measured on a collective basis, as with other loans in the loan portfolio, unless management determines that such loans no longer possess risk characteristics similar to others in the loan portfolio. In those instances, the ACL for such loans is determined through individual evaluation. There were no loan modifications to borrowers that were experiencing financial difficulty during the three or nine months ended September 30, 2024 or 2023.

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

The following tables stratify the loans held for investment portfolio by the Company’s internal risk grading and by year of origination as of September 30, 2024 and December 31, 2023:

	Term Loans Amortized Cost Basis by Origination Year - As of September 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(In thousands)
Single-family:
Pass	$–	$556	$4,073	$1,822	$2,016	$13,813	$–	$22,280
Watch	–	–	–	734	855	–	–	1,589
Special Mention	–	–	–	–	–	–	–	–
Substandard	–	–	–	–	–	–	–	–
Total	$–	$556	$4,073	$2,556	$2,871	$13,813	$–	$23,869

Multi-family:
Pass	$65,883	$82,266	$173,000	$126,251	$26,941	$85,822	$–	$560,163
Watch	–	1,384	15,727	16,638	–	8,032	–	41,781
Special Mention	–	–	3,238	3,155	–	653	–	7,046
Substandard	–	1,549	–	4,487	–	13,565	–	19,601
Total	$65,883	$85,199	$191,965	$150,531	$26,941	$108,072	$–	$628,591

Commercial real estate:
Pass	$31,882	$13,695	$20,982	$29,797	$14,695	$18,944	$–	$129,995
Watch	14,886	–	435	–	13,120	1,498	–	29,939
Special Mention	–	–	–	–	–	–	–	–
Substandard	–	874	–	–	–	–	–	$874
Total	$46,768	$14,569	$21,417	$29,797	$27,815	$20,442	$–	$160,808

Church:
Pass	$–	$2,465	$–	$2,161	$1,709	$2,956	$–	$9,291
Watch	–	381	–	–	–	842	–	1,223
Special Mention	–	–	–	–	–	–	–	–
Substandard	–	–	–	–	–	1,203	–	1,203
Total	$–	$2,846	$–	$2,161	$1,709	$5,001	$–	$11,717

Construction:
Pass	$–	$–	$–	$–	$–	$–	$–	$–
Watch	5,699	31,804	4,160	–	–	2,037	–	43,700
Special Mention	–	–	–	–	–	–	–	–
Substandard	–	3,896	27,289	4,065	–	–	–	35,250
Total	$5,699	$35,700	$31,449	$4,065	$–	$2,037	$–	$78,950

Commercial – other:
Pass	$–	$4	$7,867	$–	$2,799	$6,054	$–	$16,724
Watch	8,606	28,147	717	–	–	2,250	–	39,720
Special Mention	8,832	–	351	–	–	–	–	9,183
Substandard	–	–	–	108	867	4,299	–	5,274
Total	$17,438	$28,151	$8,935	$108	$3,666	$12,603	$–	$70,901

SBA:
Pass	$300	$–	$150	$–	$–	$76	$–	$526
Substandard	–	–	–	–	369	–	–	369
Total	$300	$–	$150	$–	$369	$76	$–	$895

Consumer:
Pass	$20	$–	$–	$–	$–	$–	$–	$20
Total	$20	$–	$–	$–	$–	$–	$–	$20

Total loans:
Pass	$98,085	$98,986	$206,072	$160,031	$48,160	$127,665	$–	$738,999
Watch	29,191	61,716	21,039	17,372	13,975	14,659	–	157,952
Special Mention	8,832	–	3,589	3,155	–	653	–	16,229
Substandard	–	6,319	27,289	8,660	1,236	19,067	–	62,571
Total loans	$136,108	$167,021	$257,989	$189,218	$63,371	$162,044	$–	$975,751

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
	(In thousands)
Single-family:
Pass	$–	$2,474	$1,862	$2,940	$1,485	$12,374	$–	$21,135
Watch	–	–	750	–	–	999	–	1,749
Special Mention	–	–	–	–	–	116	–	116
Substandard	–	–	–	1,365	–	337	–	1,702
Total	$–	$2,474	$2,612	$4,305	$1,485	$13,826	$–	$24,702

Multi-family:
Pass	$81,927	$183,295	$145,652	$27,356	$44,511	$47,119	$–	$529,860
Watch	–	4,686	6,203	–	1,186	6,474	–	18,549
Special Mention	–	–	899	–	–	1,344	–	2,243
Substandard	–	–	–	–	363	12,403	–	12,766
Total	$81,927	$187,981	$152,754	$27,356	$46,060	$67,340	$–	$563,418

Commercial real estate:
Pass	$9,881	$22,131	$26,019	$24,684	$6,718	$15,106	$–	$104,539
Watch	–	442	–	5,286	–	2,599	–	8,327
Special Mention	–	–	–	–	325	–	–	325
Substandard	–	–	–	$–	$–	6,245	$–	$6,245
Total	$9,881	$22,573	$26,019	$29,970	$7,043	$23,950	$–	$119,436

Church:
Pass	$2,923	$–	$2,210	$1,748	$–	$2,704	$–	$9,585
Watch	–	–	–	–	636	1,525	–	2,161
Substandard	–	–	–	–	–	971	–	971
Total	$2,923	$–	$2,210	$1,748	$636	$5,200	$–	$12,717

Construction:
Pass	$–	$1,109	$1,198	$–	$–	$–	$–	$2,307
Watch	42,300	35,179	5,484	–	–	2,097	–	85,060
Special Mention	–	–	2,520	–	–	–	–	2,520
Total	$42,300	$36,288	$9,202	$–	$–	$2,097	$–	$89,887

Commercial – other:
Pass	$15,000	$9,077	$87	$5,600	$–	$25,154	$–	$54,918
Watch	–	312	–	1,500	6,550	–	–	8,362
Special Mention	–	–	170	–	–	–	–	170
Total	$15,000	$9,389	$257	$7,100	$6,550	$25,154	$–	$63,450

SBA:
Pass	$11,809	$109	$2,453	$–	$16	$100	$–	$14,487
Special Mention	–	–	–	467	–	–	–	467
Total	$11,809	$109	$2,453	$467	$16	$100	$–	$14,954

Consumer:
Pass	$13	$–	$–	$–	$–	$–	$–	$13
Total	$13	$–	$–	$–	$–	$–	$–	$13

Total loans:
Pass	$121,553	$218,195	$179,481	$62,328	$52,730	$102,557	$–	$736,844
Watch	42,300	40,619	12,437	6,786	8,372	13,694	–	124,208
Special Mention	–	–	3,589	467	325	1,460	–	5,841
Substandard	–	–	–	1,365	363	19,956	–	21,684
Total loans	$163,853	$258,814	$195,507	$70,946	$61,790	$137,667	$–	$888,577

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

The allowance for off-balance sheet commitments was $342 thousand and $364 thousand at September 30, 2024 and December 31, 2023, respectively.  The recovery of provision for off-balance sheet loan commitments was $24 thousand for the three months ended September 30, 2024 and $26 thousand for the nine months ended September 30, 2024. The provision for off-balance sheet loan commitments was $69 thousand for the three months ended September 30, 2023 and $106 thousand for the nine months ended September 30, 2023.

NOTE 5 – Goodwill and Core Deposit Intangible

The following tables present the changes in the carrying amounts of goodwill and core deposit intangibles for the nine months ended September 30, 2024 and 2023:

	September 30, 2024
	Goodwill	Core Deposit Intangible
	(In thousands)
Balance at the beginning of the period	$25,858	$2,111
Additions	–	–
Change in deferred tax estimate	–	–
Amortization	–	(252)
Balance at the end of the period	$25,858	$1,859

	September 30, 2023
	Goodwill	Core Deposit Intangible
	(In thousands)
Balance at the beginning of the period	$25,858	$2,501
Additions	–	–
Change in deferred tax estimate	–	–
Amortization	–	(293)
Balance at the end of the period	$25,858	$2,208

The carrying amount of the core deposit intangible consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Core deposit intangible acquired	$3,329	$3,329
Less: Accumulated amortization	(1,470)	(1,218)
	$1,859	$2,111

The following table outlines the estimated amortization expense for the core deposit intangible during the next five fiscal years (in thousands):

Remainder of 2024	$84
2025	315
2026	304
2027	291
2028	279
Thereafter	586
$1,859

NOTE 6 – Borrowings

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated statements of financial condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. These agreements mature on a daily basis. As of September 30, 2024 securities sold under agreements to repurchase totaled $89.8 million at an average rate of 3.68%. The fair value of securities pledged totaled $97.6 million as of September 30, 2024. As of December 31, 2023, securities sold under agreements to repurchase totaled $73.5 million at an average rate of 2.60%. The fair value of securities pledged totaled $89.0 million as of December 31, 2023.

At September 30, 2024 and December 31, 2023, the Company had outstanding advances from the FHLB totaling $208.6 million and $209.3 million, respectively. The weighted average interest rate was 4.35% and 4.91% as of September 30, 2024 and December 31, 2023, respectively. The weighted average contractual maturity was two months as of both September 30, 2024 and December 31, 2023. The advances were collateralized by loans with an unpaid balance of $484.4 million at September 30, 2024 and $435.4 million at December 31, 2023. The Company is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets to the extent the Company provides qualifying collateral and holds sufficient FHLB stock. Based on collateral pledged and FHLB stock held, the Company was eligible to borrow an additional $133.9 million as of September 30, 2024.

On December 27, 2023, the Company borrowed $100.0 million from the Federal Reserve under the BTFP.  As of both September 30, 2024 and December 31, 2023, $100.0 million was outstanding.  The interest rate on this borrowing is fixed at 4.84% and the borrowing matures on December 29, 2024. Investment securities with a fair value of $94.3 million and $98.3 million were pledged as collateral for this borrowing as of September 30, 2024 and December 31, 2023, respectively. There are no prepayment penalties for early payoff. As the BTFP ended on March 11, 2024, no additional borrowings can be made under the program.

In addition, the Company had additional lines of credit of $10.0 million with other financial institutions as of September 30, 2024 and December 31, 2023. These lines of credit are unsecured, bear interest at the Federal funds rate as of the date of utilization and mature in 30 days.  There were no amounts outstanding under these lines of credit as of September 30, 2024 or December 31, 2023.

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
At September 30, 2024:
Securities available-for-sale:
Federal agency mortgage-backed securities	$–	$57,208	$–	$57,208
Federal agency CMOs	–	21,308	–	21,308
Federal agency debt	–	44,164	–	44,164
Municipal bonds	–	4,455	–	4,455
U.S. Treasuries	101,738	–	–	101,738
SBA pools	–	9,616	–	9,616

At December 31, 2023:
Securities available-for-sale:
Federal agency mortgage-backed securities	$–	$66,778	$–	$66,778
Federal agency CMOs	–	23,339	–	23,339
Federal agency debt	–	47,836	–	47,836
Municipal bonds	–	4,373	–	4,373
U.S. Treasuries	163,880	–	–	163,880
SBA pools	–	10,744	–	10,744

There were no transfers between Level 1, Level 2, or Level 3 during the nine months ended September 30, 2024 and 2023.

As of September 30, 2024 and December 31, 2023, the Bank did not have any assets or liabilities carried at fair value on a nonrecurring basis.

Fair Values of Financial Instruments

The following tables present the carrying amount, fair value, and level within the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.

		Fair Value Measurements at September 30, 2024
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$97,079	$97,079	$–	$–	$97,079
Securities available-for-sale	238,489	101,738	136,751	–	238,489
Loans receivable held for investment	966,788	–	–	958,934	958,934
Accrued interest receivable	5,744	5,744	–	–	5,744
Bank owned life insurance	3,309	3,309	–	–	3,309

Financial Liabilities:
Deposits	$672,248	$–	$608,374	$–	$608,374
FHLB advances	208,568	–	208,202	–	208,202
BTFP borrowing	100,000	–	100,000	–	100,000
Securities sold under agreements to repurchase	89,798	–	89,671	–	89,671
Accrued interest payable	4,885	–	4,885	–	4,885

		Fair Value Measurements at December 31, 2023
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$105,195	$105,195	$–	$–	$105,195
Securities available-for-sale	316,950	163,880	153,070	–	316,950
Loans receivable held for investment	880,457	–	–	746,539	746,539
Accrued interest receivable	4,938	4,938	–	–	4,938
Bank owned life insurance	3,275	3,275	–	–	3,275

Financial Liabilities:
Deposits	$682,635	$–	$536,171	$–	$536,171
FHLB advances	209,319	–	208,107	–	208,107
BTFP borrowing	100,000	–	100,000	–	100,000
Securities sold under agreements to repurchase	73,475	–	72,597	–	72,597
Notes payable	14,000	–	–	14,000	14,000
Accrued interest payable	1,420	–	1,420	–	1,420

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

Stock-based compensation is recognized on a straight-line basis over the vesting period. During the three months ended September 30, 2024 and 2023, the Company recorded $84 thousand and $88 thousand of stock-based compensation expense, respectively.  During the nine months ended September 30, 2024 and 2023, the Company recorded $199 thousand and $173 thousand of stock-based compensation expense, respectively. During the three months ended September 30, 2024 and 2023, the Company did not record any director stock compensation expense. During the nine months ended September 30, 2024 and 2023, the Company recorded $96 thousand and $95 thousand, respectively, of director stock compensation expense, which was determined using the fair value of the stock on the dates of the awards.

As of September 30, 2024, 299,048 shares had been awarded under the Amended and Restated LTIP and 350,091 shares were available to be awarded.  The following tables present stock award activity during the three and nine months ended September 30, 2024 and 2023:

	Three months ended
	September 30, 2024	September 30, 2023
	(In thousands)
Outstanding at the beginning of the period	187,749	129,645
Granted during period	–	–
Forfeited during period	(452)	(10,684)
Vested during period	–	–
Outstanding at the end of the period	187,297	118,961

	Nine months ended
	September 30, 2024	September 30, 2023
	(In thousands)
Outstanding at the beginning of the period	113,568	51,090
Granted during period	145,890	101,930
Forfeited during period	(27,601)	(12,044)
Vested during period	(44,560)	(22,015)
Outstanding at the end of the period	187,297	118,961

No stock options were granted, exercised or expired during the three and nine months ended September 30, 2024 or 2023. During the three and nine months ended September 30, 2024, zero and 18,750 stock options were forfeited, respectively.

Options outstanding and exercisable at September 30, 2024 were as follows:

Outstanding				Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
12,500	1.40 years	$12.96	$–	12,500	$12.96	$–

The Company did not record any stock-based compensation expense related to stock options during the three and nine months ended September 30, 2024 and 2023.

All common stock share amounts above have been retroactively adjusted, as applicable, for the 1-for-8 reverse stock split effective November 1, 2023.  See Note 1.

NOTE 9 – ESOP Plan

Employees participate in the ESOP after attaining certain age and service requirements. During 2022, the ESOP purchased 58,369 shares of the Company’s common stock at an average cost of $8.57 per share for a total cost of $500 thousand and during 2023, the ESOP purchased 369,958 shares of the Company’s common stock at an average cost of $9.19 per share for a total cost of $3.4 million. These purchases were funded with a $5.0 million line of credit from the Company. The loan will be repaid from the Bank’s annual discretionary contributions to the ESOP, net of dividends paid, over a period of 20 years. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. When loan payments are made, shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. Any dividends on allocated shares increase participant accounts. Any dividends on unallocated shares will be used to repay the loan. Participants will receive shares for their vested balance at the end of their employment. Compensation expense related to the ESOP was $46 thousand and $11 thousand for the three months ended September 30, 2024 and 2023, respectively, and $137 thousand and $33 thousand for the nine months ended September 30, 2024 and 2023, respectively.

Shares held by the ESOP were as follows:

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Allocated to participants	156,970	134,444
Committed to be released	13,652	28,669
Suspense shares	451,320	458,829
Total ESOP shares	621,942	621,942
Fair value of unearned shares	$2,907	$4,217

The book value of unearned shares, which are reported as Unearned ESOP shares in the equity section of the consolidated statements of financial condition, were $4.3 million and $4.5 million at September 30, 2024 and December 31, 2023, respectively.

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

	Actual		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2024:
Community Bank Leverage Ratio	$187,310	13.84%	$121,838	9.00%
December 31, 2023:
Community Bank Leverage Ratio	$185,773	14.97%	$111,696	9.00%

At September 30, 2024, the Company and the Bank met all the capital adequacy requirements to which they were subject. In addition, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since September 30, 2024 that would materially adversely change the Bank’s capital classifications. From time to time, the Bank may need to raise additional capital to support its further growth and to maintain its “well capitalized” status.

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

At September 30, 2024, the Company maintained a $449 thousand valuation allowance on its deferred tax assets because the number of shares sold in the private placements completed on April 6, 2021 triggered limitations on the use of certain tax attributes under the Section 382 of the federal tax code. The ability to use net operating losses (“NOLs”) to offset future taxable income will be restricted and these NOLs could expire or otherwise be unavailable. In general, under Section 382 of the Code and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period.

The Company recorded an income tax expense of $209 thousand for the third quarter of 2024, compared to $39 thousand for the third quarter of 2023.  The increase in income tax expense reflected an increase of $628 thousand in pre-tax income between the two periods. The effective tax rate was 27.76% for the third quarter of 2024, compared to 31.20% for the third quarter of 2023.

For the nine months ended September 30, 2024, income tax expense was $298 thousand, compared to $806 thousand for the nine months ended September 30, 2023. The decrease in income tax expense reflected a decrease in pretax earnings of $1.8 million between the two periods. The effective tax rate was 32.04% for the nine months ended September 30, 2024, compared to 29.49% for the nine months ended September 30, 2023.

NOTE 12 – Concentrations

The Bank has a significant concentration of deposits with two customers that accounted for approximately 12% of its deposits as of both September 30, 2024 and December 31, 2023. The Bank also has a significant concentration of short-term borrowings from one customer that accounted for 92% and 85% of the outstanding balance of securities sold under agreements to repurchase as of September 30, 2024 and December 31, 2023, respectively. The Company expects to maintain the relationships with these customers for the foreseeable future.

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

Overview

Total assets decreased by $2.3 million at September 30, 2024 compared to December 31, 2023, primarily due to decreases in securities available-for-sale of $78.5 million, due to maturities and paydowns, cash and cash equivalents of $8.1 million, other assets of $1.3 million, and deferred tax assets of $1.1 million, partially offset by growth in net loans of $86.3 million.

Loans held for investment, net of the ACL, increased by $86.3 million to $966.8 million at September 30, 2024, compared to $880.5 million at December 31, 2023.  The increase was primarily due to loan originations of $136.2 million during the first nine months of 2024, which consisted of $65.7 million in multi-family loans, $46.6 million in commercial real estate loans, $17.6 million in other commercial loans, $5.5 million in construction loans, and $800 thousand in SBA loans, partially offset by loan payoffs and repayments of $49.9 million.

Deposits decreased by $10.4 million to $672.2 million at September 30, 2024, from $682.6 million at December 31, 2023. The decrease in deposits was attributable to a decrease of $33.1 million in liquid deposits (demand, interest checking, and money market accounts), a decrease of $7.4 million in savings deposits, and a decrease of $2.2 million in Certificate of Deposit Registry Service (“CDARS”) deposits, partially offset by an increase of $32.2 million in Insured Cash Sweep (“ICS”) deposits and $148 thousand in other certificates of deposit accounts.  As of September 30, 2024, our uninsured deposits, including deposits from affiliates, represented 34% of our total deposits, as compared to 37% as of December 31, 2023.

Total borrowings increased by $1.6 million to $398.4 million at September 30, 2024, from $396.8 million at December 31, 2023, primarily due to an increase of $16.3 million in securities sold under agreements to repurchase, partially offset by the payoff of two notes payable totaling $14.0 million during January 2024.

For the three months ended September 30, 2024, the Company reported net income attributable to Broadway Financial Corporation ("Broadway") of $522 thousand compared to net income attributable to Broadway of $91 thousand for the three months ended September 30, 2023, an increase of $431 thousand.  Net loss attributable to common stockholders was $228 thousand during the third quarter of 2024 after deducting preferred dividends of $750 thousand, compared to net income attributable to common stockholders of $91 thousand for the third quarter of 2023.

For the nine months ended September 30, 2024, the Company reported net income attributable to Broadway of $627 thousand compared to net income attributable to Broadway of $1.9 million for the nine months ended September 30, 2023.  Net loss attributable to common stockholders was $190 thousand during the first nine months of 2024 after deducting preferred dividends of $817 thousand, compared to net income attributable to common stockholders of $1.9 million for the first nine months of 2023.  The decrease in net income attributable to the Company primarily resulted from an increase in non-interest expense of $3.0 million during the first nine months of 2024, compared to the first nine months of 2023, primarily due to increases in compensation and benefits expense of $1.4 million and professional services expense of $1.2 million.  The increase in non-interest expense was partially offset by an increase of $1.5 million in net interest income and a decrease in income tax expense of $508 thousand during the first nine months of 2024, compared to the first nine months of 2023.

Results of Operations

Net Interest Income

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

Net interest income before provision for credit losses for the third quarter of 2024 totaled $8.3 million, representing an increase of $1.5 million, or 23.0%, from net interest income before provision for credit losses of $6.8 million for the third quarter of 2023.  The increase resulted from higher interest income of $4.2 million, partially offset by an increase in interest expense of $2.7 million.  The increase in interest income was primarily due to growth of $141.8 million in average loans receivable and $95.9 million in average interest-earning deposits, which were partially offset by a decline of $71.0 million in average securities during the third quarter of 2024, compared to the third quarter of 2023.  In addition, the overall rate earned on interest-earning assets increased by 73 basis points as the Bank earned higher rates on the loan portfolio, as well as on interest-earning deposits.  The increase in interest income was partially offset by an increase in the average cost of funds, which increased to 3.23% for the third quarter of 2024 from 2.47% for the third quarter of 2023, due to higher average balances of borrowings and higher rates paid on deposits.  Net interest margin increased to 2.49% for the third quarter of 2024 from 2.33% for the third quarter of 2023.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

Net interest income before provision for credit losses for the nine months ended September 30, 2024 totaled $23.8 million, representing an increase of $1.5 million, or 6.5%, from net interest income before provision for credit losses of $22.3 million for the nine months ended September 30, 2023.  The increase resulted from higher interest income of $11.8 million, partially offset by an increase in interest expense of $10.4 million.  The increase in interest income was primarily due to an increase of $144.1 million in the average balance of loans receivable and an increase of $88.2 million in average interest-bearing deposits, which were partially offset by a decrease of $47.8 million in average securities.  In addition, interest income increased due to an increase of 63 basis points, or 15.6%, in the overall rate earned on interest-earning assets during the nine months ended September 30, 2024, as the Bank earned higher rates on the loan portfolio, interest-bearing deposits and stock investments with the Federal Reserve and Federal Home Loan Bank.  The increase in interest income was partially offset by an increase in the average cost of funds, which increased to 3.14% for the nine months ended September 30, 2024 from 2.00% for the nine months ended September 30, 2023, due to higher average balances of borrowings and higher rates paid on borrowings and deposits. Net interest margin decreased to 2.38% for the nine months ended September 30, 2024, compared to 2.60% for the nine months ended September 30, 2023.

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

	For the Three Months Ended
	September 30, 2024			September 30, 2023
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Interest-bearing deposits	$106,569	$1,491	5.57%	$10,629	$139	5.23%
Securities	248,833	1,635	2.61%	319,866	2,180	2.73%
Loans receivable (1)	963,849	12,796	5.28%	822,031	9,406	4.58%
FRB and FHLB stock	13,835	244	7.02%	12,538	202	6.44%
Total interest-earning assets	1,333,086	$16,166	4.82%	1,165,064	$11,927	4.09%
Non-interest-earning assets	48,980			67,047
Total assets	$1,382,066			$1,232,111

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$282,808	$1,740	2.45%	$259,184	$1,256	1.94%
Savings deposits	55,198	90	0.65%	58,686	42	0.29%
Interest checking and other demand deposits	67,023	107	0.64%	101,657	93	0.37%
Certificate accounts	165,483	1,272	3.06%	152,577	735	1.93%
Total deposits	570,512	3,209	2.24%	572,104	2,126	1.49%
FHLB advances	209,064	2,588	4.92%	196,184	2,571	5.24%
Bank Term Funding Program borrowing	100,000	1,220	4.85%	–	–	–%
Other borrowings	86,397	819	3.77%	67,533	457	2.71%
Total borrowings	395,461	4,627	4.65%	263,717	3,028	4.59%
Total interest-bearing liabilities	965,973	$7,836	3.23%	835,821	$5,154	2.47%
Non-interest-bearing liabilities	131,750			120,162
Stockholders’ equity	284,343			276,128
Total liabilities and stockholders’ equity	$1,382,066			$1,232,111

Net interest rate spread (2)		$8,330	1.60%		$6,773	1.63%
Net interest rate margin (3)			2.49%			2.33%
Ratio of interest-earning assets to interest-bearing liabilities			138.00%			139.39%

(1)	Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs and loan premiums.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

	For the Nine Months Ended
	September 30, 2024			September 30, 2023
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Interest-bearing deposits	$102,082	$4,024	5.27%	$13,889	$425	4.08%
Securities	276,892	5,586	2.69%	324,719	6,543	2.69%
Loans receivable (1)	938,666	36,104	5.14%	794,524	27,039	4.54%
FRB and FHLB stock	13,794	733	7.10%	11,577	603	6.94%
Total interest-earning assets	1,331,434	$46,447	4.66%	1,144,709	$34,610	4.03%
Non-interest-earning assets	50,591			67,712
Total assets	$1,382,025			$1,212,421

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$276,802	$4,805	2.32%	$263,102	$2,959	1.50%
Savings deposits	57,272	294	0.69%	60,275	71	0.16%
Interest checking and other demand deposits	75,636	418	0.74%	100,921	257	0.34%
Certificate accounts	164,718	3,577	2.90%	150,651	1,691	1.50%
Total deposits	574,428	9,094	2.11%	574,949	4,978	1.15%
FHLB advances	209,198	7,779	4.97%	173,312	6,035	4.64%
Bank Term Funding Program borrowing	100,000	3,633	4.85%	–	–	–%
Other borrowings	80,974	2,169	3.58%	70,957	1,282	2.41%
Total borrowings	390,172	13,581	4.65%	244,269	7,317	3.99%
Total interest-bearing liabilities	964,600	$22,675	3.14%	819,218	$12,295	2.00%
Non-interest-bearing liabilities	134,455			115,362
Stockholders’ equity	282,970			277,841
Total liabilities and stockholders’ equity	$1,382,025			$1,212,421

Net interest rate spread (2)		$23,772	1.52%		$22,315	2.03%
Net interest rate margin (3)			2.38%			2.60%
Ratio of interest-earning assets to interest-bearing liabilities			138.03%			139.73%

(1)	Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs and loan premiums.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

Provision for Credit Losses

For the three months ended September 30, 2024, the Company recorded a provision for credit losses of $399 thousand, compared to a recovery of provision for credit losses of $2 thousand for the three months ended September 30, 2023.  For the nine months ended September 30, 2024, the Company recorded a provision for credit losses of $1.2 million, compared to $808 thousand for the nine months ended September 30, 2023.  The provisions for credit losses during the third quarter and nine months ended September 30, 2024 include recoveries of provisions for credit losses for off-balance sheet loan commitments of $24 thousand and $26 thousand, respectively.  The increases in the provisions for credit losses during the third quarter and nine months ended September 30, 2024 were primarily due to growth in the loan portfolio.

The allowance for credit losses (“ACL”) increased to $8.5 million as of September 30, 2024, compared to $7.3 million as of December 31, 2023 due to growth in the loan portfolio.

The Bank had one non-accrual loan at September 30, 2024 with an unpaid principal balance of $291 thousand.  No loan charge-offs were recorded during the quarters or nine months ended September 30, 2024 or 2023.

Non-interest Income

Non-interest income for the third quarter of 2024 totaled $416 thousand, compared to $331 thousand for the third quarter of 2023.

For the first nine months of 2024, non-interest income totaled $995 thousand, compared to $880 thousand for the same period in the prior year.

Non-interest Expense

Total non-interest expense was $7.6 million for the third quarter of 2024, compared to $7.0 million for the third quarter of 2023, representing an increase of $613 thousand, or 8.8%.  The increase was primarily due to an increase in professional and accounting fees in connection with the Company’s remediation efforts of the weaknesses in internal controls that were identified during preparation of the financial statements for the third quarter of 2023.

For the first nine months of 2024, non-interest expense totaled $22.7 million, representing an increase of $3.0 million, or 15.4%, from $19.7 million for the same period in the prior year.  The increase primarily resulted from increases in compensation and benefits expense of $1.4 million and professional services expense of $1.2 million.  The increase in compensation and benefits expense reflects the investment in additional executives and staff to support growth and strengthen overall controls and management depth.  As previously reported, the Company hired a new Chief Financial Officer.  The Company also hired a General Counsel and Chief Risk Officer, Chief Accounting Officer, and Treasurer during the first six months of 2024.  The increase in professional services expense was primarily due to the costs associated with third-party professionals that were retained in connection with the Company’s investigation of the weaknesses in internal controls that were identified during preparation of the financial statements for the third quarter of 2023.

Income Taxes

The Company recorded an income tax expense of $209 thousand for the third quarter of 2024, compared to $39 thousand for the third quarter of 2023.  The increase in income tax expense reflected an increase of $628 thousand in pre-tax income between the two periods.  The effective tax rate was 27.76% for the third quarter of 2024, compared to 31.20% for the third quarter of 2023.

For the nine months ended September 30, 2024, income tax expense was $298 thousand, compared to $806 thousand for the nine months ended September 30, 2023.  The decrease in income tax expense reflected a decrease in pretax earnings of $1.8 million between the two periods. The effective tax rate was 32.04% for the nine months ended September 30, 2024, compared to 29.49% for the nine months ended September 30, 2023.

Financial Condition

Total Assets

Total assets decreased by $2.3 million at September 30, 2024, compared to December 31, 2023, reflecting decreases in securities available-for-sale of $78.5 million, cash and cash equivalents of $8.1 million, other assets of $1.3 million, and deferred tax assets of $1.1 million, partially offset by growth in net loans of $86.3 million.

Securities Available-For-Sale

Securities available-for-sale totaled $238.5 million at September 30, 2024, compared with $317.0 million at December 31, 2023. The $78.5 million decrease in securities available-for-sale during the nine months ended September 30, 2024 was primarily due to maturities and principal paydowns.

The table below presents the carrying amount, weighted average yields and contractual maturities of our securities as of September 30, 2024. The table reflects stated final maturities and does not reflect scheduled principal payments or expected payoffs.

	September 30, 2024
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		More Than Ten Years		Total
	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield
	(Dollars in thousands)
Available‑for‑sale:
Federal agency mortgage‑backed securities	$–	–	$1,061	1.39%	$8,582	1.54%	$47,565	2.50%	$57,208	2.33%
Federal agency CMO	–	–	411	0.91%	10,399	4.39%	10,498	3.26%	21,308	3.77%
Federal agency debt	8,801	1.50%	30,604	1.94%	4,759	4.37%	–	–	44,164	2.11%
Municipal bonds	–	–	2,955	1.55%	–	–	1,500	1.73%	4,455	1.61%
U.S. Treasuries	91,059	2.78%	10,679	1.71%	–	–	–	–	101,738	2.67%
SBA pools	–	–	1,542	2.36%	166	6.70%	7,908	2.64%	9,616	2.67%
Total	$99,860	2.67%	$47,252	1.86%	$23,906	3.38%	$67,471	2.62%	$238,489	2.56%

Loans Receivable

Loans receivable held for investment, net of the ACL, increased by $86.3 million to $966.8 million at September 30, 2024, compared to $880.5 million at December 31, 2023.  The increase was primarily due to loan originations of $136.2 million during the first nine months of 2024, which consisted of $65.7 million in multi-family loans, $46.6 million in commercial real estate loans, $17.6 million in other commercial loans, $5.5 million in construction loans, and $800 thousand in SBA loans, partially offset by loan payoffs and repayments of $49.9 million.

The following table presents loan categories by maturity for the period indicated. Actual repayments historically have, and will likely in the future, differ significantly from contractual maturities because individual borrowers generally have the right to prepay loans, with or without prepayment penalties.

	September 30, 2024
	One Year or Less	More Than One Year to Five Years	More Than Five Years to 15 Years	More Than 15 Years	Total
	(Dollars in thousands)
Loans receivable held for investment:
Single-family	$2,354	$8,507	$5,058	$7,926	$23,845
Multi-family	13,927	16,932	12,026	582,777	625,662
Commercial real estate	16,708	85,983	40,349	20,218	163,258
Church	1,583	2,955	5,005	–	9,543
Construction	36,732	35,300	7,364	–	79,396
Commercial - other	7,963	23,814	37,357	2,102	71,236
SBA loans	3	442	450	–	895
Consumer	20	–	–	–	20
	$79,290	$173,933	$107,609	$613,023	$973,855

Loans maturities after one year with:
Fixed rates
Single-family		$8,166	$2,346	$5,106	$15,618
Multi-family		12,858	7,880	–	20,738
Commercial real estate		81,537	28,854	–	110,391
Church		2,389	1	–	2,390
Construction		6,479	1,564	–	8,043
Commercial - other		8,814	36,319	–	45,133
SBA loans		–	–	–	–
Consumer		–	–	–	–
		$120,243	$76,964	$5,106	$202,313

Variable rates
Single-family		$341	$2,712	$2,820	$5,873
Multi-family		4,074	4,146	582,777	590,997
Commercial real estate		4,446	11,495	20,218	36,159
Church		566	5,004	–	5,570
Construction		28,821	5,800	–	34,621
Commercial - other		15,000	1,038	2,102	18,140
SBA loans		442	450	–	892
Consumer		–	–	–	–
		$53,690	$30,645	$607,917	$692,252

Total		$173,933	$107,609	$613,023	$894,565

Certain multi-family loans have adjustable-rate features based on the Secured Overnight Financing Rate but are fixed for the first five years. Our experience has shown that these loans typically payoff during the first five years and do not reach the adjustable-rate phase. However, in the current high interest rate environment, we have seen more borrowers maintain their loans instead of paying them off due to interest rate caps which make the adjusted interest rate on their existing loan more desirable than getting a new loan at current interest rates. Multi-family loans in their initial fixed period totaled $592.4 million or 60.8% of our loan portfolio as of September 30, 2024.

Allowance for Credit Losses

The Company accounts for credit losses on loans in accordance with ASC 326 – Financial Instruments-Credit Losses. ASC 326 requires the Company to recognize estimates for lifetime losses on loans and off-balance sheet loan commitments at the time of origination or acquisition. The recognition of losses at origination or acquisition represents the Company’s best estimate of the lifetime expected credit loss associated with a loan given the facts and circumstances associated with the particular loan and involves the use of significant management judgment and estimates, which are subject to change based on management’s on-going assessment of the credit quality of the loan portfolio and changes in economic forecasts used in the model. The Company uses the WARM method when determining estimates for the ACL for each of its portfolio segments. The weighted average remaining life, including the effect of estimated prepayments, is calculated for each loan pool on a quarterly basis. The Company then estimates a loss rate for each pool using both its own historical loss experience and the historical losses of a group of peer institutions during the period from 2004 through the most recent quarter.

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

The ACL was $8.5 million, or 0.87% of gross loans held for investment at September 30, 2024, compared to an ACL of $7.3 million, or 0.83% of gross loans held for investment, at December 31, 2023.

There were no recoveries or charge-offs recorded during the three or nine month periods ending September 30, 2024 or 2023.

Collateral dependent loans at September 30, 2024 and December 31, 2023 totaled $36 thousand and $6.4 million, respectively.  These loans had an ACL of $0 and $112 thousand as of September 30, 2024 and December 31, 2023, respectively.

The Bank had non-accrual loans of $291 thousand at September 30, 2024.  Loan delinquencies for 30 days or more, but less than 90 days, increased to $1.7 million at September 30, 2024, compared to $780 thousand at December 31, 2023.  There were no loans past due by greater than 90 days at September 30, 2024 or December 31, 2023.

We believe that the ACL is adequate to cover currently expected losses in the loan portfolio as of September 30, 2024, but there can be no assurance that actual losses will not exceed the estimated amounts. The OCC and the Federal Deposit Insurance Corporation (“FDIC”) periodically review the ACL as an integral part of their examination process. These agencies may require an increase in the ACL based on their judgments of the information available to them at the time of their examinations.

The following table details our allocation of the ACL to the various categories of loans held for investment and the percentage of loans in each category to total loans at the dates indicated:

	September 30, 2024		December 31, 2023		September 30, 2023
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Single-family	$214	2.45%	$260	2.79%	$241	3.03%
Multi‑family	4,736	64.25%	4,413	63.33%	4,247	63.29%
Commercial real estate	1,293	16.54%	1,094	13.47%	1,021	13.79%
Church	60	1.20%	72	1.43%	79	1.53%
Construction	1,381	8.15%	932	10.14%	847	9.72%
Commercial and SBA	843	7.41%	577	8.84%	464	8.64%
Consumer	–	–	–	–	–	–
Total allowance for loan losses	$8,527	100.00%	$7,348	100.00%	$6,899	100.00%

Total Liabilities

Total liabilities decreased by $6.8 million to $1.1 billion at September 30, 2024 from December 31, 2023, largely due to decreases of $14.0 million in notes payable and $10.4 million in deposits, partially offset by an increase of $16.3 million in securities sold under agreements to repurchase.

Deposits

Deposits decreased by $10.4 million to $672.2 million at September 30, 2024, from $682.6 million at December 31, 2023. The decrease in deposits was attributable to a decrease of $33.1 million in liquid deposits (demand, interest checking, and money market accounts), a decrease of $7.4 million in savings deposits, and a decrease of $2.2 million in Certificate of Deposit Registry Service (“CDARS”) deposits, partially offset by an increase of $32.2 million in Insured Cash Sweep (“ICS”) deposits and $148 thousand in other certificates of deposit accounts.  As of September 30, 2024, our uninsured deposits, including deposits from Broadway and other affiliates, represented 34% of our total deposits, as compared to 37% as of December 31, 2023.

The following table presents the maturity of time deposits as of the dates indicated:

	Three Months or Less	Three to Six Months	Six Months to One Year	Over One Year	Total
	(In thousands)
September 30, 2024
Time deposits of $250,000 or less	$46,630	$33,994	$52,295	$7,285	$140,204
Time deposits of more than $250,000	6,166	2,626	10,395	6,597	25,784
Total	$52,796	$36,620	$62,690	$13,882	$165,988
Not covered by deposit insurance	$4,166	$1,376	$6,395	$5,847	$17,784
December 31, 2023
Time deposits of $250,000 or less	$36,931	$26,248	$63,118	$18,202	$144,499
Time deposits of more than $250,000	4,609	3,904	6,895	8,128	23,536
Total	$41,540	$30,152	$70,013	$26,330	$168,035
Not covered by deposit insurance	$3,109	$2,154	$4,395	$6,628	$16,286

Borrowings

At September 30, 2024 and December 31, 2023, the Company had outstanding advances from the FHLB totaling $208.6 million and $209.3 million, respectively. The weighted interest rate was 4.35% and 4.91% as of September 30, 2024 and December 31, 2023, respectively. The weighted average contractual maturity was two months as of both September 30, 2024 and December 31, 2023.  The advances were collateralized by loans with an unpaid balance of $484.4 million at September 30, 2024 and $435.4 million at December 31, 2023. The Company is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets to the extent the Company provides qualifying collateral and holds sufficient FHLB stock. Based on collateral pledged and FHLB stock as of September 30, 2024, the Company was eligible to borrow an additional $133.9 million as of September 30, 2024.

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obliges the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated statements of financial condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. These agreements mature on a daily basis. As of September 30, 2024 securities sold under agreements to repurchase totaled $89.8 million at an average rate of 3.68%.  The fair value of securities pledged totaled $97.6 million as of September 30, 2024. As of December 31, 2023, securities sold under agreements to repurchase totaled  $73.5 million at an average rate of 2.60%.  The fair value of securities pledged totaled $89.0 million as of December 31, 2023.

One relationship accounted for 92% of our balance of securities sold under agreements to repurchase as of September 30, 2024. We expect to maintain this relationship for the foreseeable future.

On December 27, 2023, the Company borrowed $100.0 million from the Federal Reserve under the BTFP.  As of both September 30, 2024 and December 31, 2023, $100.0 million was outstanding.  The interest rate on this borrowing is fixed at 4.84% and the borrowing matures on December 29, 2024. Investment securities with a fair value of $94.3 million and $98.3 million were pledged as collateral for this borrowing as of September 30, 2024 and December 31, 2023, respectively. There are no prepayment penalties for early payoff.  As the BTFP ended on March 11, 2024, no additional borrowings can be made under the program.

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

Stockholders’ Equity

Stockholders’ equity was $286.4 million, or 20.9%, of the Company’s total assets, at September 30, 2024, compared to $281.9 million, or 20.5% of the Company’s total assets at December 31, 2023.  Book value per share was $14.97 at September 30, 2024 and $14.65 at December 31, 2023.

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

	Common Equity Capital	Shares Outstanding	Per Share Amount
	(Dollars in thousands)
September 30, 2024:
Common book value	$136,392	9,112,777	$14.97
Less:
Goodwill	25,858
Net unamortized core deposit intangible	1,859
Tangible book value	$108,675	9,112,777	$11.93

December 31, 2023:
Common book value	$131,903	9,001,613	$14.65
Less:
Goodwill	25,858
Net unamortized core deposit intangible	2,111
Tangible book value	$103,934	9,001,613	$11.55

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet our obligations on a timely and cost-effective basis. The Bank’s sources of funds include deposits, advances from the FHLB and other borrowings, proceeds from the sale of loans and investment securities, and payments of principal and interest on loans and investment securities. The Bank is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. Based on FHLB stock held and collateral pledged as of September 30, 2024, the Bank had the ability to borrow an additional $133.9 million from the FHLB of Atlanta. In addition, the Bank had additional lines of credit of $10.0 million with other financial institutions as of September 30, 2024.

The Bank’s primary uses of funds include originations of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and the payment of operating expenses. Also, when the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank invests in federal funds with the Federal Reserve Bank or in money market accounts with other financial institutions. The Bank’s liquid assets at September 30, 2024 consisted of $97.1 million in cash and cash equivalents and $35.0 million in securities available-for-sale that were not pledged, compared to $105.2 million in cash and cash equivalents and $186.0 million in securities available-for-sale that were not pledged at December 31, 2023. Currently, we believe the Bank has sufficient liquidity to support growth over the next twelve months and in the longer term.

The Bank had commitments to fund $923 thousand in loans that were approved but unfunded as of September 30, 2024.  In addition, the bank had $3.7 million in unfunded line of credit loans and $47.5 million in unfunded construction loans as of September 30, 2024.

The Bank has a significant concentration of deposits with two customers that accounted for approximately 12% of its deposits as of September 30, 2024. The Bank also has a significant concentration of short-term borrowings with one customer that accounted for 92% of the outstanding balance of securities sold under agreements to repurchase as of September 30, 2024. The Bank has long-term relationships with these customers and expects to maintain its relationships with them for the foreseeable future.

The Company’s liquidity, separate from the Bank, is based primarily on the proceeds from financing transactions, such as the private placement completed in June of 2022 and previous private placements. The Bank is currently under no prohibition from paying dividends to the Company but is subject to restrictions as to the amount of the dividends based on normal regulatory guidelines.

The Company recorded consolidated net cash outflows from investing activities of $2.7 million during the nine months ended September 30, 2024, compared to $61.5 million during the nine months ended September 30, 2023. Net cash outflows from investing activities for the nine months ended September 30, 2024 were primarily due to the funding of new loans, net of repayments, of $87.6 million, partially offset by proceeds from principal paydowns on available-for-sale securities of $85.1 million. Net cash outflows from investing activities during the nine months ended September 30, 2023 were primarily due to funding of new loans, net of repayments, of $70.0 million, partially offset by $10.5 million in proceeds from principal paydowns on available-for-sale securities.

The Company recorded consolidated net cash outflows from financing activities of $9.6 million during the nine months ended September 30, 2024, compared to consolidated net cash inflows of $52.9 million during the nine months ended September 30, 2023. Net cash outflows from financing activities during the nine months ended September 30, 2024 were primarily due to repayments of FHLB advances of $176.7 million and the $14.0 million repayment of notes payable, partially offset by proceeds from FHLB advances of $176.0 million. Net cash inflows from financing activities during the nine months ended September 30, 2023 were primarily attributable to proceeds from FHLB advances of $329.0 million, partially offset by repayments of FHLB advances of $269.6 million.

Capital Resources and Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of September 30, 2024 and December 31, 2023, the Bank exceeded all capital adequacy requirements to which it is subject and meets the qualifications to be considered “well capitalized.” (See Note 10 – Regulatory Matters.)

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

Under the supervision and with the participation of our PEO and PFO, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2024. Based on their evaluation as of September 30, 2024, the PEO and PFO have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in our internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

Except for the remediation activities discussed above, there were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 13, 2024	By:	/s/ Brian Argrett
Brian Argrett
Chief Executive Officer

Date: November 13, 2024	By:	/s/ Zack Ibrahim
Zack Ibrahim
Chief Financial Officer