Form 10-K
period 2024-12-31
BROADWAY FINANCIAL CORP \DE\
filed 2025-03-31
CIK 1001171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Aggregate market value of the voting and non‑voting common stock held by non‑affiliates as of June 30, 2024: $38.1 million.

As of March 21, 2025, 6,022,227 shares of the registrant’s Class A voting common stock, 1,425,574 shares of the registrant’s Class B non-voting common stock and 1,672,562 shares of the registrant’s Class C non‑voting common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders, which will be filed no later than April 30, 2025, are incorporated by reference in Part III, Items 10 through 14 of this report.

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

The following factors, among others, could cause future results to differ materially from historical results or from those indicated by forward‑looking statements included in this Form 10‑K: (1) the level of demand for mortgage and commercial loans, which is affected by such external factors as general economic conditions, market interest rate levels, tax laws and the demographics of our lending markets; (2) the direction and magnitude of changes in interest rates and the relationship between market interest rates and the yield on our interest‑earning assets and the cost of our interest‑bearing liabilities; (3) the rate and amount of credit losses incurred and projected to be incurred by us, increases in the amounts of our nonperforming assets, the level of our loss reserves and management’s judgments regarding the collectability of loans; (4) changes in the regulation of lending and deposit operations or other regulatory actions, whether industry-wide or focused on our operations, including increases in capital requirements or directives to increase allowances for credit losses or make other changes in our business operations; (5) legislative or regulatory changes, including those that may be implemented by the current administration in Washington, D.C. and the Federal Reserve Board; (6) possible adverse rulings, judgments, settlements and other outcomes of litigation; (7) actions undertaken by both current and potential new competitors; (8) the possibility of adverse trends in property values or economic trends in the residential and commercial real estate markets in which we compete; (9) the effect of changes in general economic conditions; (10) the effect of geopolitical uncertainties; (11) the impact of health crises on our future financial condition and operations; (12) the impact of any volatility in the banking sector due to the failure of certain banks due to high levels of exposure to liquidity risk, interest rate risk, uninsured deposits and cryptocurrency risk; (13) other risks and uncertainties detailed in this Form 10‑K, including those described in Part I. Item 1A. “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Share Repurchase

On October 31, 2023 the Company purchased 244,771 shares of its Class A (voting) Common Stock (adjusted for the 1-for-8 reverse stock split effective November 1, 2023 - for more information about the reverse stock split, see Note 2) from the Federal Deposit Insurance Corporation (“FDIC”), which obtained the shares when it was appointed receiver for First Republic Bank upon its closure earlier in 2023. The purchased shares represented just under 4.0% of the Company’s total voting shares prior to the purchase, and over 2.6% of the Company’s total common equity. The Company purchased the shares at a price of $7.2760 per share (adjusted for the 1-for-8 reverse stock split effective November 1, 2023), which represented the 20-day volume weighted average price for the Class A shares over the period ended October 24, 2023. The purchase was financed from cash on hand and the shares were retired.

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

Lending Activities

General

Our loan portfolio is comprised primarily of commercial mortgage loans which are secured by multi‑family residential properties, single-family residential properties and commercial real estate, including charter schools, community facilities, and churches. The remainder of the loan portfolio consists of commercial business loans, loans guaranteed by the Small Business Administration (the “SBA”) and construction-to-permanent loans. At December 31, 2024, our net loan portfolio totaled $968.9 million, or 74.3% of total assets.

We emphasize the origination of adjustable‑rate loans, most of which are hybrid loans (loans having an initial fixed rate period which are initially five years, followed by an adjustable-rate period), for our portfolio of loans held for investment. We originate these loans in order to maintain a high percentage of loans that have provisions for periodic repricing, thereby reducing our exposure to interest rate risk. At December 31, 2024, more than 84% of our loans had adjustable-rate features. However, most of our adjustable-rate loans behave like fixed rate loans for periods of time because the loans may still be in their initial fixed‑rate period or may be subject to interest rate floors.

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

The following table details the composition of our portfolio of loans held for investment by type, dollar amount and percentage of loan portfolio at the dates indicated:

	December 31,
	2024		2023		2022		2021		2020
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Single-family	$23,566	2.42%	$24,702	2.79%	$30,038	3.89%	$45,372	6.96%	$48,217	13.32%
Multi‑family	633,306	64.94%	561,447	63.33%	502,141	65.08%	393,704	60.36%	272,387	75.24%
Commercial real estate	156,155	16.01%	119,436	13.47%	114,574	14.85%	93,193	14.29%	24,289	6.71%
Church	9,470	0.97%	12,717	1.43%	15,780	2.04%	22,503	3.45%	16,658	4.60%
Construction	80,948	8.30%	89,887	10.14%	40,703	5.27%	32,072	4.92%	429	0.11%
Commercial - other	70,596	7.24%	63,450	7.16%	64,841	8.40%	46,539	7.13%	57	0.02%
SBA Loans	1,142	0.12%	14,954	1.68%	0.47	0.47%	18,837	2.89%	–	–%
Consumer	13	–%	13	–%	11	–%	-	-%	7	–%
Gross loans	975,196	100.00%	886,606	100.00%	771,689	100.00%	652,220	100.00%	362,044	100.00%
Plus:
Premiums on loans purchased	-		32		35		58		88
Deferred loan costs, net	2,116		1,940		1,723		1,471		1,218
Less:
Credit and interest marks on purchased loans, net	348		772		1,010		1,842		–
Unamortized discounts	-		1		3		3		6
Allowance for credit/loan losses	8,103		7,348		4,388		3,391		3,215
Total loans held for investment	$968,861		$880,457		$768,046		$648,513		$360,129

The following table presents loan categories by maturity for the period indicated. Actual repayments historically have, and will likely in the future, differ significantly from contractual maturities because individual borrowers generally have the right to prepay loans, with or without prepayment penalties.

	December 31, 2024
	One Year or Less	More Than One Year to Five Years	More Than Five Years to 15 Years	More Than 15 Years	Total

	(Dollars in thousands)
Loans receivable held for investment:
Single-family	$2,333	$8,433	$5,005	$7,795	$23,566
Multi-family	12,504	17,324	11,910	591,568	633,306
Commercial real estate	17,779	75,841	40,110	22,425	156,155
Church	1,343	2,930	5,197	–	9,470
Construction	39,982	39,410	1,556	–	80,948
Commercial - other	7,539	23,812	37,181	2,064	70,596
SBA loans	–	402	740	–	1,142
Consumer	13	–	–	–	13
	$81,493	$168,152	$101,699	$623,852	$975,196

Loans maturities after one year with:
Fixed rates
Single-family		$8,105	$2,319	$5,057	$15,481
Multi-family		13,309	7,812	–	21,121
Commercial real estate		71,434	28,680	–	100,114
Church		2,369	–	–	2,369
Construction		7,753	1,556	–	9,309
Commercial - other		8,812	36,170	–	44,982
SBA loans		–	–	–	–
Consumer		–	–	–	–
		$111,782	$76,537	$5,057	$193,376

Variable rates
Single-family		$328	$2,686	$2,738	$5,752
Multi-family		4,015	4,098	591,568	599,681
Commercial real estate		4,407	11,430	22,425	38,262
Church		561	5,197	–	5,758
Construction		31,657	–	–	31,657
Commercial - other		15,000	1,011	2,064	18,075
SBA loans		402	740	–	1,142
Consumer		–	–	–	–
		$56,370	$25,162	$618,795	$700,327

Total		$168,152	$101,699	$623,852	$893,703

Multi‑Family and Commercial Real Estate Lending

Our primary lending emphasis has been on the origination of loans for multi-family with five or more units. These multi‑family loans amounted to $633.3 million and $561.4 million at December 31, 2024 and 2023, respectively. Multi‑family loans represented 64.94% of our gross loan portfolio at December 31, 2024 compared to 63.33% of our gross loan portfolio at December 31, 2023. Most of our multi‑family loans amortize over 30 years. As of December 31, 2024, our single largest multi‑family credit had an outstanding balance of $11.4 million, was current, and was collateralized by a 53-unit apartment complex in Downey, California. At December 31, 2024, the average balance of a loan in our multi‑family portfolio was $1.3 million.

Our commercial real estate loans amounted to $156.2 million and $119.4 million at December 31, 2024 and 2023, respectively. Commercial real estate loans represented 16.01% and 13.47% of our gross loan portfolios at December 31, 2024 and 2023, respectively. Most commercial real estate loans are originated with principal repayments on a 25- to 30-year amortization schedule but are due in 5 years or 10 years. As of December 31, 2024, our single largest commercial real estate credit had an outstanding principal balance of $15.0 million, was current, and was collateralized by a charter school located in Washington, D.C. At December 31, 2024, the average balance of a loan in our commercial real estate portfolio was $2.9 million.

The interest rates on multi‑family and commercial adjustable-rate mortgage loans (“ARM Loans”) are based on the Secured Overnight Financing Rate (“SOFR”). The interest rates on commercial real estate loans are based on a variety of indices, including two-year Treasury, five-year Treasury, seven-year Treasury and ten-year Treasury and the five-year FHLB.

All loans previously indexed to LIBOR were converted to SOFR as of December 31, 2022. We currently offer adjustable-rate loans with interest rates that adjust either semi‑annually or semi‑annually upon expiration of an initial three‑ or five‑year fixed rate period. Borrowers are required to make monthly payments under the terms of such loans.

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

Certain multi-family loans have adjustable-rate features based on SOFR but are fixed for the first five years. Depending on interest rate trends, some multi-family loans may pay-off during the first five years, while others continue into the adjustable-rate phase. The interest rates on loans that continue into the adjustable-rate phase are adjusted semi-annually subject to interest rate caps.

Our church loans totaled $9.5 million and $12.7 million at December 31, 2024 and 2023, respectively, which represented 0.97% and 1.43% of our gross loan portfolio at December 31, 2024 and 2023, respectively. Broadway Federal ceased originating church loans in 2010 in Southern California; however, City First originates loans to churches in the Washington, D.C. area as part of its community development mission. As of December 31, 2024, our single largest church loan had an outstanding balance of $2.2 million, was current, and was collateralized by a church building and parcel of land in Baltimore, Maryland. At December 31, 2024, the average balance of a loan in our church loan portfolio was $631 thousand.

Single-Family Mortgage Lending

While we have historically been primarily a multi‑family and commercial real estate lender, we also have purchased or originated loans secured by single-family residential properties, including investor‑owned properties, with maturities of up to 30 years. Single-family loans totaled $23.6 million and $24.7 million at December 31, 2024 and 2023, respectively. Of the single-family residential mortgage loans outstanding at December 31, 2024, more than 26% had adjustable-rate features. We did not purchase any single-family loans during 2024 or 2023. Of the $23.6 million of single-family loans at December 31, 2024, $17.6 million are secured by investor‑owned properties.

The interest rates for our single-family ARM Loans are indexed to COFI, SOFR, 12‑MTA and 1‑Yr. CMT. All loans previously indexed to LIBOR were converted to SOFR as of December 31, 2022. We currently offer loans with interest rates that adjust either semi‑annually or semi‑annually upon expiration of an initial three or five‑year fixed rate period. Borrowers are required to make monthly payments under the terms of such loans. Most of our single-family adjustable-rate loans behave like fixed rate loans because the loans are still in their initial fixed rate period or are subject to interest rate floors.

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

Construction Lending

Construction loans totaled $80.9 million and $89.9 million at December 31, 2024 and 2023, respectively, and represented 8.30% and 10.14% of our gross loan portfolio at December 31, 2024 and 2023, respectively.  We provide loans for the construction of quality, affordable single-family, multi‑family and commercial real estate projects and for land development. We generally make construction and land loans at variable interest rates based upon the applicable Treasury Index plus a margin. Generally, we require a loan‑to‑value ratio not exceeding 75% and a loan‑to‑cost ratio not exceeding 85% on construction loans.

Construction loans involve risks that are different from those for completed project lending because we advance loan funds based upon the security and estimated value at completion of the project under construction. If the borrower defaults on the loan, we may have to advance additional funds to finance the project’s completion before the project can be sold. Moreover, construction projects are affected by uncertainties inherent in estimating construction costs, potential delays in construction schedules due to supply chain or other issues, market demand and the accuracy of estimates of the value of the completed project considered in the loan approval process. In addition, construction projects can be risky as they transition to completion and lease‑up. Tenants who may have been interested in leasing a unit or apartment may not be able to afford the space when the building is completed or may fail to lease the space for other reasons such as more attractive terms offered by competing lessors, making it difficult for the building to generate enough cash flow for the owner to obtain permanent financing. We specialize in the origination of construction loans for affordable housing developments where rents are subsidized by housing authority agencies. During 2024, we originated $7.6 million of construction loans, compared to $40.0 million of construction loan originations during 2023.

Commercial Lending

Our commercial lending portfolio consists of loans and lending activities to businesses in our market area that are secured by business assets including inventory, receivables, machinery, and equipment. As of December 31, 2024 and 2023, non-real estate commercial loans totaled $70.6 million and $63.5 million, respectively. Commercial loans represented 7.24% and 7.16% of our loan portfolio as of December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, we originated $17.6 million of commercial loans. As of December 31, 2024, our single largest commercial loan had an outstanding balance of $15.0 million. At December 31, 2024, the average balance of a loan in our non-real estate commercial loan portfolio was $3.4 million.

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

SBA Guaranteed Loans

City First is an approved SBA lender. We originate loans in Washington, D.C, Maryland, Virginia and California under the SBA’s 7(a), SBA Express, International Trade and 504(a) loan programs, in conformity with SBA underwriting and documentation standards. SBA loans are similar to commercial business loans but have additional credit enhancement provided by the U.S. Federal Government with guarantees between 50-85%. Certain loans classified as SBA are secured by commercial real estate property. All other SBA loans are secured by business assets. As of December 31, 2024 and 2023, SBA loans totaled $1.1 million and $15.0 million, respectively.

Loan Originations, Purchases and Sales

The following table summarizes loan originations, purchases, sales, and principal repayments for the periods indicated:

	2024	2023	2022
	(In thousands)
Gross loans: (1)
Beginning balance	$886,606	$771,689	$652,220
Loans originated:
Multi‑family	80,923	78,873	141,625
Commercial real estate	50,847	28,282	75,302
SBA Loans	800	–	–
Construction	7,554	39,950	29,628
Commercial	17,594	15,000	26,877
Total loans originated	157,718	162,105	273,432
Less:
Principal repayments	69,128	47,188	153,963
Ending balance	$975,196	$886,606	$771,689

(1)	Amount is before deferred origination costs, purchase premiums and discounts, and the allowance for credit losses.

Loan originations are derived from various sources including our loan personnel, local mortgage brokers, and referrals from customers. More than 85% of multi-family loan originations during 2024, 2023 and 2022 were sourced from wholesale loan brokers. All commercial real estate loans, construction loans, commercial loans and SBA loans were derived from our loan personnel, except that we partner with a third-party certified development company to originate and underwrite certain SBA 504 loans. No single-family or consumer loans were originated during the last three years.

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

It is our policy to obtain title insurance on real estate secured loans. Borrowers must also obtain hazard insurance naming the Bank as a loss payee prior to loan closing and they have the option to escrow for taxes and insurance. If the property is located in a flood zone, the borrower must obtain flood insurance and provide proof of coverage prior to closing.

Each loan requires at least two signatures for approval. The Board has authorized loan approval limits for various management team members up to $7 million per individual, and up to $12 million for the Chief Executive. Loans in excess of $7 million require review and approval by members of the Director’s Loan Committee.

From time to time, we purchase loans originated by other institutions based upon our investment needs and market opportunities. The determination to purchase specific loans or pools of loans is subject to our underwriting policies, which consider, among other factors, the financial condition of the borrowers, the location of the underlying collateral properties and the appraised value of the collateral properties. We did not purchase any loans during the years ended December 31, 2024, 2023 or 2022.

During 2024 and 2023, we did not originate or sell any loans that were classified as held for sale.

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

Delinquencies

We perform a weekly review of all delinquent loans and a monthly loan delinquency report is made to the Internal Asset Review Committee of the Board. When a borrower fails to make a required payment on a loan, we take several steps to induce the borrower to cure the delinquency and restore the loan to current status. The procedures we follow with respect to delinquencies vary depending on the type of loan, the type of property securing the loan, and the period of delinquency. In the case of residential mortgage loans, we generally send the borrower a written notice of non‑payment promptly after the loan becomes past due. In the event payment is not received promptly thereafter, additional letters are sent, and telephone calls are made. If the loan is still not brought current and it becomes necessary for us to take legal action, we generally commence foreclosure proceedings on all real property securing the loan. In the case of commercial real estate loans, we generally contact the borrower by telephone and send a written notice of intent to foreclose upon expiration of the applicable grace period. Decisions not to commence foreclosure upon expiration of the notice of intent to foreclose for commercial real estate loans are made on a case‑by‑case basis. We may consider loan workout arrangements with commercial real estate borrowers in certain circumstances.

The following table shows our loan delinquencies by type and amount at the dates indicated:

	December 31, 2024				December 31, 2023				December 31, 2022
	Loans delinquent				Loans delinquent				Loans delinquent
	60-89 Days		90 days or more		60-89 Days		90 days or more		60-89 Days		90 days or more
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Single-family	1	$6	–	$–	–	$–	–	$–	–	$–	–	$–
Multi- family	–	–	–	–	1	401	–	–	–	–	–	–
SBA loans	1	264	–	–	–	–	–	–	–	–	–	–
Total	2	$270	–	$–	1	$401	–	$–	–	$–	–	$–
% of Gross Loans		0.03%		–%		0.05%		–%		–%		–%

Non‑Performing Assets

Non‑performing assets (“NPAs”) include non‑accrual loans and real estate owned through foreclosure or deed in lieu of foreclosure (“REO”).  We had one NPA at December 31, 2024 and no NPAs at December 31, 2023.  Non-accrual loans consist of delinquent loans that are 90 days or more past due and other loans, including loans modified in response to a borrower’s financial difficulty, that do not qualify for accrual status.

The following table provides information regarding our non‑performing assets at the dates indicated:

	December 31,
	2024	2023	2022	2021	2020
	(Dollars in thousands)
Non‑accrual loans:
Single-family	$–	$–	$–	$–	$1
Church	–	–	144	684	786
SBA loans	264	–	–	–	–
Total non‑accrual loans	264	–	144	684	787
Loans delinquent 90 days or more and still accruing	–	–	–	–	–
Real estate owned acquired through foreclosure	–	–	–	–	–
Total non‑performing assets	$264	$–	$144	$684	$787
Non‑accrual loans as a percentage of gross loans, including loans receivable held for sale	0.03%	–%	0.02%	0.10%	0.22%
Non‑performing assets as a percentage of total assets	0.02%	–%	0.01%	0.06%	0.16%

There were no accrual loans that were contractually past due by 90 days or more at December 31, 2024 or 2023. We had no commitments to lend additional funds to borrowers whose loans were on non‑accrual status at December 31, 2024.

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

Classification of Assets

Federal regulations and our internal policies require that we utilize an asset classification system as a means of monitoring and reporting problem and potential problem assets. We have incorporated asset classifications as a part of our credit monitoring system and thus classify potential problem assets as “Watch” and “Special Mention,” and problem assets as “Substandard,” “Doubtful” or “Loss.” An asset is considered “Watch” if the loan is current but temporarily presents higher than average risk and warrants greater than routine attention and monitoring. An asset is considered “Special Mention” if the loan is current but there are some potential weaknesses that deserve management’s close attention. An asset is considered “Substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “Doubtful” have all the weaknesses inherent in those classified “Substandard” with the added characteristic that the weaknesses make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “Loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose us to sufficient risk to warrant classification in one of the aforementioned categories, but that are considered to possess some weaknesses, are designated “Special Mention.” Our Internal Asset Review Department reviews and classifies our assets and independently reports the results of its reviews to the Internal Asset Review Committee of our Board monthly.

The following table provides information regarding our criticized loans (Watch and Special Mention) and classified assets (Substandard) at the dates indicated:

	December 31, 2024	December 31, 2023
	(Dollars in thousands)
Watch loans	$141,350	$124,208
Special mention loans	8,978	5,841
Total criticized loans	150,328	130,049
Substandard loans	59,638	21,684
Total classified assets	59,638	21,684
Total	$209,966	$151,733

Criticized assets increased to $150.3 million at December 31, 2024, from $130.0 million at December 31, 2023. City First has historically classified all newly originated construction loans as Watch loans until a history of loan performance can be established or until the construction project is complete, which is the main driver for the increase in total criticized loans of $20.3 million during 2024.  In addition, certain loans were downgraded as part of the internal review process, which also caused the increase in substandard loans of $38.0 million.

Allowance for Credit Losses

In originating loans, we recognize that losses may be experienced on loans and that the risk of loss may vary as a result of many factors, including the type of loan being made, the creditworthiness of the borrower, general economic conditions and, in the case of a secured loan, the quality of the collateral for the loan. Effective January 1, 2023, the Company accounts for the ACL on loans in accordance with Accounting Standards Codification Topic 326 (“ASC 326”), which requires the Company to recognize estimates for lifetime losses on loans and off-balance sheet loan commitments at the time of origination or acquisition. The recognition of losses at origination or acquisition represents the Company’s best estimate of the lifetime expected credit loss associated with a loan, given the facts and circumstances associated with the particular loan, and involves the use of significant management judgment and estimates, which are subject to change based on management’s on-going assessment of the credit quality of the loan portfolio and changes in economic forecasts used in the model. The Company uses the weighted-average remaining maturity (“WARM”) method when determining estimates for the ACL for each of its portfolio segments. The weighted average remaining life, including the effect of estimated prepayments, is calculated for each loan pool on a quarterly basis. The Company then estimates a loss rate for each pool using both its own historical loss experience and the historical losses of a group of peer institutions during the period from 2004 through the most recent quarter.

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

The Company has a credit portfolio review process designed to detect problem loans. Problem loans are typically those of a substandard or worse internal risk grade, and may consist of loans on nonaccrual status, loans that have recently been modified in response to a borrower’s deteriorating financial condition, loans where the likelihood of foreclosure on underlying collateral has increased, collateral dependent loans, and other loans where concern or doubt over the ultimate collectability of all contractual amounts due has become elevated. Such loans may, in the opinion of management, be deemed to no longer possess risk characteristics similar to other loans in the loan portfolio, because the specific attributes and risks associated with the loan have likely become unique as the credit quality of the loan deteriorates. As such, these loans may require individual evaluation to determine an appropriate ACL for the loan. When a loan is individually evaluated, the Company typically measures the expected credit loss for the loan based on the remaining life approach, unless the loan has been deemed collateral dependent. Collateral dependent loans are loans where the repayment of the loan is expected to come from the operation of and/or eventual liquidation of the underlying collateral. The ACL for collateral dependent loans is determined using estimates of the fair value of the underlying collateral, less estimated selling costs.

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

We determined that an ACL of $8.1 million, or 0.83% of gross loans held for investment, was appropriate at December 31, 2024, compared to the allowance for loan and lease losses (“ALLL”) of $7.3 million, or 0.83% of gross loans held for investment at December 31, 2023.

Prior to the Company’s adoption of ASC 326 on January 1, 2023, the Company maintained an ALLL in accordance with ASC 310 and ASC 450 that covered estimated credit losses on individually evaluated loans that were determined to be impaired, as well as estimated probable incurred losses inherent in the remainder of the loan portfolio.

Beginning on January 1, 2023, the Company evaluates loans collectively for purposes of determining the ACL in accordance with ASC 326. Collective evaluation is based on aggregating loans deemed to possess similar risk characteristics. In certain instances, the Company may identify loans that it believes no longer possess risk characteristics similar to other loans in the loan portfolio. These loans are typically identified from those that have exhibited deterioration in credit quality, since the specific attributes and risks associated with such loans tend to become unique as the credit deteriorates. Such loans are typically nonperforming, downgraded to substandard or worse, and/or are deemed collateral dependent, where the ultimate repayment of the loan is expected to come from the operation of or eventual sale of the collateral. Loans that are deemed by management to no longer possess risk characteristics similar to other loans in the portfolio, or that have been identified as collateral dependent, are evaluated individually for purposes of determining an appropriate lifetime ACL. The Company uses the remaining life approach, using the loan’s effective interest rate, for determining the ACL on individually evaluated loans, unless the loan is deemed collateral dependent, which requires evaluation based on the estimated fair value of the underlying collateral, less estimated selling costs. The Company may increase or decrease the ACL for collateral dependent loans based on changes in the estimated fair value of the collateral.

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

A federally chartered bank’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OCC. The OCC, in conjunction with the other federal banking agencies, provides guidance for financial institutions on the responsibilities of management for the assessment and establishment of adequate valuation allowances, as well as guidance for banking agency examiners to use in determining the adequacy of valuation allowances. It is required that all institutions have effective systems and controls to identify, monitor and address asset quality problems, analyze all significant factors that affect the collectability of the portfolio in a reasonable manner and establish acceptable allowance evaluation processes that meet the objectives of the guidelines issued by federal regulatory agencies. While we believe that the ACL has been established and maintained at adequate levels, future adjustments may be necessary if economic or other conditions differ materially from the conditions on which we based our estimates at December 31, 2024. In addition, there can be no assurance that the OCC or other regulators, as a result of reviewing our loan portfolio and/or allowance, will not require us to materially increase our ACL, thereby affecting our financial condition and earnings.

The following table details our allocation of the ACL/ALLL to the various categories of loans held for investment and the percentage of loans in each category to total loans at the dates indicated:

	December 31,
	2024		2023		2022		2021		2020
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)
Single-family	$196	2.42%	$260	2.79%	$109	3.89%	$145	6.96%	$296	13.32%
Multi‑family	4,568	64.94%	4,413	63.33%	3,273	65.08%	2,657	60.36%	2,433	75.24%
Commercial real estate	1,129	16.01%	1,094	13.47%	449	14.85%	236	14.29%	222	6.71%
Church	54	0.97%	72	1.43%	65	2.04%	103	3.45%	237	4.60%
Construction	1,475	8.30%	932	10.14%	313	5.27%	212	4.92%	22	0.11%
Commercial	670	7.24%	529	7.16%	175	8.87%	23	10.02%	4	0.02%
SBA loans	11	0.12%	48	1.68%	–	–%	–	–%	–	–%
Consumer	–	–%	–	–%	4	–%	15	–%	1	–%
Total allowance for credit losses	$8,103	100.00%	$7,348	100.00%	$4,388	100.00%	$3,391	100.00%	$3,215	100.00%

The following table shows the activity in our ACL/ALLL related to our loans held for investment for the years indicated:

	2024	2023	2022	2021	2020
	(Dollars in thousands)
Allowance balance at beginning of year	$7,348	$4,388	$3,391	$3,215	$3,182
Charge‑offs:
Single-family	–	–	–	–	–
Multi-family	–	–	–	–	–
Commercial real estate	–	–	–	–	–
Church	–	–	–	–	–
Construction	–	–	–	–	–
Commercial	–	–	–	–	–
SBA Loans	–	–	–	–	–
Consumer	–	–	–	–	–
Total charge‑offs	–	–	–	–	–

Recoveries:
Single-family	–	–	–	–	4
Multi-family	-	109	–	–	–
Commercial real estate	–	107	–	–	–
Church	–	–	–	–	–
Construction	–	–	–	–	–
Commercial	–	–	–	–	–
SBA Loans	–	–	–	–	–
Consumer	–	–	–	–	–
Total recoveries	–	216	–	–	4
Impact of CECL adoption	–	1,809	–	–	–
Credit/loan loss provision (2)	755	935	997	176	29
Allowance balance at end of year	$8,103	$7,348	$4,388	$3,391	$3,215
Net charge‑offs (recoveries) to average loans, excluding loans receivable held for sale	–%	–%	–%	–%	(0.00%)
ACL/ALLL as a percentage of gross loans, excluding loans receivable held for sale (1)	0.83%	0.83%	0.57%	0.52%	0.88%
ACL/ALLL as a percentage of total non‑accrual loans	3,069.32%	-%	3,047.22%	495.76%	408.51%
ACL/ALLL as a percentage of total non‑performing assets	3,069.32%	-%	3,047.22%	495.76%	408.51%

(1)
The ACL/ALLL as of December 31, 2024 and 2023 does not include any ACL/ALLL for the remaining balance of loans acquired in the City First Merger, which totaled $5.3 million and $126.8 million, respectively.

(2)	The Company also recorded a recovery of provision for off-balance sheet loan commitments of $91 thousand and $2 thousand for the years ended December 31, 2024 and 2023, respectively.

Investment Activities

The main objectives of our investment strategy are to provide a source of liquidity for deposit outflows, repayment of our borrowings and funding loan commitments, and to generate a favorable return on investments without incurring undue interest rate or credit risk. Subject to various restrictions, our investment policy generally permits investments in money market instruments such as federal funds sold, certificates of deposit of insured banks and savings institutions, direct obligations of the U.S. Treasury, securities issued by federal and other government agencies and mortgage‑backed securities, mutual funds, municipal obligations, corporate bonds, and marketable equity securities. Mortgage‑backed securities consist principally of securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association which are backed by 30‑year amortizing hybrid ARM Loans, structured with fixed interest rates for periods of three to seven years, after which time the loans convert to one‑year or six‑month adjustable rate mortgage loans. At December 31, 2024, our securities portfolio, consisting primarily of federal agency debt, mortgage‑backed securities, bonds issued by the United States Treasury and the SBA, and municipal bonds, totaled $203.9 million, or 15.6% of total assets.

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

The Company’s assessment of available-for-sale investment securities as of December 31, 2024, indicated that an ACL was not required. The Company analyzed available-for-sale investment securities that were in an unrealized loss position and determined the decline in fair value for those securities was not related to credit, but rather related to changes in interest rates and general market conditions. As such, no ACL was recorded for available-for-sale securities as of December 31, 2024.

The following table sets forth the amortized cost and fair value of available-for-sale securities by type as of the dates indicated. At December 31, 2024, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	At December 31,
	2024		2023		2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Federal agency mortgage-backed securities	$62,853	$53,029	$76,091	$66,778	$84,955	$74,169
Federal agency collateralized mortgage obligations (“CMO”)	21,299	20,058	24,720	23,339	27,776	26,100
Federal agency debt	42,100	40,034	50,893	47,836	55,687	51,425
Municipal bonds	4,800	4,388	4,833	4,373	4,866	4,197
U.S. Treasuries	77,857	77,190	167,055	163,880	165,997	160,589
SBA pools	10,749	9,163	12,386	10,744	14,048	12,269
Total	$219,658	$203,862	$335,978	$316,950	$353,329	$328,749

The table below presents the carrying amount, weighted average yields and contractual maturities of our securities as of December 31, 2024. The table reflects stated final maturities and does not reflect scheduled principal payments or expected payoffs.

	At December 31, 2024
	One year or less		More than one year to five years		More than five years to ten years		More than ten years		Total
	Fair Value	Weighted average yield	Fair Value	Weighted average yield	Fair Value	Weighted average yield	Fair Value	Weighted average yield	Fair Value	Weighted average yield
	(Dollars in thousands)
Available‑for‑sale:
Federal agency mortgage‑backed securities	$–	–%	$1,355	1.35%	$7,683	1.66%	$43,991	2.63%	$53,029	2.46%
Federal agency CMO	–	–%	360	0.92%	10,004	4.24%	9,694	3.33%	20,058	3.74%
Federal agency debt	12,625	0.93%	24,392	2.18%	3,017	5.12%	–	–%	40,034	2.01%
Municipal bonds	–	–%	2,915	1.57%	–	–%	1,473	1.75%	4,388	1.63%
U.S. Treasuries	72,333	2.53%	4,857	2.76%	–	–%	–	–%	77,190	2.54%
SBA pools	–	–%	1,665	2.70%	–	–%	7,498	2.61%	9,163	2.62%
Total	$84,958	2.29%	$35,544	2.19%	$20,704	3.41%	$62,656	2.72%	$203,862	2.52%

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

We participate in a deposit program called the Certificate of Deposit Account Registry Service (“CDARS”). CDARS is a deposit placement service that allows us to place our customers’ funds in FDIC‑insured certificates of deposit at other banks and, at the same time, receive an equal sum of funds from the customers of other banks in the CDARS Network (“CDARS Reciprocal”). These deposits totaled $145.8 million and $114.8 million at December 31, 2024 and 2023, respectively and are not considered to be brokered deposits.

As of December 31, 2024 and 2023, approximately $268.8 million and $286.4 million, respectively, of our total deposits were not insured by FDIC insurance.

The following table presents the maturity of time deposits as of the dates indicated:

	Three Months or Less	Three to Six Months	Six Months to One Year	Over One Year	Total
	(In thousands)
December 31, 2024
Time deposits of $250,000 or less	$46,350	$37,239	$92,028	$4,060	$179,677
Time deposits of more than $250,000	3,149	5,712	16,864	7,437	33,162
Total	$49,499	$42,951	$108,892	$11,497	$212,839
Not covered by deposit insurance	$1,399	$3,212	$12,363	$6,437	$23,411
December 31, 2023
Time deposits of $250,000 or less	$36,931	$26,248	$63,118	$18,202	$144,499
Time deposits of more than $250,000	4,609	3,904	6,895	8,128	23,536
Total	$41,540	$30,152	$70,013	$26,330	$168,035
Not covered by deposit insurance	$3,109	$2,154	$4,395	$6,628	$16,286

The following table details the maturity periods of our certificates of deposit in amounts of $100 thousand or more at December 31, 2024.

	December 31, 2024
	Amount	Weighted Average Rate
	(Dollars in thousands)
Certificates maturing:
Less than three months	$44,010	3.34%
Three to six months	39,003	3.60%
Six to twelve months	99,471	3.85%
Over twelve months	9,301	1.26%
Total	$191,785	3.56%

The following table presents the distribution of our average deposits for the years indicated and the weighted average interest rates during the year for each category of deposits presented.

	For the Years Ended December 31,
	2024			2023			2022
	Average Balance	Percent of Total	Weighted Average Cost of Funds	Average Balance	Percent of Total	Weighted Average Cost of Funds	Average Balance	Percent of Total	Weighted Average Cost of Funds
	(Dollars in thousands)
Money market deposits	$284,263	48.22%	2.44%	$262,827	45.53%	1.62%	$192,835	28.30%	0.67%
Savings deposits	55,715	9.45%	0.67%	59,928	10.38%	0.25%	66,033	9.69%	0.09%
Interest checking and other demand deposits	74,302	12.60%	0.74%	100,248	17.37%	0.36%	240,380	35.28%	0.08%
Certificates of deposit	175,275	29.73%	3.04%	154,275	26.72%	1.77%	182,050	26.73%	0.30%
Total	$589,555	100.00%	2.24%	$577,278	100.00%	1.30%	$681,298	100.00%	0.31%

Borrowings

We utilize short‑term and long‑term advances from the FHLB as an alternative to retail deposits as a funding source for asset growth. FHLB advances are generally secured by mortgage loans and mortgage‑backed securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. At December 31, 2024, we had $195.5 million in outstanding FHLB advances and had the ability to borrow up to an additional $174.3 million based on available and pledged collateral.

The following table summarizes information concerning our FHLB advances at or for the periods indicated:

	At or For the Years Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
FHLB Advances:
Average balance outstanding during the year	$199,893	$177,261	$61,593
Maximum amount outstanding at any month‑end during the year	$209,298	$210,242	$128,823
Balance outstanding at end of year	$195,532	$209,319	$128,344
Weighted average interest rate at end of year	4.03%	4.91%	3.74%
Average cost of advances during the year	4.79%	4.70%	1.74%
Weighted average maturity (in months)	-	2	7

On December 27, 2023, the Bank borrowed $100.0 million from the Federal Reserve under the Bank Term Funding Program (“BTFP”),   which was paid off in December 2024. The interest rate on this borrowing was fixed at 4.84% and the borrowing matured on December 29, 2024.  Investment securities with a book value of $107.3 million and a fair value of $98.3 million were pledged as collateral for this borrowing as of December 31, 2023.

The Bank enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Bank may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Bank to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Bank’s consolidated statements of financial condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. As of December 31, 2024, securities sold under agreements to repurchase totaled $66.6 million at an average rate of 3.62%. These agreements mature on a daily basis. The fair value of securities pledged totaled $83.3 million as of December 31, 2024 and included $46.5 million of U.S. Treasuries, $27.1 million of federal agency debt, $5.5 million of federal agency mortgage-backed securities, and $4.2 million of SBA pools. As of December 31, 2023, securities sold under agreements to repurchase totaled $73.5 million at an average rate of 2.60%. The fair value of securities pledged totaled $89.0 million as of December 31, 2023 and included $47.8 million of U.S. Treasuries, $30.2 million of federal agency debt, and $11.0 million of federal agency mortgage-backed securities.

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

Market Area and Competition

The Bank is a Community Development Financial Institution (“CDFI”) and a certified B Corp, offering a variety of financial services to meet the needs of the communities it serves. Our retail banking network includes full-service banking offices, automated teller machines and internet banking capabilities that are available using our website at www.ciytfirstbank.com. We have three banking offices as of December 31, 2024: two in California (in Los Angeles and in the nearby City of Inglewood) and one in Washington, D.C.

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

Human Capital Management

Human Capital

At City First Bank, N.A., we are a unified, commercial Community Development Financial Institution (CDFI) with a mission-driven approach that advances economic, social, and environmental solutions.  Our work is deeply rooted in creating attractive opportunities for the clients and communities we serve, making them stronger, more resilient places to live and work.  We recognize that our employees are our greatest asset. To ensure long-term growth and sustainability, our human capital strategy is centered on attracting, selecting, retaining, and developing top-tier talent whose personal values align with our organization’s mission and principles.

Culture & Shared Values

Our Shared Values serve as the foundation of our corporate culture, guiding our actions, behaviors, and decision-making.  As such, these principles of “Clients and Communities First,” “We Think Big,” “We Model Excellence,” and “ONE City First” shape how we engage with one another, our customers, and the broader community.  Through a shared commitment to impact-driven financial services, our employees collaborate with mission-aligned partners to support affordable housing, charter schools, community health centers, nonprofits, and small to medium-sized businesses in under invested and low- and moderate-income communities.  We are intentional about fostering a purpose-driven workplace, where employees feel empowered, valued, and connected to the greater mission and purpose of the organization.

Our legacy and history matter at City First. We are proud of our expanded 75-year history with the merger with Broadway Federal. Our founders in Los Angeles and Washington, D.C. were local leaders who saw a need in the community for a bank that addressed the lack of access to capital for under invested communities.  Our ownership, responsibility, and commitment to these Shared Values and legacy is reflected in the composition of our workforce, executive leadership team, and Board.

Workforce Learning & Development

We are dedicated to cultivating a culture of continuous learning and professional growth where employees can learn, grow, and be fulfilled in the work that they do. Our learning & development strategy provides employees with the tools, training, and experiences they need to excel in their roles and advance within the organization.  Key initiatives include:
•	Structured Onboarding & Role-Specific Training to ensure new hires and internal transitions are set up for success.
•	Leadership Development Programs designed to identify and cultivate future leaders within the organization.
•	Skills-Based Learning through digital learning platforms, workshops, and external partnerships.
•	Mentorship & Career Pathing to support employees in navigating career progression within the company.

Our commitment to workforce development ensures that our employees not only contribute to the success of the organization but also grow personally and professionally.

Total Rewards & Employee Well-Being

We provide a comprehensive Total Rewards program designed to support the well-being and financial security of our employees. Our offerings include:
•	Competitive Compensation & Incentives aligned with market benchmarks and performance outcomes.
•	Comprehensive Health & Wellness Benefits, including medical, dental, and vision coverage, as well as mental health and wellness initiatives.
•	Retirement & Financial Security programs, including a 401(k) with employer matching contributions.
•	Paid Time Off & Work-Life Balance initiatives, including generous PTO, parental leave, and flexible work arrangements.
•	Employee Assistance Programs (EAPs) and wellness initiatives to support physical, mental, and financial well-being.

Our Total Rewards philosophy ensures that our employees feel valued, supported, and motivated to contribute to the organization’s success while maintaining a strong sense of personal and financial well-being.

Governance & Workforce Overview

Our Board provides strategic oversight of our human capital management, ensuring alignment with the organization’s long-term objectives. The Human Resources team leads the execution of our talent strategy, workforce planning, employee engagement, and organizational development initiatives.  As of December 31, 2024, we employed 106 full-time employees across our corporate offices, branch locations, and operational facilities. Our primary offices are located in Los Angeles, California, and Washington, D.C., with additional employees working remotely in various locations across the United States.

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

	Actual		Minimum Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2024:
Community Bank Leverage Ratio	$189,009	13.96%	$121,897	9.00%
December 31, 2023:
Community Bank Leverage Ratio	$185,773	14.97%	$111,696	9.00%

At December 31, 2024, the Company and the Bank met all the capital adequacy requirements to which they were subject. In addition, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred that would materially adversely change the Bank’s capital classifications. From time to time, we may need to raise additional capital to support the Bank’s further growth and to maintain the “well capitalized” status.

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

Consistent with the requirements of the Dodd‑Frank Act, the FDIC adopted its most recent DIF restoration plan in September 2020; that plan is designed to enable the FDIC to achieve the statutorily required reserve ratio of 1.35% by September 30, 2028. The FDIC Board has set the designated reserve ratio for each of the years 2024 and 2023 at 2%. The statute provides that in setting the amount of assessments necessary to meet the designated reserve ratio requirement, the FDIC is required to offset the effect of this provision on insured depository institutions with total consolidated assets of less than $10 billion, so that more of the cost of raising the reserve ratio will be borne by institutions with more than $10 billion in assets. Accordingly, the FDIC has provided assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contribute to growth in the reserve ratio between 1.15% and 1.35%. The FDIC has applied the credits each quarter that the reserve ratio was at least 1.38% to offset the regular deposit insurance assessments of institutions with credits. The Bank did not receive any assessment credits during 2024 or 2023.

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

Loans to One Borrower

The Bank is in compliance with the statutory and regulatory limits applicable to loans to any one borrower. As of December 31, 2024, the lending limit for City First is $30.9 million. At December 31, 2024, our largest loan to a single borrower was $15.7 million; that loan was performing in accordance with its terms and was otherwise in compliance with regulatory requirements.

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

We are exposed to a variety of risks, some of which are inherent to the financial services industry and others of which are more specific to our businesses. The discussion below addresses material factors, of which we are currently aware, that could have a material and adverse effect on our businesses, results of operations, and financial condition. Moreover, some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past, and instead reflect our beliefs and opinions as to the factors, events, or contingencies that could materially and adversely affect us in the future. These risk factors and other forward-looking statements that relate to future events, expectations, trends and operating periods involve certain factors that are subject to change, and important risks and uncertainties that could cause actual results to differ materially. These risks and uncertainties should not be considered a complete discussion of all the risks and uncertainties that we might face. Although the risks are organized by headings and each risk is discussed separately, many are interrelated.

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

For example, sustained inflationary pressure led the Federal Reserve to raise interest rates seven times in 2022, and four times in 2023, which increased our interest rate risk. Analysts have been monitoring the level of uninsured deposits in banks due to the liquidity risk associated with high levels of uninsured deposits. To the extent such conditions exist or worsen, we could experience adverse effects on our business, financial condition, and results of operations.

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
We are subject to substantial governmental supervision and regulation, which are intended primarily for the protection of depositors rather than our stockholders. Statutes and regulations affecting our business may be changed at any time, and the interpretation of existing statutes and regulations by examining authorities may also change. Within the last several years, Congress and the federal bank regulatory authorities have made significant changes to these statutes and regulations. There can be no assurance that such changes to the statutes and regulations or in their interpretation will not adversely affect our business. Moreover, as a community bank operating as a Community Development Financial Institution (CDFI), we face a complex and evolving regulatory and political landscape, and changes in laws, regulations, initiatives, or regulatory policies could adversely affect our business, financial condition, and results of operations. We are also subject to changes in other federal and state laws, including changes in tax laws, which could materially affect the banking industry. If we fail to comply with federal bank regulations, our regulators may limit our activities or growth, assess civil money penalties against us or place the Bank into conservatorship or receivership. Bank regulations can hinder our ability to compete with financial services companies that are not regulated or are less regulated.

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

General Risk Factors

Ineffective internal control over financial reporting  could affect our ability to record, process, and report financial information accurately, impair our ability to prepare financial statements, negatively affect investor confidence, and cause reputational harm.

Effective internal controls are necessary for the Company to provide reliable and accurate financial reporting and financial statements for external purposes in accordance with generally accepted accounting principles. A failure to maintain effective internal control over financial reporting could lead to violations, unintentional or otherwise, of laws and regulations. As disclosed in Part I, Item 4 “Controls and Procedures,” of our Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2023, we determined that there were material weaknesses in our internal control over financial reporting. We have determined that the material weaknesses were remediated and that our internal control over financial reporting was effective as of December 31, 2024. If the additional controls and procedures that we have implemented to remediate the material weaknesses prove to be insufficient or we identify other control deficiencies that individually or together constitute significant deficiencies or material weaknesses, the Company’s ability to record, process, and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected. Litigation, government investigations, or regulatory enforcement actions arising out of any such failure or alleged failure could subject us to civil and criminal penalties that could materially and adversely affect our reputation, financial condition, and operating results. Similarly, the control deficiency, remediation efforts, and any related litigation, government investigations, or regulatory enforcement actions will require management attention and resources and cause us to incur unanticipated costs, and could negatively affect investor confidence in our financial statements, cause us reputational harm, and raise other risks to our operations.

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock, which would negatively impact the market price and liquidity of our common stock and our ability to access the capital markets.

If we fail to satisfy the continued listing requirements of Nasdaq, such as the $1.00 minimum closing bid price or timely periodic financial reporting requirements, Nasdaq may take steps to delist the Company’s securities. For example, on May 14, 2024, we received a Staff Delisting Determination letter (the “Staff Determination”) from Nasdaq that it had initiated the delisting process with respect to the Company’s securities. Following the filing of the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023 and Annual Report on From 10-K for the year ended December 31, 2023, we received a letter from Nasdaq on May 20, 2024, stating that the Company had regained compliance with Nasdaq continued listing requirements and the matter was closed. Any delisting of the Company’s securities, or threat of such delisting, would have a negative effect on the price of our common stock, impair the ability to sell or purchase our common stock when persons wish to do so, and any delisting materially adversely affect our ability to raise capital or pursue financing or other transactions on acceptable terms, or at all. Delisting from the Nasdaq Capital Market could also have other negative results, including the potential loss of institutional investor interest and fewer business development opportunities. In the event of a delisting, we would attempt to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

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
In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ an in‑depth, layered, defensive approach that leverages people, processes, and technology to manage and maintain cybersecurity controls. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected persistent threats. Notwithstanding the strength of our defensive measures, the threat from cybersecurity attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date we have not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third‑party service providers are under constant threat, creating the possibility of future events. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of internet banking, mobile banking and other technology‑based products and services by us and our customers.

The security and maintenance of our information technology systems is important to our operations and business strategy.  To this end, we have implemented processes designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein. These processes are informed in part by industry standards, principles and frameworks, such as the National Institute of Standards and Technology Cybersecurity Framework, and are managed and monitored by a dedicated information technology team, which is led by our Director of Information Technology, and includes mechanisms, controls, technologies, systems, and other processes designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data and to maintain a stable information technology environment.  For example, we conduct penetration and vulnerability tests, data recovery tests, security audits, and ongoing risk assessments, including due diligence on our key technology vendors, contractors, and suppliers. We conduct regular employee training on cybersecurity and information security, among other topics.  In addition, we consult with outside advisors and experts, when appropriate, on a regular basis to assist with assessing, identifying, and managing cybersecurity risks, including anticipated future threats and trends, and their estimated impact on the Company’s risk environment.

Our Director of Information Technology, who reports to the Chief Financial Officer, has over 15 years of experience managing information technology and cybersecurity matters and is experienced in cloud, infrastructure management, business operations, and cybersecurity, and, together with our Information Technology Steering Committee, is responsible for assessing and managing cybersecurity risks. We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework. We have not identified risks from known cybersecurity threats, including those resulting from prior cybersecurity incidents, that have materially affected us, and we face ongoing cybersecurity risks threats that, if realized, are reasonably likely to materially affect us.  Additional information on cybersecurity risks we face is discussed in Part I, Item 1A “Risk Factors.” under the heading “Systems failures, interruptions and cybersecurity breaches in our information technology and telecommunications systems and of third-party service providers could have a material adverse effect on us.”

The Board, as a whole and at the committee level, has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage, and mitigate cybersecurity risks. The Risk and Compliance Committee is a board-level committee designated by our Board to oversee cybersecurity risks. The Risk and Compliance Committee receives updates on cybersecurity matters at least quarterly, and our processes require ad hoc updates within two days of a breach as part of the Bank’s cybersecurity risk management strategy designed to protect the information and assets that are critical to our business.  The full Board receives an Annual Report from the Director of Information Technology on the Bank’s Information Technology Systems, including cybersecurity risk.

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

Location	Leased or Owned	Original Date Leased or Acquired	Date of Lease Expiration
East Coast Administrative Offices & Branch	Owned	2003	–
1432 U Street NW
Washington, D.C. 20009
Employee Parking Lot	Owned	2018	–
14 T Street NW
Washington, D.C. 20009
West Coast Administrative Offices/Loan Origination Center	Leased	2021	Oct. 2026
4601 Wilshire Blvd, Suite 150
Los Angeles, CA 90010
Branch Office/Loan Service Center	Owned	1996	–
170 N. Market Street
Inglewood, CA 90301
Exposition Park Branch Office	Owned	1996	–
4001 South Figueroa Street
Los Angeles, CA 90037

ITEM 3.	LEGAL PROCEEDINGS

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

The closing sale price for our common stock on the Nasdaq Capital Market on March 21, 2025 was $7.59 per share. As of February 28, 2025, we had 331 registered stockholders. As of February 28, 2025, we had 6,022,227 shares of Class A voting common stock outstanding, 1,425,574 shares of Class B non‑voting common stock outstanding and 1,672,562 shares of Class C non-voting stock outstanding. Our non‑voting common stock (Class B and Class C) is not listed for trading on the Nasdaq Capital Market, but our Class C stock is convertible into our voting common stock in connection with certain sale or other transfer transactions.

In general, we may pay dividends out of funds legally available for that purpose at such times as our Board determines that dividend payments are appropriate, after considering our net income, capital requirements, financial condition, alternate investment options, prevailing economic conditions, industry practices and other factors deemed to be relevant at the time. We suspended our prior policy of paying regular cash dividends in May 2010 in order to retain capital for reinvestment in the Company’s business.

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

Unregistered Sales of Equity Securities

None.

Repurchases of Equity Securities

None.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued under equity compensation plans as of December 31, 2024.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2008 Long Term Incentive Plan	–	$–	–
2018 Long Term Incentive Plan	12,500	12.96	342,093
Equity compensation plans not approved by security holders:
None	–	–	–
Total	12,500	$12.96	342,093

In May 2024 and February 2023, the Company awarded 19,832 and 9,230 shares of common stock, respectively, to its directors under the LTIP, which are fully vested. The Company recorded $96 thousand and $95 thousand of compensation expense in the years ended December 31, 2024 and December 31, 2023, respectively, based on the fair value of the stock on the date of the award.

On March 26, 2024 and April 5, 2024, the Company issued 126,083 shares of restricted stock to its officers and employees under the Amended and Restated 2018 Long-Term Incentive Plan (“LTIP”), of which 13,015 shares have been forfeited as of December 31, 2024. Each restricted stock award was valued based on the fair value of the stock on the date of the award. These awarded shares of restricted stock fully vest over periods ranging from 36 months to 60 months from their respective dates of grant. Stock-based compensation is recognized on a straight-line basis over the vesting period. During the year ended December 31, 2024, the Company recorded $108 thousand of stock-based compensation expense related to these restricted stock awards.

On June 21, 2023, the Company issued 92,720 shares of restricted stock to its officers and employees under the LTIP, of which 23,997 shares have been forfeited as of December 31, 2024. Each restricted stock award was valued based on the fair value of the stock on the date of the award. These awarded shares of restricted stock fully vest over periods ranging from 36 months to 60 months from their respective dates of grant. Stock-based compensation is recognized on a straight-line basis over the vesting period. During the years ended December 31, 2024 and 2023, the Company recorded $113 thousand and $104 thousand, respectively, of stock-based compensation expense related to these restricted stock awards.

In March 2022, the Company issued 61,908 shares of restricted stock to its officers and employees under the LTIP, of which 21,276 shares have been forfeited as of December 31, 2024. Each restricted stock award was valued based on the fair value of the stock on the date of the award. These awarded shares of restricted stock fully vest over periods ranging from 36 months to 60 months from their respective dates of grant. Stock-based compensation is recognized on a straight-line basis over the vesting period.  During 2024 and 2023, the Company recorded $88 thousand and $106 thousand of stock-based compensation expense related to shares awarded to employees.

ITEM 6.	RESERVED

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and other factors that have affected our reported results of operations and financial condition or may affect our future results or financial condition. The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Overview

Total assets decreased by $71.7 million to $1.3 billion at December 31, 2024, compared to $1.4 billion at December 31, 2023, reflecting decreases in securities available-for-sale of $113.1 million, primarily due to maturities and paydowns, and cash and cash equivalents of $43.8 million, primarily due to repayments of borrowings.  These decreases were partially offset by growth in net loans of $88.4 million during the year ended December 31, 2024.

Total liabilities decreased by $75.0 million to $1.0 billion at December 31, 2024 from $1.1 billion at December 31, 2023. The decrease in total liabilities during 2024 resulted primarily from decreases in borrowings of $100.0 million from the Bank Fund Term Program, as well as decreases of $14.0 million in notes payable, $13.8 million in FHLB advances and $6.9 million in securities sold under agreements to repurchase, offset by a net $62.8 million increase in total deposits.

We recorded net income attributable to Broadway of $1.9 million for the year ended December 31, 2024 or $0.04 per share compared to net income of $4.5 million or $0.52 per share for the year ended December 31, 2023.  Net income attributable to common stockholders was $359 thousand for the year ended December 31, 2024 after deducting preferred dividends of $1.6 million, compared to net income attributable to common stockholders of $4.5 million for the year ended December 31, 2023.  Diluted earnings per common share was $0.04 for the year ended December 31, 2024 compared to $0.51 of earnings per diluted common share for the year ended December 31, 2023.  Diluted earnings per share for the year ended December 31, 2024 reflects preferred dividends of $0.18 per diluted common share.

The decrease in net income attributable to the Company during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily resulted from a decrease in non-interest income of $3.8 million, related to grant income received from the Equitable Recovery Program administered by the U.S. Treasury’s Community Development Financial Institutions (“CDFI”) Fund in 2023, and an increase in non-interest expense of $2.5 million, partially offset by an increase in net interest income after provision for credit losses of $2.6 million, and a decrease in tax expense of $1.2 million.

The following table summarizes the return on average assets, the return on average equity and the average equity to average assets ratios for the periods indicated:

	For the Years Ended December 31,
	2024	2023	2022
Return on average assets	0.14%	0.37%	0.52%
Return on average equity	0.69%	1.62%	2.19%
Average equity to average assets	20.58%	22.60%	23.60%

Comparison of Operating Results for the Years Ended December 31, 2024 and 2023

General

Our most significant source of income is net interest income, which is the difference between our interest income and our interest expense. Generally, interest income is generated from our loans and investments (interest earning assets) and interest expense is incurred from deposits and borrowings (interest-bearing liabilities). Typically, our results of operations are also affected by our provision for credit losses, non-interest income generated from service charges and fees on loan and deposit accounts, non-interest expenses, and income taxes.

Net Interest Income

For the year ended December 31, 2024, net interest income before provision for credit losses increased by $2.3 million, or 7.8%, to $31.8 million, compared to $29.5 million for the year ended December 31, 2023. The increase resulted from higher interest income of $15.0 million, partially offset by an increase in interest expense of $12.7 million.

Interest income and fees on loans receivable increased by $11.7 million during the year ended December 31, 2024, compared to the year ended December 31, 2023. This increase was primarily due to a $138.8 million increase in the average balance of loans receivable which increased interest income by $6.9 million. In addition, the average loan yield increased from 4.59% for the year ended December 31, 2023, to 5.15% for the year ended December 31, 2024, which increased interest income by $4.8 million.

Interest income on securities decreased by $1.7 million to $7.0 million for the year ended December 31, 2024, compared to $8.7 million for the year ended December 31, 2023. The decrease in interest income on securities primarily resulted from a decrease of $59.5 million in the average balance of securities, which decreased interest income by $1.6 million. In addition, we had a decrease of 2 basis points in the average interest yield earned on investment securities during 2024, which decreased interest income by $71 thousand.

Other interest income increased by $5.0 million in 2024, compared to the same period in 2023, primarily due to an increase of $87.9 million in the average balance of interest-earnings deposits, which increased interest income by $4.6 million during the year ended December 31, 2024, compared to the year ended December 31, 2023.

Interest expense on deposits increased by $5.7 million during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to an increase of 94 basis points in the average cost of deposits. The average cost of deposits increased to 2.24% for 2024, compared to 1.30% for 2023, which increased interest expense by $5.0 million.

Interest expense on borrowings increased by $7.0 million to $17.3 million during the year ended December 31, 2024, compared to $10.3 million during the year ended December 31, 2023. The increase was primarily due to an increase in the average balance of outstanding Bank Fund Term Program borrowings of $91.5 million, which increased interest expense by $4.7 million, and a $22.6 million increase in the average balance of FHLB advances, which increased interest expense by $1.1 million.  Further, a 102 basis point increase in the average rate paid on securities sold under agreements to repurchase increased interest expense by $803 thousand.

The net interest margin decreased to 2.40% for the year ended December 31, 2024 from 2.55% for the year ended December 31, 2023, primarily due to the average cost of funds increasing to 3.16% for the year ended December 31,  2024 from 2.15% for the year ended  December 31, 2023 due to rate increases by the Federal Reserve.  This increase was partially offset by an improvement of 61 basis points in the average yield earned on average interest-earning assets.

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

	For the Years Ended December 31,
	2024			2023			2022
(Dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest		Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits	$101,873	$5,423	5.32%	$14,013	$573	4.09%	$147,482	$1,677		1.14%
Securities	263,227	7,034	2.67%	322,764	8,697	2.69%	252,285	5,596		2.22%
Loans receivable, net (1)	947,603	48,807	5.15%	808,850	37,143	4.59%	674,837	28,732	(2)	4.26%
FRB and FHLB stock	13,363	945	7.07%	11,859	815	6.87%	3,732	264		7.07%
Total interest-earning assets	1,326,066	$62,209	4.69%	1,157,486	$47,228	4.08%	1,078,336	$36,269		3.36%
Non-interest-earning assets	51,119			74,138			65,213
Total assets	$1,377,185			$1,231,624			$1,143,549
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$284,263	$6,929	2.44%	$262,827	$4,269	1.62%	$192,835	$1,288		0.67%
Savings deposits	55,715	374	0.67%	59,928	147	0.25%	66,033	58		0.09%
Interest checking and other demand deposits	74,302	549	0.74%	100,248	360	0.36%	240,380	220		0.08%
Certificate accounts	175,275	5,331	3.04%	154,275	2,736	1.77%	182,050	538		0.30%
Total deposits	589,555	13,183	2.24%	577,278	7,512	1.30%	681,298	2,104		0.31%
FHLB advances	199,893	9,567	4.79%	177,261	8,331	4.70%	61,593	1,071		1.74%
BTFP borrowing	92,308	4,787	5.19%	822	40	4.87%	–	–		–%
Other borrowings	80,181	2,903	3.62%	72,465	1,883	2.60%	61,106	234		0.38%
Total borrowings	372,382	17,257	4.63%	250,548	10,254	4.09%	122,699	1,305		1.06%
Total interest-bearing liabilities	961,937	$30,440	3.16%	827,826	$17,766	2.15%	803,997	$3,409		0.42%
Non-interest-bearing liabilities	131,841			125,401			115,665
Stockholders’ equity	283,407			278,397			223,887
Total liabilities and stockholders’ equity	$1,377,185			$1,231,624			$1,143,549

Net interest rate spread (3)		$31,769	1.53%		$29,462	1.93%		$32,860		2.94%
Net interest rate margin (4)			2.40%			2.55%				3.05%
Ratio of interest-earning assets to interest-bearing liabilities			137.85%			139.82%				134.12%

(1)	Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs, loan premiums and loans receivable held for sale.
(2)	Includes non‑accrual interest of $102 thousand, reflecting interest recoveries on non‑accrual loans that were paid off for the year ended December 31, 2022.
(3)	Net interest rate spread represents the difference between the yield on average interest‑earning assets and the cost of average interest‑bearing liabilities.
(4)	Net interest rate margin represents net interest income as a percentage of average interest‑earning assets.

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

	Year Ended December 31, 2024 Compared to Year Ended December 31, 2023			Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
	Increase (Decrease) in Net Interest Income			Increase (Decrease) in Net Interest Income
	Due to Volume	Due to Rate	Total	Due to Volume	Due to Rate	Total
	(In thousands)
Interest‑earning assets:
Interest‑earning deposits	$4,627	$223	$4,850	$(2,536)	$1,432	$(1,104)
Securities	(1,592)	(71)	(1,663)	1,753	1,348	3,101
Loans receivable, net	6,825	4,839	11,664	6,027	2,384	8,411
FRB and FHLB stock	106	24	130	559	(8)	551
Total interest‑earning assets	9,966	5,015	14,981	5,803	5,156	10,959
Interest‑bearing liabilities:
Money market deposits	370	2,290	2,660	(580)	3,561	2,981
Savings deposits	(11)	238	227	(6)	95	89
Interest checking and other demand deposits	(113)	302	189	(4)	144	140
Certificate accounts	415	2,180	2,595	(94)	2,292	2,198
Total deposits	661	5,010	5,671	(684)	6,092	5,408
FHLB advances	1,081	155	1,236	3,807	3,453	7,260
BTFP borrowing	4,744	3	4,747	40	–	40
Other borrowings	217	803	1,020	51	1,598	1,649
Total borrowings	6,042	961	7,003	3,898	5,051	8,949
Total interest‑bearing liabilities	6,703	5,971	12,674	3,214	11,143	14,357
Change in net interest income	$3,263	$(956)	$2,307	$2,589	$(5,987)	$(3,398)

Provision for Credit Losses

During the year ended December 31, 2024, we recorded a provision for credit losses of $664 thousand, compared to a provision for credit losses of $933 thousand during the same period in 2023.  No loan charge-offs were recorded during the year ended December 31, 2024 or 2023. The Bank recorded a recovery of $216 thousand during the fourth quarter of 2023.  We also recorded a recovery of provision for off-balance sheet loan commitments of $91 thousand and $2 thousand for the years ended December 31, 2024 and 2023, respectively. See “Allowance for Credit Losses” for additional information.

Non‑Interest Income

For the year ended December 31, 2024, non-interest income totaled $1.6 million, compared to $5.4 million for the year-ended December 31, 2023. The decrease of $3.8 million in non-interest income was primarily the result of non-recurring income of $3.7 million from a grant from the CDFI Fund’s Equitable Recovery Program recognized during 2023.

Non‑Interest Expense

Non-interest expenses totaled $29.9 million for the year ended December 31, 2024, compared to $27.4 million for the year ended December 31, 2023, primarily due to increases in compensation and benefits expenses of $1.9 million and professional fees of $323 thousand.

The increase of $1.9 million in compensation and benefits expense during 2024 compared to 2023 reflects the investment in additional executives and staff to support growth and strengthen overall controls and management depth.  The increase in professional services expense was primarily due to the costs associated with third-party professionals that were retained in connection with the Company’s remediation efforts of the weaknesses in internal controls that were identified during preparation of the financial statements for the third quarter of 2023.

Income Taxes

Income tax expense or benefit is computed by applying the statutory federal income tax rate of 21%. State taxes are recorded at the State of California tax rate and Washington, D.C. tax rate, according to the state apportionment calculation as the Bank’s operations are conducted in both California and the Washington, D.C. area. The Company recorded an income tax expense of $814 thousand for the year ended December 31, 2024, representing an effective tax rate of 29.4%, compared to an income tax expense of $2.0 million for the year ended December 31, 2023, representing an effective tax rate of 30.4%.  The effective tax rate for each year differs from the 21% federal statutory rate due to the impact of state taxes as well as various permanent tax differences, vesting of stock-based compensation and other discrete items.

Our deferred tax asset totaled $8.8 million at December 31, 2024 and $9.5 million at December 31, 2023. See Note 1 “Summary of Significant Accounting Policies” and Note 14 “Income Taxes” of the Notes to Consolidated Financial Statements for a further discussion of income taxes and a reconciliation of income tax at the federal statutory tax rate to the actual income tax benefit.

Comparison of Financial Condition at December 31, 2024 and 2023

Securities Available-For-Sale

As of December 31, 2024, we had $203.9 million of investment securities classified as available-for-sale, compared to $317.0 million at December 31, 2023. The decrease during 2024 was primarily due to principal payments and maturities.

Loans Receivable Held for Investment

Loans receivable held for investment, net of the allowance for credit losses, totaled $968.9 million at December 31, 2024, compared to $880.5 million at December 31, 2023. The increase of $88.4 million in loans receivable held for investment during 2024 was primarily due to originations of $157.7 million in new loans, $80.9 million of which were multi-family loans, $50.8 million in commercial real estate loans, $17.6 million in other commercial loans, $7.6 million in construction loans, and $800 thousand in SBA loans.  Loan repayments during 2024 totaled $69.1 million.

During 2023, the Bank originated $162.1 million in new loans, $78.9 million of which were multi-family loans, $40.0 million of which were construction loans, $28.3 million of which were commercial real estate loans, and $15.0 million of which were other commercial loans.  Loan repayments during 2023 totaled $47.2 million.

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

Our ACL was $8.1 million or 0.83% of our gross loans receivable held for investment at December 31, 2024 compared to $7.3 million, or 0.83% of our gross loans receivable held for investment at December 31, 2023. The increase was primarily due to growth in the loan portfolio.

Our non-performing loans consist of delinquent loans that are 90 days or more past due and other loans, including loans modified in response to a borrower’s financial difficulty, that do not qualify for accrual status. At December 31, 2024, NPLs totaled $264 thousand compared to $0 at December 31, 2023. The Bank did not have any REO at December 31, 2024 or 2023. There were no  loans that were modified in response to a borrower’s financial difficulty during 2024 or 2023.

We believe the ACL is adequate to cover expected losses in the loan portfolio as of December 31, 2024, but because of uncertainty regarding the future value of the loan portfolio, there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the OCC and the FDIC periodically review the ACL as an integral part of their examination process. These agencies may require an increase in the ACL based on their judgments of the information available to them at the time of their examinations.

See Note 1 “Summary of Significant Accounting Policies” to the Company’s Consolidated Financial Statements for further discussion.

Office Properties and Equipment, Net

Net office properties and equipment decreased by $286 thousand to $8.9 million at December 31, 2024 from $9.2 million as of December 31, 2023. Depreciation expense was $424 thousand and $385 thousand for the years 2024 and 2023, respectively.

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

No impairment charges were recorded during 2024 for goodwill impairment. Management’s assessment of goodwill is performed in accordance with ASC 350-20 – Intangibles-Goodwill and Other, which allows the Company to perform a qualitative assessment of goodwill to determine if it is more likely than not the fair value of the Company’s equity is below its carrying value. The Company performed its qualitative and quantitative assessment as of September 30, 2024.

The Company recorded $3.3 million of core deposit intangible asset as a result of the Merger. The core deposit intangible asset is amortized on an accelerated basis reflecting the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. The estimated life of the core deposit intangible is approximately 10 years. During the year ended December 31, 2024, the Company recorded $336 thousand of amortization expense related to the core deposit intangible asset.

The following table outlines the estimated amortization expense related to the core deposit intangible asset during the next five fiscal years and thereafter:

(In thousands)

2025	$315
2026	304
2027	291
2028	279
2029	267
Thereafter	319
$1,775

Deposits

Deposits at December 31, 2024 were $745.4 million compared to $682.6 million at December 31, 2023. The increase in deposits of $62.8 million was primarily caused by an increase in Insured Cash Sweep (“ICS”) deposits.

Five customer relationships accounted for approximately 18% of our deposit balances at December 31, 2024. We expect to maintain these relationships with these customers for the foreseeable future.

As of December 31, 2024 and 2023, approximately $268.8 million and $286.4 million of our total deposits were not insured by FDIC insurance.

Borrowings

Total borrowings at December 31, 2024 consisted of advances to the Bank from the FHLB of $195.5 million and repurchase agreements of $66.6 million, compared to advances from the FHLB of $209.3 million, repurchase agreements of $73.5 million and borrowings associated with the BTFP of $100.0 million at December 31, 2023.

Balances of outstanding FHLB advances decreased to $195.5 million at December 31, 2024, from $209.3 million at December 31, 2023, primarily due to repayments of FHLB advances of $352.8 million, partially offset by $339.0 million in advances from the FHLB. The weighted average rate on FHLB advances was 4.03% at December 31, 2024, compared to 4.91% at December 31, 2023.

Borrowings under the BTFP with the Federal Reserve were $100.0 million as of December 31, 2023. This borrowing was paid off in December 2024. The interest rate was fixed at 4.84% and the borrowing matured on December 29, 2024. Investment securities with a book value of $107.3 million and a fair value of $98.3 million were pledged as collateral for this borrowing as of December 31, 2023.

The Bank enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Bank may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Bank to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Bank’s consolidated statements of financial condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. As of December 31, 2024, securities sold under agreements to repurchase totaled $66.6 million at an average rate of 3.62%. These agreements mature on a daily basis. The fair value of securities pledged totaled $83.3 million as of December 31, 2024 and included $46.5 million of U.S. Treasuries, $27.1 million of federal agency debt, $5.5 million of federal agency mortgage-backed securities, and $4.2 million of SBA pools. As of December 31, 2023, securities sold under agreements to repurchase totaled $73.5 million at an average rate of 2.60%. The fair value of securities pledged totaled $89.0 million as of December 31, 2023 and included $47.8 million of U.S. Treasuries, $30.2 million of federal agency debt, and $11.0 million of federal agency mortgage-backed securities.

One customer relationship accounted for 88% of our balance of securities sold under agreements to repurchase. We expect to maintain this relationship for the foreseeable future.

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

Stockholders’ Equity

Stockholders’ equity was $285.2 million, or 21.9% of the Company’s total assets, at December 31, 2024, compared to $281.9 million, or 20.5% of the Company’s total assets, at December 31, 2023.

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

The Company’s book value per common share was $14.82 at December 31, 2024, and its tangible book value per common share was $11.79 at December 31, 2024. Tangible book value per common share is a non-GAAP measurement that excludes goodwill and the net unamortized core deposit intangible asset, which were both originally recorded in connection with the Merger. The Company uses this non-GAAP financial measure to provide meaningful supplemental information regarding the Company’s financial condition and operational performance, and to enhance comparability with banks that have not recorded goodwill and core deposit intangibles in a merger transaction. A reconciliation between common book value (calculated in accordance with GAAP) and tangible book value per common share December 31, 2024 is shown as follows:

	Common Equity Capital	Shares Outstanding	Per Share Amount
	(Dollars in thousands)
Common book value	$135,157	9,120,363	$14.82
Less:
Goodwill	25,858
Net unamortized core deposit intangible	1,775

Tangible book value	$107,524	9,120,363	$11.79

Capital Resources

Our principal subsidiary, City First, must comply with capital standards established by the OCC in the conduct of its business. Failure to comply with such capital requirements may result in significant limitations on its business or other sanctions. As a “small bank holding company,” we are not subject to consolidated capital requirements under the new Basel III capital rules. The current regulatory capital requirements and possible consequences of failure to maintain compliance are described in Part I, Item 1 “Business‑Regulation” and in Note 16 “Regulatory Matters” of the Notes to Consolidated Financial Statements.

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet our obligations on a timely and cost-effective basis. The Bank’s sources of funds include deposits, advances from the FHLB, other borrowings, proceeds from the sale of loans and investment securities, and payments of principal and interest on loans and investment securities. The Bank is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. This approved limit and collateral requirement would have permitted the Bank to borrow an additional $174.3 million at December 31, 2024 based on pledged collateral. In addition, the Bank had additional lines of credit of $10.0 million with other financial institutions as of that date.

The Bank has a significant concentration of deposits with five long‑time customers that accounted for approximately 18% of its deposits as of December 31, 2024. In addition, the Bank has a significant concentration of short-term borrowings from one customer that accounted for 88% of out the outstanding balance of securities sold under agreements to repurchase as of December 31, 2024. The Bank expects to maintain these relationships with the customers for the foreseeable future.

As of December 31, 2024, approximately $268.8 million of our total deposits (including deposits from affiliates) were not insured by FDIC insurance, which represented 32% of total deposits.

The Bank’s primary uses of funds include withdrawals of and interest payments on deposits, originations of loans, purchases of investment securities, and the payment of operating expenses. Also, when the Bank has more funds than required for reserve requirements or short‑term liquidity needs, the Bank invests excess cash with the Federal Reserve Bank or other financial institutions. The Bank’s liquid assets at December 31, 2024 consisted of $61.4 million in cash and cash equivalents and $17.6 million in securities available‑for‑sale that were not pledged, compared to $105.2 million in cash and cash equivalents and $186.0 million in securities available‑for‑sale that were not pledged at December 31, 2023. We believe that the Bank has sufficient liquidity to support growth over the foreseeable future.

The Company’s liquidity, separate from the Bank, is based primarily on the proceeds from financing transactions, such as the preferred stock sold to the U.S. Treasury in 2022 and the private placements completed in December 2016 and April 2021, and dividends received from the Bank in 2023 and 2024.

The Company recorded consolidated net cash inflows from operating activities of $1.4 million and $7.6 million during the years ended December 31, 2024 and 2023, respectively. Net cash inflows from operating activities during 2024 were primarily attributable to net income of $2.0 million, a $1.4 million increase in other assets and a $641 thousand net change in deferred loan origination costs, partially offset by a $3.1 million net decrease in accrued expenses and other liabilities. Net cash inflows from operating activities during 2023 were primarily attributable to net income of $4.5 million and a $2.3 million net increase in accrued expenses and other liabilities.

The Company recorded consolidated net cash inflows from investing activities of $28.2 million and outflows from investing activities of $100.0 million during the years ended December 31, 2024 and 2023, respectively. Net cash inflows from investing activities during 2024 were primarily attributable to $117.1 of principal payments and maturities on available-for-sale securities, partially offset by  $89.3 million of net loan originations. Net cash outflows from investing activities during 2023 were primarily attributable to $115.3 million of net loan originations.

The Company recorded consolidated net cash outflows from financing activities of $73.4 million and inflows from financing activities of $181.5 million during the years ended December 31, 2024 and 2023, respectively. Net cash outflows from financing activities during 2024 were primarily attributable to $352.8 million of FHLB repayments, $100.0 million of BTFP repayments, and $14.0 million notes payable repayments, partially offset by $339.0 million of proceeds from FHLB advances and a $62.8 million net increase in deposits. Net cash inflows from financing activities during 2023 were primarily attributable to $456.1 million of proceeds from FHLB advances and $100.0 million of proceeds from the BTFP, partially offset by $375.1 million of FHLB repayments.

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

In addition to our lending commitments, we have contractual obligations related to operating lease commitments. Operating lease commitments are obligations under various non‑cancellable operating leases on buildings and land used for office space and banking purposes. The following table details our contractual obligations at December 31, 2024.

	Less Than One Year	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years	Total
	(Dollars in thousands)
Certificates of deposit	$201,342	$10,186	$1,275	$36	$212,839
FHLB advances	195,532	–	–	–	195,532
Commitments to originate loans	6,255	–	–	–	6,255
Commitments to fund construction loans	40,724	–	–	–	40,724
Commitments to fund unused lines of credit	3,659	–	–	–	3,659
Operating lease obligations	242	182	–	–	424
Total contractual obligations	$447,754	$10,368	$1,275	$36	$459,433

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

As a result, the Bank’s performance is influenced by general macroeconomic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies. The Federal Reserve implements national monetary policies (such as seeking to curb inflation and combat recession) by its open-market operations in U.S. government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements, and by varying the discount rate applicable to borrowings by banks from the Federal Reserve Banks. The actions of the Federal Reserve in these areas can influence the growth of loans, investments, and deposits, and also affect interest rates charged on loans and deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

Critical Accounting Estimates

Critical accounting estimates are those that involve a significant level of estimation uncertainty, and which have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant. This discussion highlights those accounting estimates that management considers critical. All accounting policies are important, however, and therefore you are encouraged to review each of the policies included in Note 1 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements to gain a better understanding of how our financial performance is measured and reported. Management has identified the Company’s critical accounting estimates as follows:

Allowance for Credit Losses

In originating loans, we recognize that losses may be experienced on loans and that the risk of loss may vary as a result of many factors, including the type of loan being made, the creditworthiness of the borrower, general economic conditions and, in the case of a secured loan, the quality of the collateral for the loan. Effective January 1, 2023, the Company accounts for the ACL on loans in accordance with ASC 326, which requires the Company to recognize estimates for lifetime losses on loans and off-balance sheet loan commitments at the time of origination or acquisition. The recognition of losses at origination or acquisition represents the Company’s best estimate of the lifetime expected credit loss associated with a loan, given the facts and circumstances associated with the particular loan, and involves the use of significant management judgment and estimates, which are subject to change based on management’s on-going assessment of the credit quality of the loan portfolio and changes in economic forecasts used in the model. The Company uses the weighted-average remaining maturity (“WARM”) method when determining estimates for the ACL for each of its portfolio segments. The weighted average remaining life, including the effect of estimated prepayments, is calculated for each loan pool on a quarterly basis. The Company then estimates a loss rate for each pool using both its own historical loss experience and the historical losses of a group of peer institutions during the period from 2004 through the most recent quarter.

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

Goodwill

The excess of consideration paid over fair value of net assets acquired for acquisitions is recorded as goodwill. Goodwill is not amortized but is tested at least annually for impairment or more frequently if events occur or circumstances change that indicate impairment may exist. A goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying value. An impairment charge is recorded for the amount by which the carrying amount exceeds the reporting unit’s fair value. A weighted average of both the market and income approaches is used in valuing the reporting unit’s fair value. Weightings are assigned to the approaches regarding fair value and the sensitivity of other weighting scenarios is considered. The market approach incorporates comparable public company information, valuation multiples and consideration of a market control premium along with data related to comparable observed purchase transactions in the financial services industry. The income approach consists of discounting projected future cash flows, which are derived from internal forecasts and economic expectations for the reporting unit. The significant inputs and assumptions for the income approach include a discount rate and projected earnings of the Company in future years for which there is inherent uncertainty. The sensitivity of a range of reasonable discount rates based on the current economic environment is considered.

Our quantitative annual impairment tests as of September 30, 2024 and 2023 did not result in impairment. However, changing economic conditions that may adversely affect the Company’s performance, the fair value of its assets and liabilities, or its stock price could result in future impairment. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. Management will continue to monitor events that could influence this conclusion in the future. See Note 7 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for further information.

The Company’s accounting policies and discussion of recent accounting pronouncements is included in Note 1 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data.”

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, an evaluation was performed under the supervision of the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.

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

With the participation of the Company’s PEO and PFO, management has conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting. Based on this evaluation, management determined that the Company’s system of internal control over financial reporting was effective as of December 31, 2024.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Remediation of Previously Identified Material Weakness

Management has concluded that the material weakness in internal control over financial reporting initially described in Part I, Item 4 “Controls and Procedures,” of our Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2023 (the “Q3 2023 Form 10-Q”) has been remediated as of December 31, 2024. As described the Q3 2023 Form 10-Q, the Company has hired additional senior personnel with relevant finance and accounting experience and implemented its strengthened processes relating to (including additional testing by the Company’s internal audit firm of) general ledger account reconciliations. Management has evaluated these enhanced controls and has concluded they were designed and implemented and are operating effectively.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement, under the captions “Election of Directors,” “Executive Officers,” “Code of Ethics,” and, if applicable, “Security Ownership of Certain Beneficial Owners and Management,” that will be filed with the SEC in connection with the Company’s 2025 Annual Meeting of Stockholders (the “Company’s Proxy Statement”).

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

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement, under the captions “Certain Relationships and Related Transactions” and “Election of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Company’s Proxy Statement, under the caption “Ratification on An Advisory (Non-Binding) Basis of the Appointment of Independent Registered Public Accounting Firm.”

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

10.4**	Broadway Financial Corporation Amended and Restated 2018 Long‑Term Incentive Plan (Exhibit 10.4 to Form 10-K filed by Registrant on May 20, 2024)
10.5**
Form of Award Agreement for restricted stock granted pursuant to Broadway Financial Corporation Amended and Restated 2018 Long‑Term Incentive Plan (Exhibit 10.5 to Form 10-K filed by Registrant on May 20, 2024)

10.6**	Employment Agreement, dated as of May 1, 2017, for Brenda J. Battey (Exhibit 10.11 to Form 10-K filed by Registrant on March 29, 2019)
10.7**	Amendment to Employment Agreement for Brenda J. Battey, dated as of January 14, 2020 (Exhibit 10.1 to form 8-K filed by Registrant on January 14, 2021)
10.8**	Employment Agreement, dated as of May 1, 2017, for Ruth McCloud (Exhibit 10.13 to Form 10-K filed by Registrant on March 29, 2019)
10.9**	Amendment to Employment Agreement for Ruth McCloud, dated as of January 14, 2020 (Exhibit 10.3 to form 8-K filed by Registrant on January 14, 2021)
10.10**	Broadway Federal Bank Incentive Compensation Plan (Exhibit 10.14 to Form 10-K filed by the Registrant on March 31, 2021)
10.11**	Employment Agreement, dated and effective as of November 17, 2021, between Registrant and Brian E. Argrett (Exhibit 10.1 to Form 8-K filed by Registrant on November 18, 2021)
10.12	Stock Purchase Agreement, dated as of December 21, 2016, entered between First Republic Bank and Registrant (Exhibit 10.8 to Form 10‑K filed by Registrant on March 27, 2017)
10.13
ESOP Loan Agreement and ESOP Pledge Agreement, each dated as of December 19, 2016, entered into between Registrant and Miguel Paredes, as trustee for the Broadway Federal Bank, f.s.b., Employee Stock Ownership Plan Trust, and related Promissory Note, dated as of December 19, 2016 (Exhibit 10.12 to Form 10‑K filed by Registrant on March 27, 2017)

10.14
Stock Purchase Agreement, dated as of November 23, 2020, entered between Banc of America Strategic Investments Corporation and Registrant (Exhibit 10.15 to Registration Statement on S-4 filed by Registrant on January 19, 2021)

10.15
Stock Purchase Agreement, dated as of November 23, 2020, entered between Cedars-Sinai Medical Center and Registrant (Exhibit 10.14 to Registration Statement on S-4 filed by Registrant on January 19, 2021)

10.16
Stock Purchase Agreement, dated as of November 24, 2020, entered between Wells Fargo Central Pacific Holdings, Inc. and Registrant (Exhibit 10.16 to Registration Statement on S-4 filed by Registrant on January 19, 2021)

10.17
Stock Purchase Agreement, dated as of February 19, 2021, entered between Ally Ventures, a business unit of Ally Financial Inc., and Registrant (Exhibit 10.24 to Form 10-K filed by Registrant on March 31, 2021)

10.18	Stock Purchase Agreement, dated as of February 19, 2021, entered between Banner Bank and Registrant (Exhibit 10.25 to Form 10-K filed by Registrant on March 31, 2021)
10.19	Stock Purchase Agreement, dated as of February 19, 2021, entered between Citicorp Banking Corporation and Registrant (Exhibit 10.26 to Form 10-K filed by Registrant on March 31, 2021)
10.20	Stock Purchase Agreement, dated as of February 19, 2021, entered between First Republic Bank and Registrant (Exhibit 10.8 to Form 10‑K filed by Registrant on March 31, 2021)
10.21	Stock Purchase Agreement, dated as of February 19, 2021, entered between Gerald I. White and Registrant (Exhibit 10.28 to Form 10-K filed by Registrant on March 31, 2021)
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

10.26	Letter Agreement and Securities Purchase Agreement, dated June 7, 2022 (Exhibit 10.1 to Form 8-K filed by Registrant on June 8, 2022)
19.1	Insider Trading Policy
21.1	List of Subsidiaries
23.1	Consent of Moss Adams LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
97.1	Compensation Clawback Policy (Exhibit 97.1 to Form 10-K filed by Registrant on May 20, 2024)

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL (included as Exhibit 101).

**	Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWAY FINANCIAL CORPORATION

By:	/s/ BRIAN ARGRETT
Brian Argrett
Chief Executive Officer
Date:	March 31, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ BRIAN ARGRETT	Date: March 31, 2025
Brian Argrett
Chief Executive Officer and President
(Principal Executive Officer)
Chairman of the Board

/s/ ZACK IBRAHIM	Date: March 31, 2025
Zack Ibrahim
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ WAYNE-KENT A. BRADSHAW	Date: March 31, 2025
Wayne-Kent A. Bradshaw
Vice Chairman of the Board

/s/ MARIE C. JOHNS	Date: March 31, 2025
Marie C. Johns
Lead Independent Director

/s/ WILLIAM A. LONGBRAKE	Date: March 31, 2025
William A. Longbrake
Audit Committee Chairman

/s/ ROBERT C. DAVIDSON, JR.	Date: March 31, 2025
Robert C. Davidson, Jr.
Director

/s/ MARY ANN DONOVAN	Date: March 31, 2025
Mary Ann Donovan
Director

/s/ DAVID J. MCGRADY	Date: March 31, 2025
David J. McGrady
Director

/s/ DUTCH C. ROSS III	Date: March 31, 2025
Dutch C. Ross III
Director

/s/ JOHN M. DRIVER	Date: March 31, 2025
John M. Driver
Director

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Index to Consolidated Financial Statements

Years ended December 31, 2024 and 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Broadway Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Broadway Financial Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses – Qualitative Factors

As described in Note 1 and 4 to the consolidated financial statements, as of December 31, 2024, the Company’s allowance for credit losses – loans was $8.1 million. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. The Company’s model also includes adjustments for qualitative factors that include, but are not limited to, (i) changes in lending policies and procedures, including changes in underwriting standards and collections, charge offs, and recovery practices; (ii) changes in international, national, regional, and local conditions; (iii) changes in the nature and volume of the portfolio and terms of loans; (iv) changes in the experience, depth, and ability of lending management; (v) changes in the volume and severity of past due loans and other similar conditions; (vi) changes in the quality of the organization’s loan review system; (vii) changes in the value of underlying collateral for collateral dependent loans; (viii) the existence and effect of any concentrations of credit and changes in the levels of such concentrations; and (ix) the effect of other external factors (i.e., competition, legal and regulatory requirements) on the level of estimated credit losses.

We identified the auditing of the adjustments for qualitative factors used in the allowance for credit losses – loans as a critical audit matter. The qualitative factors are used to estimate credit losses related to matters that are not captured in the historical loss component of the allowance and requires significant management judgement based on management’s evaluation of available internal and external data. Auditing management’s judgements regarding the adjustments for qualitative factors involved significant audit effort, as well as especially challenging and subjective auditor judgement.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the adjustments for qualitative factors used in the allowance for credit losses - loans included the following, among others:

•	Evaluating the methodology used.
•
Testing the completeness and accuracy of the data used in the calculation, application of the adjustments for qualitative factors determined by management, and recalculation of the allowance for credit losses balance.

•	Evaluating whether the adjustments for the qualitative factors used in the calculation are supported by the analysis provided by management.
•	Evaluating the reasonableness of the significant assumptions used including relevance and reliability of external data sources.

Valuation of Goodwill

As described in note 1 and note 7 to the consolidated financial statements, the Company assesses goodwill for impairment annually as of September 30 or more frequently if events or circumstances indicate there may be impairment. A goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying value. An impairment charge is recorded for the amount by which the carrying amount exceeds the reporting unit’s fair value. A weighted average of both the market and income approaches is used in valuing the reporting unit’s fair value. The Company’s goodwill balance was $25.9 million as of December 31, 2024.

We identified auditing the Company’s estimated fair value of the reporting unit as a critical audit matter. The performance of audit procedures related to management’s estimate required extensive audit effort, including the use of our valuation specialists with specialized skill and knowledge pertaining to valuation techniques. Additionally, the evaluation of audit evidence of more sensitive assumptions required especially challenging and subjective auditor judgement, including those assumptions underlying the projections of future cash flows utilized in the income approach, the selection of peer data utilized in the market approach, and the relative weight assigned to the different valuation methodologies.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the Company’s estimated fair value of the reporting unit included the following, among others:

•	Testing the Company’s process used to develop the estimate.
•	Evaluating the appropriateness of the methods used.
•	Evaluating the reasonableness of the significant assumptions used, including the relative weight assigned to income and market approaches.
•	Testing the completeness, accuracy, and reliability of underlying data used in the Company’s analysis.
•	Utilizing our valuation professionals with specialized skill and knowledge to assist in evaluating the methods and the reasonableness of certain significant assumptions used.

/s/ Moss Adams LLP

Spokane, Washington
March 31, 2025

We have served as the Company’s auditor since 2014.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Financial Condition

	December 31, 2024	December 31, 2023
	(In thousands, except share and per share)
Assets:
Cash and due from banks	$2,255	$5,460
Interest-bearing deposits in other banks	59,110	99,735
Cash and cash equivalents	61,365	105,195
Securities available-for-sale, at fair value (amortized cost of $219,658 and $335,978)	203,862	316,950
Loans receivable held for investment, net of allowance of $8,103 and $7,348	968,861	880,457
Accrued interest receivable	5,001	4,938
Federal Home Loan Bank (FHLB) stock	9,637	10,156
Federal Reserve Bank (FRB) stock	3,543	3,543
Office properties and equipment, net	8,899	9,185
Bank owned life insurance	3,321	3,275
Deferred tax assets, net	8,803	9,538
Core deposit intangible, net	1,775	2,111
Goodwill	25,858	25,858
Other assets	2,786	4,198
Total assets	$1,303,711	$1,375,404
Liabilities and stockholders’ equity
Liabilities:
Deposits	$745,399	$682,635
Securities sold under agreements to repurchase	66,610	73,475
FHLB advances	195,532	209,319
Bank Term Funding Program borrowing	–	100,000
Notes payable	–	14,000
Accrued expenses and other liabilities	10,794	13,878
Total liabilities	1,018,335	1,093,307
Stockholders’ equity:
Non-Cumulative Redeemable Perpetual Preferred stock, Series C; authorized 150,000 shares at December 31, 2024 and December 31, 2023; issued and outstanding 150,000 shares at December 31, 2024 and December 31, 2023; liquidation value $1,000 per share	150,000	150,000
Common stock, Class A, $0.01 par value, voting; authorized 75,000,000 shares at December 31, 2024 and December 31, 2023; issued 6,349,455 shares at December 31, 2024 and 6,242,089 shares at December 31, 2023; outstanding 6,022,227 shares at December 31, 2024 and 5,914,861 shares at December 31, 2023	63	62
Common stock, Class B, $0.01 par value, non-voting; authorized 15,000,000 shares at December 31, 2024 and December 31, 2023; issued and outstanding 1,425,574 shares at December 31, 2024 and December 31, 2023	14	14
Common stock, Class C, $0.01 par value, non-voting; authorized 25,000,000 shares at December 31, 2024 and December 31, 2023; issued and outstanding 1,672,562 at December 31, 2024 and December 31, 2023	17	17
Additional paid-in capital	142,902	142,601
Retained earnings	12,911	12,552
Unearned Employee Stock Ownership Plan (ESOP) shares	(4,201)	(4,492)
Accumulated other comprehensive loss, net of tax	(11,223)	(13,525)
Treasury stock-at cost, 327,228 shares at December 31, 2024 and at December 31, 2023	(5,326)	(5,326)
Total Broadway Financial Corporation and Subsidiary stockholders’ equity	285,157	281,903
Non-controlling interest	219	194
Total liabilities and stockholders’ equity	$1,303,711	$1,375,404

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations and Comprehensive Income

	Years Ended December 31,
	2024	2023
	(In thousands, except per share)
Interest income:
Interest and fees on loans receivable	$48,807	$37,143
Interest on available-for-sale securities	7,034	8,697
Other interest income	6,368	1,388
Total interest income	62,209	47,228
Interest expense:
Interest on deposits	13,183	7,512
Interest on borrowings	17,257	10,254
Total interest expense	30,440	17,766
Net interest income	31,769	29,462
Provision for credit losses	664	933
Net interest income after provision for credit losses	31,105	28,529
Non-interest income:
Service charges	155	179
Grants	280	4,156
Other	1,119	1,022
Total non-interest income	1,554	5,357
Non-interest expense:
Compensation and benefits	17,562	15,653
Occupancy expense	1,858	1,870
Information services	2,763	2,777
Professional services	3,449	3,126
Supervisory costs	785	613
Corporate insurance	234	245
Amortization of core deposit intangible	336	390
Other	2,907	2,689
Total non-interest expense	29,894	27,363
Income before income taxes	2,765	6,523
Income tax expense	814	1,985
Net income	$1,951	$4,538
Less: Net income attributable to non-controlling interest	25	24
Net income attributable to Broadway Financial Corporation	$1,926	$4,514
Less: Preferred stock dividends	1,567	-
Net income attributable to common stockholders	$359	$4,514
Other comprehensive income, net of tax:
Unrealized gains on securities available-for-sale arising during the period	$3,232	$5,552
Income tax expense	930	1,604
Other comprehensive income, net of tax	2,302	3,948
Comprehensive income	$2,661	$8,462
Earnings per common share-basic	$0.04	$0.52
Earnings per common share-diluted	$0.04	$0.51

See accompanying notes to consolidated financial statements

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share and per share)

	Preferred Stock Non-Voting	Common Stock Voting	Common Stock Non-Voting	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Non- Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2022	$150,000	$64	$31	$144,157	$(17,473)	$9,294	$(1,265)	$(5,326)	$170	$279,652
Cumulative effect of change related to adoption of ASU 2016-13	–	–	–	–	–	(1,256)	–	–	–	(1,256)
Adjusted balance, January 1, 2023	150,000	64	31	144,157	(17,473)	8,038	(1,265)	(5,326)	170	278,396
Net income	–	–	–	–	–	4,514	–	–	24	4,538
Increase in unreleased shares	–	–	–	–	–	–	(3,400)	–	–	(3,400)
Release of unearned ESOP shares	–	–	–	(80)	–	–	173	–	–	93
Stock-based compensation expense	–	(2)	–	210	–	–	–	–	–	208
Director stock compensation expense	–	–	–	95	–	–	–	–	–	95
Share repurchase - FDIC	–	–	–	(1,781)	–	–	–	–	–	(1,781)
Other comprehensive income, net of tax	–	–	–	–	3,948	–	–	–	–	3,948
Balance at December 31, 2023	150,000	62	31	142,601	(13,525)	12,552	(4,492)	(5,326)	194	282,097
Net income	–	–	–	–	–	1,926	–	–	25	1,951
Release of unearned ESOP shares	–	1	–	(104)	–	–	291	–	–	188
Stock-based compensation expense	–	–	–	309	–	–	–	–	–	309
Director stock compensation expense	–	–	–	96	–	–	–	–	–	96
Dividends declared and paid - Emergency Capital Investment Program (“ECIP”)	–	–	–	–	–	(1,567)	–	–	–	(1,567)
Other comprehensive income, net of tax	–	–	–	–	2,302	–	–	–	–	2,302
Balance at December 31, 2024	$150,000	$63	$31	$142,902	$(11,223)	$12,911	$(4,201)	$(5,326)	$219	$285,376

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Years Ended December 31
	2024	2023
	(In thousands)
Cash flows from operating activities:
Net income	$1,951	$4,538
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	664	933
Depreciation and amortization	424	385
Net change of deferred loan origination costs	641	413
Net accretion of premiums and discounts on available-for-sale securities	(807)	(1,044)
Accretion of purchase accounting marks on loans	(424)	(235)
Amortization of core deposit intangible	336	390
Director compensation expense-common stock	96	95
Accretion of premium on FHLB advances	(9)	(23)
Stock-based compensation expense	309	208
ESOP compensation expense	188	93
Earnings on bank owned life insurance	(46)	(42)
Net change in assets and liabilities:
Deferred tax assets	(195)	1,238
Accrued interest receivable	(63)	(965)
Other assets	1,412	(677)
Accrued expenses and other liabilities	(3,084)	2,287
Net cash provided by operating activities	1,393	7,594
Cash flows from investing activities:
Net change in loans receivable held for investment	(89,285)	(115,331)
Principal payments and maturities on available-for-sale securities	117,127	18,395
Purchase of FHLB stock	(13,654)	(13,287)
Proceeds from redemption of FHLB stock	14,173	8,667
Proceeds from redemption of FRB stock	–	1,720
Purchase of office properties and equipment	(138)	(208)
Net cash provided by (used in) investing activities	28,223	(100,044)
Cash flows from financing activities:
Net change in deposits	62,764	(4,281)
Net change in securities sold under agreements to repurchase	(6,865)	10,004
Increase in unreleased ESOP shares	–	(3,400)
Repayments of Bank Term Funding Program	(100,000)	–
Proceeds from Bank Term Funding Program	–	100,000
Repayment of notes payable	(14,000)	–
Dividends paid on ECIP preferred stock	(1,567)	–
Share repurchase - FDIC	–	(1,781)
Proceeds from FHLB advances	339,000	456,138
Repayments of FHLB advances	(352,778)	(375,140)
Net cash (used in) provided by financing activities	(73,446)	181,540
Net change in cash and cash equivalents	(43,830)	89,090
Cash and cash equivalents at beginning of the period	105,195	16,105
Cash and cash equivalents at end of the period	$61,365	$105,195
Supplemental disclosures of cash flow information:
Cash paid for interest	$30,628	$16,921
Cash paid for income taxes	416	2,036

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

On April 1, 2021, the Company completed its merger with CFBanc Corporation, with the Company continuing as the surviving entity. Immediately following the CFBanc Merger, Broadway Federal merged with and into City First Bank of D.C, National Association with City First Bank of D.C., National Association (the“Bank”) continuing as the surviving entity (combined with Broadway Federal). Concurrently with the Merger, the Bank changed its name to City First Bank, National Association.

The Bank’s business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential and commercial real estate located in the Bank’s market areas. At December 31, 2024, the Bank operated three retail‑banking offices: Los Angeles and in the nearby city of Inglewood in California, and another in Washington, D.C. The Bank is subject to significant competition from other financial institutions and is also subject to regulation by certain federal agencies and undergoes periodic examinations by those regulatory authorities.

The accompanying consolidated financial statements include Broadway Financial Corporation and its wholly owned subsidiary, City First Bank, National Association (together with the Company, “City First Broadway”). Also included in the consolidated financial statements are the following subsidiaries of City First Bank: 1432 U Street LLC, Broadway Service Corporation, City First Real Estate LLC, City First Real Estate II LLC, City First Real Estate III LLC, City First Real Estate IV LLC, and CF New Markets Advisors, LLC (“CFNMA”). In addition, CFNMA also consolidates CFC Fund Manager II, LLC; City First New Markets Fund II, LLC; and City First Capital IX, LLC into its financial results. The results of Broadway Service Corporation, a wholly owned subsidiary of the Bank, are also included in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. Such reclassifications had no impact on total shareholders’ equity or net income for any period.

Out-of-Period Adjustments

Following the quarter ended September 30, 2023, the Company performed a review of internal controls over financial reporting, encompassing an examination of financial reporting processes. During this assessment and while preparing financial statements for the three and nine months ended September 30, 2023, certain previously unrecorded adjustments totaling $8 thousand, net of tax expense, increasing net income were identified pertaining to prior periods. In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108, these adjustments were evaluated both individually and collectively. Following this assessment, management determined these adjustments were immaterial to both historical and current reporting periods. Consequently, the Company determined that no amendment to the previously filed reports was warranted. However, recognizing the importance of transparency and accuracy, the Company addressed these prior period adjustments and incorporated them into its financial statements for the three and nine months ended September 30, 2023. These adjustments are included in the Other Expense line item on the consolidated statements of operations and comprehensive income.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash items in the process of collection, amounts due from correspondent banks and the Federal Reserve Bank of San Francisco (the “Federal Reserve Bank”), and interest‑bearing deposits in other banks with initial terms of ninety days or less. The Company may be required to maintain reserve and clearing balances with the Federal Reserve Bank under the Federal Reserve Act of 1913, as amended. Effective on March 26, 2020, as a part of Federal Reserve Bank’s tools to promote maximum employment, Federal Reserve Bank Board reduced reserve requirement ratios to zero.  The reserve and clearing requirement balance were no longer required at December 31, 2024. Net cash flows are reported for customer loan and deposit transactions, interest‑bearing deposits in other banks, notes payable, deferred income taxes and other assets and liabilities.

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

The Company analyzed available-for-sale investment securities that were in an unrealized loss position and determined the decline in fair value for those securities was not related to credit, but rather related to changes in interest rates and general market conditions. As such, no ACL was recorded for available-for-sale securities as of December 31, 2024 and 2023.

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

Modified Loans to Borrowers Experiencing Financial Difficulty

In certain instances, the Company makes modifications to loans in order to alleviate temporary difficulties in the borrower’s financial condition and/or constraints on the borrower’s ability to repay the loan, and to minimize potential losses to the Company. Modifications include: changes in the amortization terms of the loan, reductions in interest rates, acceptance of interest only payments, and reductions to the outstanding loan balance (or any combination of such changes). Such loans are typically placed on nonaccrual status when there is doubt concerning the full repayment of principal and interest or the loan has been in default for a period of 90 days or more. Such loans may be returned to accrual status when all contractual amounts past due have been brought current, and the borrower’s performance under the modified terms of the loan agreement and the ultimate collectability of all contractual amounts due under the modified terms is no longer in doubt. The Company typically measures the ACL on these loans on an individual basis as the loans are deemed to no longer have risk characteristics that are similar to other loans in the portfolio. The determination of the ACL for these loans is based on the remaining life approach, unless the loan is deemed collateral dependent, which requires measurement of the ACL based on the estimated expected fair value of the underlying collateral, less selling costs.

Goodwill and Other Intangible Assets

Goodwill is recorded upon completion of a business combination as the difference between the purchase price and the fair value of net identifiable assets acquired. Subsequent to initial recognition, the Company tests goodwill for impairment annually as of September 30, or more often if events or circumstances, such as adverse changes in the business climate indicate there may be impairment. A goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying value. An impairment charge is recorded for the amount by which the carrying amount exceeds the reporting unit’s fair value. For goodwill considerations the Company is a single reporting unit. A weighted average of both the market and income approaches is used in valuing the reporting unit’s fair value. Weightings are assigned to the approaches regarding fair value and the sensitivity of other weighting scenarios is considered. The market approach incorporates comparable public company information, valuation multiples and consideration of a market control premium along with data related to comparable observed purchase transactions in the financial services industry. The income approach consists of discounting projected future cash flows, which are derived from internal forecasts and economic expectations for the reporting unit. The significant inputs and assumptions for the income approach include projected earnings of the Company in future years for which there is inherent uncertainty and the discount rate. The sensitivity of a range of reasonable discount rates based on the current economic environment is considered.

Our quantitative annual impairment tests as of September 30, 2024 and 2023 did not result in impairment. However, changing economic conditions that may adversely affect the Company’s performance, the fair value of its assets and liabilities, or its stock price could result in future impairment. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. Management will continue to monitor events that could influence this conclusion in the future.

Goodwill recorded for the merger with CFBanc Corporation during the second quarter of 2021 was $25.9 million.

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

Revenue Recognition

ASC 606, Revenue from Contracts with Customers (“ASC 606”) establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle of this standard requires the Company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. Most of our revenue‑generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans and investment securities, as these activities are subject to other GAAP discussed elsewhere within our disclosures. The Company’s revenue stream that is within the scope of Topic 606 is primarily service charges on deposit accounts, which consist of monthly service fees, check orders, and other deposit account related fees. The Company’s performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transaction based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

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

Comprehensive Income

Comprehensive income consists of the net income from operations and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available‑for‑sale, net of tax, which are also recognized as separate components of equity.

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

Fair values are estimated using relevant market information and other assumptions, as more fully disclosed in Note 8 “Fair Value.” Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Operating Segments

The Company operates one reportable segment — banking. The Company’s chief executive officer is its chief operating decision maker (“CODM”). The CODM assesses operating performance and manages the allocation of resources primarily based on the Company’s consolidated operating results and financial condition. The factors considered in making this determination include all of the banking products and services offered by the Company are available in each branch of the Company, management does not allocate resources based on the performance of different lending or transaction activities, and how information is reviewed by the chief executive officer and other key decision makers. The CODM uses consolidated net income to benchmark the Company against its competitors and to monitor budget to actual results.  As a result, the Company determined that all services offered relate to banking.  Loans, investments, and deposits provide the revenues in the banking operation.  Interest expense, provisions for credit losses and payroll provide the significant expenses in the banking operation.  See the Company’s operating segment information in the consolidated statements of financial condition and the consolidated statements of operations and comprehensive income.

Accounting Pronouncements Recently Adopted

In November 2023, the FASB issued ASU 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The new ASU adds required disclosure of significant segments expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, as well as the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance. The ASU also clarifies that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance, an entity may report one or more of those additional measures of segment profit; however, at least one of the reported segment profit or loss measures should be the measure that is most consistent with the measurement principals used in measuring the corresponding amounts in the entity’s consolidated financial statements. Finally, the new ASU requires that an entity that has only one reportable segment provide all of the disclosures required by this ASU and all existing segment disclosures in Topic 280. The provisions of this ASU became effective, on a prospective basis, for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.  The amendments in this ASU did not affect the Company’s consolidated statements of financial condition or consolidated statements of operations and comprehensive loss; however, the required disclosures have been added.

Accounting Pronouncements Yet to Be Adopted

In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU address investor requests for more transparency about income tax information through improvements to income tax disclosures. The ASU enhances existing requirements that an entity disclose a tabular reconciliation, using both reporting currency amounts and percentages, of the entity’s reported income tax expense and the amount computed by multiplying income from continuing operations before income taxes by the applicable statutory Federal income tax rate by including specific categories in the rate reconciliation table and requiring additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5% of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). The ASU also includes requirements to disclose the amount of income taxes paid (net of refunds received) disaggregated by Federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid are equal to or greater than 5% of total income taxes paid. The amendments in this ASU are effective, on a prospective basis, for annual periods beginning after December 31, 2024. Early adoption is permitted. The amendments in this ASU will not affect the Company’s consolidated statements of financial condition or consolidated statements of operations and comprehensive income; however, the required disclosures will be added to the Company’s consolidated financial statements after the ASU is adopted.

In November 2024, the FASB issued ASU 2024-03 – Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update require companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period.  The provisions of this ASU become effective for the Company for all annual and interim periods beginning January 1, 2027.  The adoption of ASU No. 2024-03 is not expected to have a material impact on the Company’s financial statements.  In January 2025, the FASB issued ASU 2025-01 – Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The purpose of this update is to clarify and affirm the initial effective date of adoption of ASU 2024-03 to be annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.

Note 2 – Capital

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

During the year ended December 31, 2024, the Company declared and paid ECIP dividends of $1.6 million on its non-cumulative redeemable perpetual preferred stock.

Note 3 – Securities

The following table summarizes the amortized cost and fair value of the available‑for‑sale investment securities portfolios at December 31, 2024 and December 31, 2023 and the corresponding amounts of unrealized gains (losses) which are recognized in accumulated other comprehensive loss:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2024:
Federal agency mortgage-backed securities	$62,853	$8	$(9,832)	$53,029
Federal agency Collateralized Mortgage Obligations (CMOs)	21,299	6	(1,247)	20,058
Federal agency debt	42,100	2	(2,068)	40,034
Municipal bonds	4,800	–	(412)	4,388
U. S. Treasuries	77,857	–	(667)	77,190
SBA pools	10,749	2	(1,588)	9,163
Total available-for-sale securities	$219,658	$18	$(15,814)	$203,862
December 31, 2023:
Federal agency mortgage-backed securities	$76,091	$3	$(9,316)	$66,778
Federal agency CMOs	24,720	–	(1,381)	23,339
Federal agency debt	50,893	–	(3,057)	47,836
Municipal bonds	4,833	–	(460)	4,373
U. S. Treasuries	167,055	–	(3,175)	163,880
SBA pools	12,386	4	(1,646)	10,744
Total available-for-sale securities	$335,978	$7	$(19,035)	$316,950

There were no sales of securities during the years ended December 31, 2024 or 2023.

The amortized cost and estimated fair value of all investment securities available-for-sale at December 31, 2024, by contractual maturities are shown below.  Contractual maturities may differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Due in one year or less	$85,890	$–	$(932)	$84,958
Due after one year through five years	37,790	2	(2,248)	35,544
Due after five years through ten years	21,691	13	(1,000)	20,704
Due after ten years	74,287	3	(11,634)	62,656
	$219,658	$18	$(15,814)	$203,862

The table below indicates the length of time individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2024:	(In thousands)
Federal agency mortgage-backed securities	$–	$–	$52,568	$(9,832)	$52,568	$(9,832)
Federal agency CMOs	–	–	19,303	(1,247)	19,303	(1,247)
Federal agency debt	–	–	37,508	(2,068)	37,508	(2,068)
Municipal bonds	–	–	4,388	(412)	4,388	(412)
U. S. Treasuries	–	–	77,190	(667)	77,190	(667)
SBA pools	629	(1)	8,179	(1,587)	8,808	(1,588)
Total	$629	$(1)	$199,136	$(15,813)	$199,765	$(15,814)

December 31, 2023:
Federal agency mortgage-backed securities	$–	$–	$66,575	$(9,316)	$66,575	$(9,316)
Federal agency CMOs	–	–	23,339	(1,381)	23,339	(1,381)
Federal agency debt	3,018	(37)	44,818	(3,020)	47,836	(3,057)
Municipal bonds	–	–	4,373	(460)	4,373	(460)
U. S. Treasuries	–	–	163,880	(3,175)	163,880	(3,175)
SBA pools	286	(1)	9,439	(1,645)	9,725	(1,646)
Total	$3,304	$(38)	$312,424	$(18,997)	$315,728	$(19,035)

Securities with a market value of $83.3 million were pledged as collateral for securities sold under agreements to repurchase as of December 31, 2024 and included $46.5 million of U.S. Treasuries, $27.1 million of federal agency debt, $5.5 million of federal agency mortgage-backed securities, and $4.2 million of SBA pools.  Securities with a market value of $89.0 million were pledged as collateral for securities sold under agreements to repurchase as of December 31, 2023 and included $47.8 million of U.S. Treasuries, $30.2 million of federal agency debt, and $11.0 million of federal agency mortgage-backed securities. Investment securities with a book value of $107.3 million and a fair value of $98.3 million were pledged as collateral to the Federal Reserve as of December 31, 2023 for borrowings under the Bank Term Funding Program.

At December 31, 2024 and 2023, there were no securities pledged to secure public deposits since those public deposits are under $250 thousand which are fully insured by FDIC. At December 31, 2024 and 2023, there were no holdings of securities by any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.  Accrued interest receivable on securities was $796 thousand and $1.2 million at December 31, 2024 and 2023, respectively, and is included in the consolidated statements of financial condition in accrued interest receivable.

At December 31, 2024 and 2023, there were no securities in nonaccrual status.  All securities in the portfolio were current with their contractual principal and interest payments.  At December 31, 2024 and 2023, there were no securities purchased with deterioration in credit quality since their origination, and there were no collateral dependent securities.

Note 4 – Loans Receivable Held for Investment

Loans receivable held for investment were as follows as of the periods indicated:

	December 31, 2024	December 31, 2023
	(In thousands)
Real estate:
Single-family	$23,566	$24,702
Multi-family	633,306	561,447
Commercial real estate	156,155	119,436
Church	9,470	12,717
Construction	80,948	89,887
Commercial – other	70,596	63,450
SBA loans (1)	1,142	14,954
Consumer	13	13
Gross loans receivable before deferred loan costs and premiums	975,196	886,606
Unamortized net deferred loan costs and premiums	2,116	1,971
	977,312	888,577
Credit and interest marks on purchased loans, net	(348)	(772)
Allowance for credit losses	(8,103)	(7,348)
Loans receivable, net	$968,861	$880,457

(1)	Including Paycheck Protection Program (PPP) loans.

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

The following tables summarize the activity in the allowance for credit losses on loans for the periods indicated:

	For the Year Ended December 31, 2024
	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance
	(In thousands)
Loans receivable held for investment:
Real estate:
Single-family	$260	$–	$–	$(64)	$196
Multi-family	4,413	–	–	155	4,568
Commercial real estate	1,094	–	–	35	1,129
Church	72	–	–	(18)	54
Construction	932	–	–	543	1,475
Commercial - other	529	–	–	141	670
SBA loans	48	–	–	(37)	11
Consumer	–	–	–	–	–
Total	$7,348	$–	$–	$755	$8,103

	For the Year Ended December 31, 2023
	Beginning Balance	Impact of CECL Adoption	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance
	(In thousands)
Loans receivable held for investment:
Real estate:
Single-family	$109	$214	$–	$–	$(63)	$260
Multi-family	3,273	603	–	109	428	4,413
Commercial real estate	449	466	–	107	72	1,094
Church	65	37	–	–	(30)	72
Construction	313	219	–	–	400	932
Commercial - other	175	254	–	–	100	529
SBA loans	–	20	–	–	28	48
Consumer	4	(4)	–	–	–	–
Total	$4,388	$1,809	$–	$216	$935	$7,348

The Company also recorded a recovery of provision for off-balance sheet loan commitments of $91 thousand and $2 thousand for the years ended December 31, 2024 and 2023, respectively.
The ACL increased to $8.1 million as of December 31, 2024, compared to $7.3 million as of December 31, 2023, primarily due to growth in the loan portfolio.

The Company evaluates loans collectively for purposes of determining the ACL in accordance with ASC 326. Collective evaluation is based on aggregating loans deemed to possess similar risk characteristics. In certain instances, the Company may identify loans that it believes no longer possess risk characteristics similar to other loans in the loan portfolio. These loans are typically identified from those that have exhibited deterioration in credit quality, since the specific attributes and risks associated with such loans tend to become unique as the credit deteriorates. Such loans are typically nonperforming, downgraded to substandard or worse, and/or are deemed collateral dependent, where the ultimate repayment of the loan is expected to come from the operation of or eventual sale of the collateral. Loans that are deemed by management to no longer possess risk characteristics similar to other loans in the portfolio, or that have been identified as collateral dependent, are evaluated individually for purposes of determining an appropriate lifetime ACL. The Company uses the remaining life approach, using the loan’s effective interest rate, for determining the ACL on individually evaluated loans, unless the loan is deemed collateral dependent, which requires evaluation based on the estimated fair value of the underlying collateral, less estimated selling costs. The Company may increase or decrease the ACL for collateral dependent loans based on changes in the estimated fair value of the collateral.

The following tables present collateral dependent loans by collateral type as of the date indicated:

December 31, 2024
	Single-Family	Multi-Family Residential	Church	Business Assets	Total
Real estate:	(In thousands)
Single-family	$–	$–	$–	$–	$–
Multi-family	–	–	–	–	–
Commercial real estate	–	–	–	–	–
Church	–	–	–	–	–
SBA loans	264	–	–	–	264
Total	$264	$–	$–	$–	$264

	December 31, 2023
	Single-Family	Multi-Family Residential	Church	Business Assets	Total
Real estate:	(In thousands)
Single-family	$45	$–	$–	$–	$45
Multi-family	–	5,672	–	–	5,672
Commercial real estate	–	–	65	–	65
Church	–	–	391	–	391
Commercial – other	–	–	–	268	268
Total	$45	$5,672	$456	$268	$6,441

At December 31, 2024, one $264 thousand individually evaluated loan was evaluated based on the estimated fair value  of the underlying collateral.   This loan had no associated ACL as of December 31, 2024 and was on nonaccrual status.

At December 31, 2023, $6.4 million of individually evaluated loans were evaluated based on the estimated fair value of the underlying collateral. These loans had an associated ACL of $112 thousand as of December 31, 2023.  None of these collateral dependent loans were on nonaccrual status at December 31, 2023. At December 31, 2023, no individually evaluated loans were evaluated using a discounted future cash flow approach.

Past Due Loans

The following tables present the aging of the recorded investment in past due loans by loan type as of the periods indicated:

	December 31, 2024
	30‑59 Days Past Due	60‑89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Real estate:
Single-family	$–	$6	$–	$6	$23,572	$23,578
Multi-family	–	–	–	–	636,259	636,259
Commercial real estate	–	–	–	–	156,076	156,076
Church	–	–	–	–	9,475	9,475
Construction	–	–	–	–	80,488	80,488
Commercial - other	–	–	–	–	70,281	70,281
SBA loans	–	264	–	264	878	1,142
Consumer	–	–	–	–	13	13
Total	$–	$270	$–	$270	$977,042	$977,312

	December 31, 2023
	30‑59 Days Past Due	60‑89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Real estate:
Single-family	$–	$–	$–	$–	$24,702	$24,702
Multi-family	–	401	–	401	563,017	563,418
Commercial real estate	–	–	–	–	119,436	119,436
Church	–	–	–	–	12,717	12,717
Construction	–	–	–	–	89,887	89,887
Commercial - other	–	–	–	–	63,450	63,450
SBA loans	379	–	–	379	14,575	14,954
Consumer	–	–	–	–	13	13
Total	$379	$401	$–	$780	$887,797	$888,577

The following table presents the recorded investment in non‑accrual loans by loan type as of the period indicated:

December 31, 2024	Nonaccrual with no Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans
Loans receivable held for investment:		(In thousands)

SBA loans	$264	$–	$264
Total non-accrual loans	$264	$–	$264

There were no non-accrual loans as of December 31, 2023.

There were no loans 90 days or more delinquent that were accruing interest as of December 31, 2024 or December 31, 2023. None of the non-accrual loans were delinquent.

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

The following table presents the amortized costs basis as of December 31, 2024 and the financial effect of loans modified to borrowers experiencing financial difficulty during the year ended December 31, 2024. There were no loan modifications to borrowers that were experiencing financial difficulty during the year ended December 31, 2023.

	December 31, 2024
	Term Extension	Percentage of Total Loan Type	Weighted Average Term Extension
	(In Thousands)
Real estate:
Commercial real estate	$792	0.51%	12 months
Construction	4,559	5.66%	17 months
Commercial - other	572	1.28%	14 months
Total	$5,923

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. For single-family residential, consumer and other smaller balance homogenous loans, a credit grade is established at inception, and generally only adjusted based on performance. Information about payment status is disclosed elsewhere herein. The Company analyzes all other loans individually by classifying the loans as to credit risk. This analysis is performed at least on an annual basis. The Company uses the following definitions for risk ratings:

●
Watch. Loans classified as watch exhibit weaknesses that could threaten the current net worth and paying capacity of the obligors. Watch graded loans are generally performing and are not more than 59 days past due. A watch rating is used when a material deficiency exists, but correction is anticipated within an acceptable time frame.

●
Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention that appears short-term in nature. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

●
Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well‑defined weakness or weaknesses that jeopardizes the liquidation of the debt. They are characterized by the distinct possibility that the institution may sustain some loss if the deficiencies are not corrected.

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

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination as of the date indicated:

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(In thousands)
Single-family:
Pass	$–	$543	$4,051	$1,809	$1,664	$13,597	$–	$21,664
Watch	–	–	–	729	1,185	–	–	1,914
Total	$–	$543	$4,051	$2,538	$2,849	$13,597	$–	$23,578

Multi-family:
Pass	$81,474	$77,739	$171,836	$126,386	$26,771	$89,581	$–	$573,787
Watch	–	5,633	15,731	14,761	–	10,480	–	46,605
Special Mention	–	–	3,227	3,150	–	–	–	6,377
Substandard	–	1,446	–	4,457	–	3,587	–	9,490
Total	$81,474	$84,818	$190,794	$148,754	$26,771	$103,648	$–	$636,259

Commercial real estate:
Pass	$49,143	$9,655	$20,841	$28,653	$21,150	$19,561	$–	$149,003
Watch	–	1,584	432	994	–	792	–	3,802
Substandard	–	3,271	–	–	–	–	–	$3,271
Total	$49,143	$14,510	$21,273	$29,647	$21,150	$20,353	$–	$156,076

Church:
Pass	$–	$2,442	$–	$2,148	$1,696	$1,002	$–	$7,288
Watch	–	376	–	–	–	618	–	994
Substandard	–	–	–	–	–	1,193	–	1,193
Total	$–	$2,818	$–	$2,148	$1,696	$2,813	$–	$9,475

Construction:
Watch	$8,876	$29,390	$227	$–	$–	$2,038	$–	$40,531
Substandard	–	4,076	31,823	4,058	–	–	–	39,957
Total	$8,876	$33,466	$32,050	$4,058	$–	$2,038	$–	$80,488

Commercial – other:
Pass	$1	$3	$7,575	$–	$2,768	$4,590	$–	$14,937
Watch	17,444	28,157	706	–	–	1,197	–	47,504
Special Mention	–	–	351	–	–	2,250	–	2,601
Substandard	–	–	–	106	571	4,562	–	5,239
Total	$17,445	$28,160	$8,632	$106	$3,339	$12,599	$–	$70,281

SBA:
Pass	$590	$–	$–	$–	$–	$64	$–	$654
Substandard	–	–	150	–	338	–	–	488
Total	$590	$–	$150	$–	$338	$64	$–	$1,142

Consumer:
Pass	$13	$–	$–	$–	$–	$–	$–	$13
Total	$13	$–	$–	$–	$–	$–	$–	$13

Total loans:
Pass	$131,221	$90,382	$204,303	$158,996	$54,049	$128,395	$–	$767,346
Watch	26,320	65,140	17,096	16,484	1,185	15,125	–	141,350
Special Mention	–	–	3,578	3,150	–	2,250	–	8,978
Substandard	–	8,793	31,973	8,621	909	9,342	–	59,638
Total loans	$157,541	$164,315	$256,950	$187,251	$56,143	$155,112	$–	$977,312

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
	(In thousands)
Single-family:
Pass	$–	$2,474	$1,862	$2,940	$1,485	$12,374	$–	$21,135
Watch	–	–	750	–	–	999	–	1,749
Special Mention	–	–	–	–	–	116	–	116
Substandard	–	–	–	1,365	–	337	–	1,702
Total	$–	$2,474	$2,612	$4,305	$1,485	$13,826	$–	$24,702

Multi-family:
Pass	$81,927	$183,295	$145,652	$27,356	$44,511	$47,119	$–	$529,860
Watch	–	4,686	6,203	–	1,186	6,474	–	18,549
Special Mention	–	–	899	–	–	1,344	–	2,243
Substandard	–	–	–	–	363	12,403	–	12,766
Total	$81,927	$187,981	$152,754	$27,356	$46,060	$67,340	$–	$563,418

Commercial real estate:
Pass	$9,881	$22,131	$26,019	$24,684	$6,718	$15,106	$–	$104,539
Watch	–	442	–	5,286	–	2,599	–	8,327
Special Mention	–	–	–	–	325	–	–	325
Substandard	–	–	–	–	–	6,245	–	6,245
Total	$9,881	$22,573	$26,019	$29,970	$7,043	$23,950	$–	$119,436

Church:
Pass	$2,923	$–	$2,210	$1,748	$–	$2,704	$–	$9,585
Watch	–	–	–	–	636	1,525	–	2,161
Substandard	–	–	–	–	–	971	–	971
Total	$2,923	$–	$2,210	$1,748	$636	$5,200	$–	$12,717

Construction:
Pass	$–	$1,109	$1,198	$–	$–	$–	$–	$2,307
Watch	42,300	35,179	5,484	–	–	2,097	–	85,060
Special Mention	–	–	2,520	–	–	–	–	2,520
Total	$42,300	$36,288	$9,202	$–	$–	$2,097	$–	$89,887

Commercial – other:
Pass	$15,000	$9,077	$87	$5,600	$–	$25,154	$–	$54,918
Watch	–	312	–	1,500	6,550	–	–	8,362
Special Mention	–	–	170	–	–	–	–	170
Total	$15,000	$9,389	$257	$7,100	$6,550	$25,154	$–	$63,450

SBA:
Pass	$11,809	$109	$2,453	$–	$16	$100	$–	$14,487
Special Mention	–	–	–	467	–	–	–	467
Total	$11,809	$109	$2,453	$467	$16	$100	$–	$14,954

Consumer:
Pass	$13	$–	$–	$–	$–	$–	$–	$13
Total	$13	$–	$–	$–	$–	$–	$–	$13

Total loans:
Pass	$121,553	$218,195	$179,481	$62,328	$52,730	$102,557	$–	$736,844
Watch	42,300	40,619	12,437	6,786	8,372	13,694	–	124,208
Special Mention	–	–	3,589	467	325	1,460	–	5,841
Substandard	–	–	–	1,365	363	19,956	–	21,684
Total loans	$163,853	$258,814	$195,507	$70,946	$61,790	$137,667	$–	$888,577

Allowance for Credit Losses for Off-Balance Sheet Commitments

The Company maintains an allowance for credit losses on off-balance sheet commitments related to unfunded loans and lines of credit, which is included in accrued expenses and other liabilities of the consolidated statements of financial condition. The Company applies an expected credit loss estimation methodology for off-balance sheet commitments. This methodology is commensurate with the methodology applied to each respective segment of the loan portfolio in determining the ACL for loans held-for-investment. The loss estimation process includes assumptions for the probability that a loan will fund, as well as the expected amount of funding. These assumptions are based on the Company’s own historical internal loan data.

The allowance for off-balance sheet commitments was $277 thousand and $364 thousand at December 31, 2024 and 2023, respectively. The recovery of credit losses for off-balance sheet commitments was $91 thousand and $2 thousand for the years ended December 31, 2024 and 2023, respectively.

Note 5 – Office Properties and Equipment, net

Year‑end office properties and equipment were as follows:

	December 31, 2024	December 31, 2023
	(In thousands)
Land	$5,322	$5,322
Office buildings and improvements	7,649	6,433
Furniture, fixtures, and equipment	1,214	2,318
	14,185	14,073
Less accumulated depreciation	(5,286)	(4,888)
Office properties and equipment, net	$8,899	$9,185

Depreciation expense was $424 thousand and $385 thousand for the years 2024 and 2023, respectively.

Note 6 – Leases

Effective October 1, 2021, the Bank entered into an operating lease for its administrative offices at 4601 Wilshire Boulevard in Los Angeles.

The ROU asset represents our right to use the underlying asset during the lease term. Operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized based on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate at the date of implementation of the new accounting standard. The ROU asset totaled $420 thousand and $655 thousand as of December 31, 2024 and 2023, respectively,  and was included in other assets on the consolidated statements of financial condition. The lease liability totaled $420 thousand and $655 thousand as of December 31, 2024 and 2023, respectively, and was included in accrued expenses and other liabilities on the consolidated statements of financial condition.

The operating lease has one 5-year extension option at the then fair market rate. As this extension option is not reasonably certain of exercise, it is not included in the lease term. The Bank has no finance leases.

The Company recognized rent expense of $242 thousand in 2024 and $305 thousand in 2023.

Additional information regarding our operating leases is summarized below for the periods indicated (dollars in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities for operating leases	$242	$242
ROU assets obtained in exchange for lease liabilities	–	–
Weighted average remaining lease term in months	21	33
Weighted average discount rate	5.5%	5.5%

The future minimum payments for operating leases with remaining terms of one year or more as of December 31, 2024 were as follows (in thousands):

Year ended December 31, 2025	$242
Year ended December 31, 2026	182
Total future minimum lease payments	424
Amounts representing interest	(4)
Present value of net future minimum lease payments	$420

Note 7 – Goodwill and Core Deposit Intangible

The following table presents the changes in the carrying amounts of goodwill and core deposit intangibles for the years ended December 31, 2024 and 2023:

	December 31, 2024
	Goodwill	Core Deposit Intangible
	(In thousands)
Balance at the beginning of the period	$25,858	$2,111
Amortization	–	(336)
Balance at the end of the period	$25,858	$1,775

	December 31, 2023
	Goodwill	Core Deposit Intangible
	(In thousands)
Balance at the beginning of the period	$25,858	$2,501
Amortization	–	(390)
Balance at the end of the period	$25,858	$2,111

No impairment charges were recorded during 2024 or 2023 for goodwill. Management’s assessment of goodwill is performed in accordance with ASC 350-20 – Intangibles-Goodwill and Other, which allows the Company to perform a qualitative assessment of goodwill to determine if it is more likely than not the fair value of the Company’s equity is below its carrying value. The Company performed its qualitative and quantitative assessment as of September 30, 2024 due to concerns regarding declines in the Company’s stock price.  No impairment charges were necessary as a result of the qualitative and quantitative assessments.

The carrying value and accumulated amortization related to the Company’s core deposit intangible consisted of the following at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
	(In thousands)

Core deposit intangible acquired	$3,329	$3,329
Less: accumulated amortization	(1,554)	(1,218)
	$1,775	$2,111

The following table outlines the estimated amortization expense related to the core deposit intangible during the next five fiscal years:

(In thousands)

2025	$315
2026	304
2027	291
2028	279
2029	267
Thereafter	319
$1,775

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
At December 31, 2024:
Securities available-for-sale:
Federal agency mortgage-backed securities	$–	$53,029	$–	$53,029
Federal agency CMOs	–	20,058	–	20,058
Federal agency debt	–	40,034	–	40,034
Municipal bonds	–	4,388	–	4,388
U.S. Treasuries	77,190	–	–	77,190
SBA pools	–	9,163	–	9,163

At December 31, 2023:
Securities available-for-sale:
Federal agency mortgage-backed	$–	$66,778	$–	$66,778
Federal agency CMO	–	23,339	–	23,339
Federal agency debt	–	47,836	–	47,836
Municipal bonds	–	4,373	–	4,373
U.S. Treasuries	163,880	–	–	163,880
SBA pools	–	10,744	–	10,744

There were no transfers between Level 1, Level 2, or Level 3 during the years ended December 31, 2024 or 2023.

Assets Measured on a Nonrecurring Basis

There were no assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2024 or 2023.

Fair Values of Financial Instruments

The carrying amounts and estimated fair values of financial instruments as of the periods indicated were as follows:

	Carrying	Fair Value Measurements at December 31, 2024
	Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$61,365	$61,365	$–	$–	$61,365
Securities available-for-sale	203,862	77,190	126,672	–	203,862
Loans receivable held for investment	968,861	–	–	942,920	942,920
Accrued interest receivable	5,001	5,001	–	–	5,001
Bank owned life insurance	3,321	3,321	–	–	3,321
Financial Liabilities:
Deposits	$745,399	$–	$669,695	$–	$669,695
FHLB advances	195,532	–	195,794	–	195,794
Securities sold under agreements to repurchase	66,610	–	66,070	–	66,070
Accrued interest payable	1,349	–	1,349	–	1,349

	Carrying	Fair Value Measurements at December 31, 2023
	Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$105,195	$105,195	$–	$–	$105,195
Securities available-for-sale	316,950	163,880	153,070	–	316,950
Loans receivable held for investment	880,457	–	–	746,539	746,539
Accrued interest receivable	4,938	4,938	–	–	4,938
Bank owned life insurance	3,275	3,275	–	–	3,275
Financial Liabilities:
Deposits	$682,635	$–	$536,171	$–	$536,171
FHLB advances	209,319	–	208,107	–	208,107
Securities sold under agreements to repurchase	73,475	–	72,597	–	72,597
Bank Term Funding Program borrowing	100,000	–	100,000	–	100,000
Note payable	14,000	–	–	14,000	14,000
Accrued interest payable	1,420	–	1,420	–	1,420

Note 9 – Deposits

Deposits are summarized as follows:

	December 31, 2024	December 31, 2023
	(In thousands)
Interest checking and other demand deposits	$251,538	$219,138
Non‑interest-bearing demand deposits	105,227	107,891
Money market deposits	125,862	127,590
Savings deposits	49,933	59,981
Certificates of deposit	212,839	168,035
Total	$745,399	$682,635

The Bank accepts two types of deposits from a deposit placement service called the Certificate of Deposit Account Registry Service (“CDARS”). Reciprocal deposits are the Bank’s own retail deposits in amounts in excess of the insured limits. The CDARS program allows banks to place their customers’ funds in FDIC‑insured certificates of deposit at other banks and, at the same time, receive an equal sum of funds from the customers of other banks in the CDARS Network. These deposits totaled $145.8 million and $114.8 million at December 31, 2024 and 2023, respectively and are not considered to be brokered deposits. The other type of deposit that may be accepted under the CDARS program is nonreciprocal deposits which are considered to be brokered funds. As of December 31, 2024 and 2023, the Bank had no such deposits.

As of December 31, 2024 and 2023, approximately $268.8 million and $286.4 million of our total deposits (including deposits from affiliates) were not insured by FDIC insurance, which represented 32% and 37% of total deposits, respectively.

Scheduled maturities of certificates of deposit for the next five years are as follows:

Maturity	Amount
(In thousands)
2025	$201,342
2026	8,772
2027	1,414
2028	1,228
2029	47
Thereafter	36
$212,839

Certificates of deposit of $250 thousand or more totaled $33.2 million and $23.5 million at December 31, 2024 and 2023, respectively.

The Company has a significant concentration of deposits with five long‑time customers that accounted for approximately 18% and 28% of its deposits as of December 31, 2024 and 2023, respectively. The Company expects to maintain the relationships with the customers for the near term.

Deposits from principal officers, directors, and their affiliates totaled $24.2 million and $21.3 million at December 31, 2024 and 2023, respectively.

Note 10 – Borrowings

The following table summarizes information relating to FHLB advances at or for the periods indicated:

	At or For the Year Ended December 31,
	2024	2023
	(Dollars in thousands)
FHLB Advances:
Average balance outstanding during the year	$199,893	$177,261
Maximum amount outstanding at any month‑end during the year	$209,298	$210,242
Balance outstanding at end of year	$195,532	$209,319
Weighted average interest rate at end of year	4.03%	4.91%
Average cost of advances during the year	4.79%	4.70%
Weighted average maturity (in months)	– (1)	2

(1)	The majority of FHLB advances are overnight borrowings

Each advance is subject to a prepayment penalty if paid before its maturity date. The advances were collateralized by $521.7 million and $435.4 million of commercial real estate loans at December 31, 2024 and 2023, respectively, under a blanket lien arrangement. Based on collateral pledged and the Company’s holdings of FHLB stock as of December 31, 2024, the Company was eligible to borrow up to an additional $174.3 million at year‑end 2024.

Scheduled maturities of FHLB advances are as follows:

Amount
(In thousands)
2025	$195,532
2026	–
$195,532

On December 27, 2023, the Company borrowed $100.0 million from the Federal Reserve under the Bank Term Funding Program (“BTFP”). This borrowing was paid off in December 2024. The interest rate on this borrowing was fixed at 4.84% and the borrowing matured on December 29, 2024. Investment securities with a book value of $107.3 million and a fair value of $98.3 million were pledged as collateral for this borrowing as of December 31, 2023.

In addition, the Bank had additional lines of credit of $10.0 million with other financial institutions as of December 31, 2024 and 2023. No amounts were drawn on the lines of credit at December 31, 2024 or 2023.

Note 11 – Securities Sold Under Agreements to Repurchase

The Bank enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Bank may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Bank to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Bank’s consolidated statements of financial condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. As of December 31, 2024, securities sold under agreements to repurchase totaled $66.6 million at an average rate of 3.62%. These agreements mature on a daily basis, but management expects the agreements to be available in the foreseeable future. The fair value of securities pledged totaled $83.3 million as of December 31, 2024 and included $46.5 million of U.S. Treasuries, $27.1 million of federal agency debt, $5.5 million of federal agency mortgage-backed securities, and $4.2 million of SBA pools.  As of December 31, 2023, securities sold under agreements to repurchase totaled $73.5 million at an average rate of 2.60%. The fair value of securities pledged totaled $89.0 million as of December 31, 2023 and included $47.8 million of U.S. Treasuries, $30.2 million of federal agency debt, and $11.0 million of federal agency mortgage-backed securities.

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

Note 13 – Employee Benefit Plans

401(k) Plans

In July of 2022, the Broadway Federal Bank 401(k) benefit plan and the City First Bank 401(k) benefit plan were combined into one plan called “the City First Bank 401(k) benefit plan” (the “401(k) Plan”). The 401(k) Plan allows employee contributions for substantially all employees up to 15% of their compensation, which are matched at a rate equal to 50% of the first 6% of compensation contributed. In addition, the 401(k) Plan makes a non-elective safe harbor contribution of 3% of each eligible employee’s compensation. Expenses related to the 401(k) plans totaled $476 thousand in 2024 and $447 thousand in 2023.

ESOP Plan

Employees participate in an Employee Stock Ownership Plan (“ESOP”) after attaining certain age and service requirements. During 2022, the ESOP purchased 58,369 shares of the Company’s common stock at an average cost of $8.57 per share for a total cost of $500 thousand which was funded with a $5 million line of credit from the Company. During 2023, the ESOP purchased 369,953 additional shares of the Company’s common stock at an average cost of $9.19 per share for a total cost of $3.4 million which was funded with the line of credit. Any loans or borrowings under the line of credit will be repaid from the Bank’s discretionary contributions to the ESOP, net of dividends paid, over a period of 20 years. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. When loan payments are made, shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid‑in capital. Dividends on allocated shares increase participant accounts. Dividends on unallocated shares will be used to repay the loan. At the end of employment, participants will receive shares for their vested balance. Compensation expense related to the ESOP was $202 thousand for 2024 and $307 thousand for 2023.

Shares held by the ESOP were as follows:

	December 31, 2024	December 31, 2023
	(Dollars in thousands)
Allocated to participants	127,804	134,444
Committed to be released	30,036	28,669
Suspense shares	428,804	458,829
Total ESOP shares	586,644	621,942
Fair value of unearned shares	$2,937	$4,217

During 2024 and 2023, 30,036 and 28,669 of ESOP shares were released for allocation to participants, respectively. The outstanding book balance of unearned ESOP shares at December 31, 2024 and 2023 was $4.2 million and $4.5 million, respectively, which is shown as unearned ESOP shares in the equity section of the consolidated statements of financial condition.

During December 2022, the Company issued a $5 million line of credit to the ESOP Plan for the purchase of additional shares. As of December 31, 2024 and December 31, 2023, the trustee for the ESOP had purchased 428,327 shares at a total cost of $3.9 million.

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

Income tax expense (benefit) was as follows:

	2024	2023
	(In thousands)
Current
Federal	$505	$300
State	504	398
Deferred
Federal	11	1,046
State	(206)	241
Total	$814	$1,985

Effective tax rates differ from the federal statutory rate of 21% applied to income before income taxes due to the following:

	2024	2023
	(In thousands)
Federal statutory rate times pre-tax net income	$581	$1,370
Effect of:
State taxes, net of federal benefit	211	512
Earnings from bank owned life insurance	(10)	(9)
Low-income housing credits	–	–
Change in valuation allowance	–	80
Tax effect of stock-based compensation	38	14
Other, net	(6)	18
Total	$814	$1,985

Year‑end deferred tax assets and liabilities were due to the following:

	2024	2023
	(In thousands)
Deferred tax assets:
Allowance for credit losses	$2,331	$2,008
Accrued liabilities	483	580
State income taxes	108	30
Stock compensation	196	196
Net operating loss carryforward	1,880	1,982
Partnership investment	292	340
General business credit	1,544	1,962
Alternative minimum tax credit	–	11
Net unrealized loss on securities available-for-sale	4,864	5,815
Right of use liability	127	196
Fair value adjustment on acquired loans	100	223
Other	166	212
Total deferred tax assets	12,091	13,555
Less: valuation allowance	(449)	(449)
Total deferred tax assets, net of valuation allowance	11,642	13,106
Deferred tax liabilities:
Section 481 adjustments to bad debts	–	–
Deferred loan fees/costs	(1,273)	(1,743)
Basis difference on fixed assets	(708)	(748)
FHLB stock dividends	(54)	(98)
Nonaccrual loan interest	–	–
Prepaid expenses	(172)	(180)
Right of use assets	(121)	(189)
Core deposit intangibles	(511)	(610)
Total deferred tax liabilities	(2,839)	(3,568)
Net deferred tax assets	$8,803	$9,538

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluated both positive and negative evidence, the amount of taxes paid in available carry‑back years, and the forecasts of future income and tax planning strategies. Based on this analysis, management determined that, as of December 31, 2024, a valuation allowance of $449 thousand was required on the Company’s deferred tax assets, which totaled $8.8 million (net of valuation allowance). As of December 31, 2023, a valuation allowance of $449 thousand was required on the Company’s deferred tax assets, which totaled $9.5 million (net of valuation allowance).

As of December 31, 2024, the Company had California net operating loss carryforwards of $22.0 million which will begin to expire in 2032 if not utilized. The Company also had federal general business credits of $1.5 million, which will begin to expire in 2033 if not utilized.

The Company did not have any unrecognized tax benefits as of December 31, 2024 or 2023.

2023 is the most recent tax year for which the Company has filed federal and state income or franchise tax returns. Federal tax years 2021 through 2023 remain open for the assessment of Federal income tax. California tax years 2020 through 2023 remain open for the assessment of California franchise tax. Washington, D.C. tax years 2021 through 2023 remain open for the assessment of D.C. franchise tax. The Company is not currently under examination by any tax authorities.

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

The following table summarizes stock option activity during the year ended December 31, 2024:

	Number Outstanding	Weighted Average Exercise Price
Outstanding at beginning of year	31,250	$12.96
Granted during the year	–	–
Exercised during the year	–	–
Forfeited or expired during the year	(18,750)	12.96
Outstanding at end of year	12,500	$12.96
Exercisable at end of year	12,500	$12.96

There was no stock-based compensation expense related to stock options during 2024 or 2023.

Options outstanding and exercisable at year‑end 2024 were as follows:

	Outstanding				Exercisable
Grant Date	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
February 24, 2016	12,500		$12.96		12,500	$12.96
	12,500	1.12 years	$12.96	$–	12,500	$12.96	$–

Stock Awards to Directors

In May 2024 and February 2023, the Company awarded 19,832 and 9,230 shares of common stock, respectively, to its directors under the LTIP, which are fully vested. The Company recorded $96 thousand and $95 thousand of compensation expense in the years ended December 31, 2024 and December 31, 2023, respectively, based on the fair value of the stock on the date of the award.

Restricted Stock Awards to Employees

In March 2022, the Company issued 61,908 shares of restricted stock to its officers and employees under the LTIP, of which 21,276 shares have been forfeited as of December 31, 2024. Each restricted stock award was valued based on the fair value of the stock on the date of the award. These awarded shares of restricted stock fully vest over periods ranging from 36 months to 60 months from their respective dates of grant. Stock-based compensation is recognized on a straight-line basis over the vesting period.  During 2024 and 2023, the Company recorded $88 thousand and $106 thousand, respectively, of stock-based compensation expense related to shares awarded to employees.

On June 21, 2023, the Company issued 92,720 shares of restricted stock to its officers and employees under the Amended and Restated LTIP, of which 23,997 shares have been forfeited as of December 31, 2024. Each restricted stock award was valued based on the fair value of the stock on the date of the award. These awarded shares of restricted stock fully vest over periods ranging from 36 months to 60 months from their respective dates of grant. Stock-based compensation is recognized on a straight-line basis over the vesting period. During the years ended December 31, 2024 and 2023, the Company recorded $113 thousand and $104 thousand, respectively, of stock-based compensation expense related to these restricted stock awards.

On March 26, 2024, and April 5, 2024, the Company issued 126,083 shares of restricted stock to its officers and employees under the Amended and Restated LTIP, of which 13,015 shares have been forfeited as of December 31, 2024. Each restricted stock award was valued based on the fair value of the stock on the date of the award. These awarded shares of restricted stock fully vest over periods ranging from 36 months to 60 months from their respective dates of grant.  Stock-based compensation is recognized on a straight-line basis over the vesting period. During the year ended December 31, 2024 the Company recorded $108 thousand of stock-based compensation expense related to these restricted stock awards.

As of December 31, 2024, 307,046 shares had been awarded under the Amended and Restated LTIP and 342,093 shares were available to be awarded.

A summary of restricted stock unit activity for the year ended December 31, 2024 is as follows:

	Restricted Stock Units (In thousands)	Weighted Average Grant Date Fair Value	Remaining Contractual Life (months)
Unvested at December 31, 2023	113,568	$9.12	39
Granted during period	145,915	5.73	36
Vested during period	(44,560)	–	–
Forfeited or expired during period	(30,049)	–	–
Unvested at December 31, 2024	184,874	$8.91	31

As of December 31, 2024, there was $1.6 million of total unrecognized equity-based compensation expense that the Company expects to recognize over the remaining contractual life.

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

	Actual		Minimum Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2024:
Community Bank Leverage Ratio	$189,009	13.96%	$121,897	9.00%
December 31, 2023:
Community Bank Leverage Ratio	$185,773	14.97%	$111,696	9.00%

At December 31, 2024, the Company and the Bank met all the capital adequacy requirements to which they were subject. In addition, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred that would materially adversely change the Bank’s capital classifications. From time to time, we may need to raise additional capital to support the Bank’s further growth and to maintain the “well capitalized” status.

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

The contractual amounts of financial instruments with off‑balance‑sheet risk at year‑end were as follows:

	2024	2023
	(In thousands)
Commitments to make loans	$6,201	$7,560
Unfunded construction loans	38,486	42,678
Unused lines of credit – variable rates	3,934	3,302

Commitments to make loans are generally made for periods of 60 days or less.

Note 18 – Parent Company Only Condensed Financial Information

Condensed financial information of Broadway Financial Corporation follows:

Condensed Balance Sheets
December 31,

	2024	2023
	(In thousands)
Assets
Cash and cash equivalents	$73,172	$77,457
Investment in bank subsidiary	205,928	200,830
Other assets	6,161	4,003
Total assets	$285,261	$282,290
Liabilities and stockholders’ equity
Accrued expenses and other liabilities	$104	$387
Stockholders’ equity	285,157	281,903
Total liabilities and stockholders’ equity	$285,261	$282,290

Condensed Statements of Income
Years Ended December 31,

	2024	2023
	(In thousands)
Interest income	$283	$268
Interest expense	–	–
Other expense	(988)	(1,099)
Loss before income tax and undistributed subsidiary income	(705)	(831)
Income tax benefits	209	196
Equity in undistributed subsidiary income	2,422	5,149
Net income	$1,926	$4,514

Condensed Statements of Cash Flows
Years Ended December 31,

	2024	2023
	(In thousands)
Cash flows from operating activities
Net income	$1,926	$4,514
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in undistributed subsidiary income	(2,422)	(5,149)
Stock awards expenses	593	396
Change in other assets	(2,927)	(1,618)
Change in accrued expenses and other liabilities	(290)	152
Net cash used in operating activities	(3,120)	(1,705)
Cash flows from investing activities
Capital distribution to bank subsidiary	–	–
Net cash used in investing activities	–	–
Cash flows from financing activities
Share repurchase - FDIC	–	(1,781)
Dividends declared and paid- ECIP	(1,567)	–
Increase in unreleased ESOP shares	–	(3,400)
Proceeds from repayment of ESOP loan	402	328
Net cash used in financing activities	(1,165)	(4,853)
Net change in cash and cash equivalents	(4,285)	(6,558)
Beginning cash and cash equivalents	77,457	84,015
Ending cash and cash equivalents	$73,172	$77,457

Note 19 – Earnings Per Common Share

The factors used in the earnings per common share computation follow:

	2024	2023
	(In thousands, except share and per share)
Net income attributable to Broadway Financial Corporation	$1,926	$4,514
Less: Net income attributable to participating securities	7	59
Less: Preferred stock dividends - ECIP	1,567	–
Income available to common stockholders	$352	$4,455

Weighted average common shares outstanding for basic earnings per common share	8,459,460	8,627,071
Add: Effects of unvested restricted stock awards	179,200	114,599
Weighted average common shares outstanding for diluted earnings per common share	8,638,660	8,741,670

Earnings per common share - basic	$0.04	$0.52
Earnings per common share - diluted	$0.04	$0.51

Diluted earnings per share for the year ended December 31, 2024 reflects preferred dividends of $0.18 per diluted common share.

Stock options for 12,500 and 31,250 shares of common stock for the years ended December 31, 2024 and 2023, respectively, were not considered in computing diluted earnings per common share because they were anti‑dilutive.

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

Note 20 – Subsequent Events

The Company evaluated its December 31, 2024 consolidated financial statements for subsequent events through the date these financial statements were issued.