Form 10-K/A
period 2024-12-31
BROADWAY FINANCIAL CORP \DE\
filed 2025-04-30
CIK 1001171

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY  NOTE

This amendment is being filed by Broadway Financial Corporation (the “Company”) to provide the information required by Part III of Form 10-K because the Company's proxy statement for the 2025 Annual Meeting of Stockholders will not be filed within 120 days after the end of the Company's 2024 fiscal year. Unless otherwise expressly stated herein, this amendment does not reflect any events occurring after the filing of the Company's original Annual Report on Form 10-K for the year ended December 31, 2024.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s certificate of incorporation provides that the board of directors of the Company (the “Board”) shall be divided into three classes of directors, with the term of one class of directors to expire each year. The class whose terms expire in 2025, currently consisting of Mr. Robert C. Davidson, Jr., Mr. Dutch C. Ross III, and Mr. John M. Driver, are to be elected at the Company’s 2025 Annual Meeting of Stockholders.  The membership of the Board and the membership of the board of directors of the Company’s wholly-owned banking subsidiary, City First Bank, National Association (the “Bank”) are identical.

Information Concerning Directors

Our Board currently consists of ten members.  The following table sets forth the names and information regarding the persons who are currently members of the Board.  There are no family relationships among any of our directors or executive officers.

Name	Age as of March 31, 2025	Director Since	Current Term Expires	Positions Currently Held with the Company and the Bank
DIRECTORS
Wayne-Kent A. Bradshaw	78	2012	2027	Director, Vice Chair
Marie C. Johns	73	2014*	2027	Lead Independent Director
Brian E. Argrett(1)	62	2011*	2026	Chair of the Board, President and Chief Executive Officer
Mary Ann Donovan	61	2020*	2026	Director
Robert C. Davidson, Jr.	79	2003	2025	Director
John M. Driver	60	2022	2025	Director
Mary Hentges (2)	66	2025	2026	Director
William A. Longbrake	82	2011*	2026	Director
David J. McGrady	69	1997*	2027	Director
Dutch C. Ross III	78	2016	2025	Director

*	Including service as a director of CFBanc Corporation prior to the Merger.

(1)	Mr. Argrett was elected as Chair of the Board, effective April 1, 2023.

(2)	Ms. Hentges was appointed to the Board, effective March 5, 2025.

Directors

Wayne-Kent A. Bradshaw was President and Chief Executive Officer of the Company and Broadway Federal Bank until the Merger of the Company with CFBanc, whereupon he became Chair of the Board of the Company and City First Bank, National Association. He relinquished his position as Chair of the Company in March 2023 and became Vice Chair effective April 1, 2023. Mr. Bradshaw joined the Company in February 2009 as President and Chief Operating Officer and was appointed Chief Executive Officer in January 2012. He was elected to serve as a director of both the Company and Broadway Federal Bank in September 2012. Prior to joining the Company, Mr. Bradshaw was the Regional President for Community and External Affairs of Washington Mutual Bank from 2003 to 2009. He was President and Chief Executive Officer of Los Angeles-based Family Savings Bank from 1989 until 2002 and Chief Deputy Superintendent for the California State Banking Department from 1981 to 1983. Mr. Bradshaw has served on many community and educational boards. He most recently served on the boards of directors of California State University Northridge, Northridge Hospital Medical Center, California Community Reinvestment Corporation, and the Western Bankers Association. He currently serves on the boards of the Federal Reserve Bank of San Francisco - Los Angeles Branch and Louisville High School.

Mr. Bradshaw has over 50 years of experience in financial management and banking. He has the proven ability to plan and implement programs that optimize opportunities to accelerate profitable growth in highly competitive environments. Mr. Bradshaw has extensive experience in community banking, commercial banking, and as a bank regulator, and his knowledge and experience qualify him to serve on the Board and as its Vice Chair.

Marie C. Johns has over 30 years of experience as a leader in business, civic, and government service. Ms. Johns focuses on community service in the areas of education and economic development. She served as President of Verizon Washington and was nominated by President Barack Obama to serve as Deputy Administrator of the U.S. Small Business Administration (“SBA”). In 2011, under Ms. Johns’ leadership and initiatives, the SBA lent more than $30 billion to more than 60,000 small businesses, a record in the history of the SBA. Over 10 years ago, Ms. Johns founded L&L Consulting, LLC (now PPC-Leftwich LLC), a business development, organizational effectiveness and public policy consulting practice, which is based in Washington, D.C. and where she continues to serve as CEO. Ms. Johns has served on several boards of directors, including the Federal City Council, the Economic Club of Washington, D.C., the Washington, D.C. Chamber of Commerce, WLR Foods (a poultry producer), Kaiser Permanente of the Mid-Atlantic Region, Hager Sharp (a communications and marketing firm), Document Systems Inc. (a document imaging and storage firm) and Harvest Bank of Maryland. Ms. Johns is a Trustee of Howard University where she chairs the Student Life Committee and serves as vice chair of the Governance Committee. Ms. Johns is a member of the Greater Washington, D.C. Business Hall of Fame, one of the Greater Washington Board of Trade’s “Leaders of the Year” and the recipient of over 100 awards from different organizations for her community service. Ms. Johns received her B.S. and M.P.A. degrees from the O’Neill School of Public and Environmental Affairs at Indiana University where she currently serves as a member of the Dean’s Council and she formerly served as a Board member for the Tobias Center for Leadership Excellence. Prior to the Merger Ms. Johns, served as a Director of CFBanc since 2014 and as Chair of the Board of CFBanc since 2018. She was appointed to be the Lead Independent Director of the Company in 2021.

Ms. Johns has over 30 years of executive management experience in the public and corporate sectors. She has served on a variety of private company and not-for-profit boards and her expertise in governance, regulatory issues, business development, and the Washington D.C. market qualify her to serve on the Board as our Lead Independent Director.

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

Currently, Mr. Argrett serves as Chairman of the Board of Directors of City First Enterprises, which is a bank holding company that holds equity in the Company. Mr. Argrett serves on the Board of IntraFi Network and the California Bankers Association. Mr. Argrett is a past Chairman and continues to serve on the Board of Directors of the Community Development Bankers Association. He also serves as a member of the Global Alliance on Banking on Values, and is a member of the Board of the Expanding Black Business Credit Initiative.

Mr. Argrett served as a director of the Board of Directors of the Federal Home Loan Bank of Atlanta from 2016 through December 2021, during which time he served as the Vice Chair of the Board, Chair of its Enterprise Risk and Operations Committee, as well as a member of its Finance Committee and its Audit and Compliance Committee.

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

Mr. Argrett’s extensive experience in the financial services and banking industries, public and private company board experience, knowledge and experience in the Washington D.C. and Southern California markets, and knowledge of the Bank’s business, history, organization, and mission, and executive management experience qualify him to serve on the Board and as its Chair.

Mary Ann Donovan has served as President and Chief Executive Officer of Raza Development Fund, a Latino-led and focused Community Development Financial Institution, since August 2022. Prior positions held by Ms. Donovan include Chief Operating Officer of Local Initiatives Support Corporation, Director of the United States Department of the Treasury’s Community Development Financial Institutions (“CDFI”) Fund, CEO of CoMetrics, Inc. (a social enterprise that provides affordable business intelligence tools to small businesses and nonprofit entities), Senior Policy Advisor to the White House from 2012 to 2013, working collaboratively with the Office of Social Innovation and the Council on Environmental Quality, and Chief Operating Officer of Capital Impact Partners, a certified CDFI. Ms. Donovan has been a thought leader and a board member of many of the highest performing organizations in the community development sector. Ms. Donovan has been a Senior Fellow at the Center for Community Investment. She has published papers and articles for the National Academy for Public Administration, the Federal Reserve Bank of San Francisco, the Federal Reserve Bank of Boston, Forbes, the Skoll World Forum on Social Entrepreneurship, and the Milken Review. Ms. Donovan has a B.A. degree in Economics from Allegheny College and an M.B.A. degree from the University of Maryland. Prior to the completion of the Merger, Ms. Donovan was a director of CFBanc and was appointed to be a director of the Company upon completion of the Merger.

Ms. Donovan’s operational experience, federal government public service, and community development knowledge and expertise, as well as her experience with corporate governance, marketing, and business development matters, all qualify her to serve on the Board.

Robert C. Davidson, Jr. served, until his retirement in 2007, in the position of Chairman and Chief Executive Officer of Surface Protection Industries, a paint and specialty coatings manufacturing company he founded in 1978 that became one of the leading African American-owned manufacturing companies in the United States and the largest in California. Previously, from 1972 to 1974, he co-founded and served as Vice President of Urban National Corporation, a private venture capital corporation that was focused specifically on investing in minority-controlled businesses. Mr. Davidson currently also serves on the boards of directors of Smithsonian American Art Museum (Chairman-Elect), Diversity Advisory Board at Toyota Motor North America, Morehouse College (Chairman Emeritus), Art Center College of Design (Chairman Emeritus), Cedars-Sinai Medical Center (Lifetime Member), and the University of Chicago Graduate School of Business Advisory Council.

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

Mr. Driver is currently an Independent Director at Vital Energy, Inc. (NYSE: VTLE). Additionally, he serves as Chair of the Board of Trustees of the Fleet Science Center in San Diego and is a former Board Member of the San Diego YMCA Overnight Camps. He is actively involved with Stanford University, serving as former Chair of the Stanford Associates Board of Governors, a guest lecturer for Stanford’s Department of Management Science and Engineering, is the former President of the Stanford Multicultural Alumni Club of San Diego and a recipient of the Stanford Governor’s Award in recognition of exemplary and long-standing volunteer service. He is NACD Directorship CertifiedTM and earned the NACD Certificate in Cybersecurity Oversight. Mr. Driver earned a B.S. degree in Industrial Engineering from Stanford University and a M.B.A. degree from The Tuck School of Business at Dartmouth College.

Mr. Driver has expertise in corporate governance, strategy, finance, acquisitions, international operations; enterprise, consumer, and mobile application software; enterprise computer systems & services, Internet-of-Things, global sales & marketing strategy, developing and patenting award-winning technologies. Mr. Driver’s knowledge and experience qualifies him to serve on the Board.

Mary M. Hentges joined the Board in March 2025. Ms. Hentges currently serves at Upstart Network, Inc., as Director, Arizona State University Foundation for a New American University, as Director, Upstart Holdings, Inc., as Independent Director from 2019, and Kaiser Permanente Bernard J. Tyson School of Medicine, as Director. Ms. Hentges also formerly worked at HP, Inc., as Finance Director from 1994 to 1999, Akili, Inc., as Independent Director from 2022 to 2024, CBS Interactive, Inc., as Chief Financial Officer from 2010 to 2012, Agilent Technologies, Inc., as Assistant Corporate Controller, Ernst & Young LLP, as Senior Manager, PayPal, Inc., as Chief Financial Officer & Vice President from 2003 to 2010, PricewaterhouseCoopers LLP, as Senior Manager-Audit, YapStone Holdings, Inc., as Chief Financial Officer & Executive Vice President from 2012 to 2014, Yapstone, Inc., as Chief Financial Officer from 2012 to 2014, and SoundThinking, Inc., as Chief Financial Officer from 2020 to 2021. Ms. Hentges received her undergraduate degree in 1981 from Arizona State University.

Ms. Hentges has over 30 years of leadership experience allocating capital, developing strategy, and leading global finance and administrative teams of small to large multi-national complex regulated corporations, and has been a CFO for over 20 years. Ms. Hentges’ experience and expertise qualify her to serve on the Board.

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

Dr. Longbrake has extensive experience in finance and investments, macroeconomics and monetary policy, risk management, housing, and public policy. His extensive experience in accounting, banking, community development, and corporate governance experience, along with his regulatory, finance, and capital markets experience with both public and private companies qualify him to serve on the Board.

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

Mr. McGrady’s experience in corporate governance and community development matters and legal expertise, as well as his background in finance and the real estate, mortgage, and tax credit industries, qualify him to serve on the Board.

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
Name	Age(1)	Principal Occupation during the Past Five Years

Zakariya H. Ibrahim	48
Executive Vice President and Chief Financial Officer of the Company since May 2024. Previously Executive Director, Head of Corporate Finance for Texas Capital Bancshares Inc., a U.S. bank holding company, since April 2022, and Senior Vice President and Director of Finance for TIAA Bank, A U.S. financial services company, from May 2019 until April 2022.

Elizabeth Sur	62
Executive Vice President, General Counsel and Chief Risk Officer of the Company and Bank since May 2024. Previously a Managing Director and Regulatory Intelligence executive at Wells Fargo Bank, a U.S. financial services company, since 2022 and Managing Director and Head of Regulatory Relations for Barclays Bank, a multinational banking company, from 2018 until 2022

John Tellenbach	57
Executive Vice President, West Commercial Regional Executive of the Company since February 2023. Senior Vice President and Chief Credit Officer of Malaga Bank, a community banking company, beginning in 2015.

LaShanya Washington	50
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

(1)	As of March 31, 2025.

(2)	Refers to Broadway Federal until April 1, 2021, the date on which Broadway Federal merged with and into City First, and to City First from and after that date.

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

Audit Committee and Audit Committee Financial Expert

The Audit Committee consists of Dr. Longbrake (Chair), Ms. Donovan, Mr. Driver, Ms. Hentges, and Ms. Johns. This committee is responsible for the engagement and oversight of the Company’s independent registered public accounting firm. The Audit Committee, together with the corresponding committee of the Bank’s board of directors, is also responsible for oversight of the internal audit function of the Company, and assessment of accounting and internal control policies. All the members of the Audit Committee are independent directors as defined under the Nasdaq listing standards. In addition, the Board has determined that Dr. Longbrake’s experience with accounting principles, financial reporting and evaluation of financial results qualifies him as an “audit committee financial expert,” as defined by the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

The Summary Compensation Table includes information concerning the compensation paid to or earned by our Chief Executive Officer (“CEO”) and our two other most highly compensated executive officers. Each executive is referred to herein as a named executive officer (“NEO”).

Name and Principal Position	Year	Salary	Stock Awards(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation(3)	Total ($)
Brian E. Argrett,	2024	$577,500	$153,171	$115,869	$40,732	$887,272
Chief Executive Officer	2023	$577,500	$275,000	$114,883	$75,876	$1,043,259
Zakariya H. Ibrahim,	2024	$248,504	$174,997	$-	$28,092	$451,593
Chief Financial Officer
Ruth McCloud,	2024	$270,000	$42,620	$39,751	$10,250	$362,621
Former Chief Operating Officer	2023	$270,000	$73,736	$46,621	$38,263	$424,620

(1)
This column reports the grant date fair value of restricted stock granted during each year reported. The amounts reported in this column have been calculated in accordance with FASB ASC Topic 718. A description of the methodologies and assumptions we use to value equity awards and the manner in which we recognize the related expense are described in Note 15 to our consolidated financial statements, Stock-Based Compensation.

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

(3)
Includes amounts paid by the Company to the 401(k) account of the NEO and allocations under the City First Bank, National Association Employee Stock Ownership Plan. Also includes perquisites and other benefits consisting of social club dues, automobile and telephone allowances, health benefits and life insurance premiums.

Employment Agreements

We are not party to an employment agreement with Mr. Ibrahim. Below is a description of the employment agreements in effect during 2024 with each of Mr. Argrett and Ms. McCloud.

Brian Argrett

The Company and Mr. Argrett are parties to an employment agreement effective November 17, 2021 (the Argrett “Employment Agreement”), providing for Mr. Argrett’s continued service as the Company’s President and Chief Executive Officer and a member of the Board and the board of directors of the Bank. The Argrett Employment Agreement has a five-year term beginning on April 1, 2021, subject to annual one-year automatic extensions thereafter unless the Company or Mr. Argrett provides at least 90-days’ prior written notice. Under the agreement, Mr. Argrett is entitled to an annual base salary, which was most recently set at $577,500 effective January 1, 2023, and which may be further increased but not decreased (other than in connection with an across-the-board reduction in salary applicable to other executive officers) in the Board’s discretion. Mr. Argrett’s target bonus is equal to 30% of his base salary based on the degree of achievement of specified business plan objectives as evaluated annually by the Compensation Committee. No bonus will be paid if the degree of achievement of the business plan objectives is less than 80%. The cash bonus will range from 24% of base salary if the degree of achievement of the business plan objectives is 80% up to a maximum of 37.5% of base salary if the degree of achievement of the business plan objectives is 125% or more.

Mr. Argrett is eligible for annual opportunities to receive grants of restricted stock, with the grant date value determined by the Compensation Committee based on the degree of achievement of specified performance metrics determined by the Company. The target grant date value of such grants for each year is 40% of base salary. No equity grants will be made if the degree of achievement of specified business plan objectives is less than 80%, and the grants will range in grant date value from 32% of base salary if the degree of achievement of the business plan objectives is 80% up to a maximum of 50% of base salary if the degree of achievement of the business plan objectives is 125% or more. All such awards will vest as to 33% on the first anniversary of grant, with the remainder vesting in equal monthly installments over the following 24 months, or in full in the event of Mr. Argrett’s death, disability, termination for Good Reason, or termination by the Company without Cause. “Cause” includes Mr. Argrett’s failure to substantially perform duties or material breach of the Argrett Employment Agreement or Company policy by Mr. Argrett (each after a permitted cure period); willful violation of law or regulation; conviction of a felony and certain other events of a comparable nature. “Good Reason” includes the demotion of Mr. Argrett or reduction of his authority or responsibilities; reduction of his salary (other than a reduction described above); failure to reelect him to the Board or the board of directors of the Bank; relocation of his current primary work location by more than 20 miles; or the Company’s material breach of the Argrett Employment Agreement (after a permitted cure period).

Under the Argrett Employment Agreement, Mr. Argrett is entitled to: (i) vacation of 30 days annually, with right to carry over up to 15 days of vacation; (ii) automobile allowance of $1,500 per month; (iii) medical, dental, life and long-term disability insurance, and other benefit programs provided to other senior executives of the Company; (iv) 401(k) plan participation with current Company matching contribution policy; and (v) social club dues in accordance with Company policy, including dues currently paid by the Company of $1,500 per month.

Mr. Argrett would be entitled to receive the following severance payments upon termination of his employment by the Company without Cause, by Mr. Argrett for Good Reason, or due to Disability. “Disability” under the agreement means that either (A) Mr. Argrett is deemed disabled for purposes of any group or individual long-term disability policy maintained by the Company that covers Mr. Argrett, or (B) in the good faith judgment of the Board, Mr. Argrett is substantially unable to perform his duties under the Argrett Employment Agreement for more than one hundred twenty (120) days, whether or not consecutive, in any twelve (12) -month period, by reason of a physical or mental illness or injury. Such payments would include the amount of any earned but unpaid bonus for services rendered by Mr. Argrett during the previous calendar year, plus 36 months of the base salary and other benefits summarized above (to the extent permitted under the applicable benefit plans) payable over that period in accordance with the Company’s normal payroll practices. If Mr. Argrett’s employment is terminated by the Company upon his death or due to Disability, Mr. Argrett will also receive any earned but unpaid bonus for services rendered during the calendar year of termination, provided that he was employed by the Company for at least six months during the calendar year of termination. If he is employed by the Company for less than the full calendar year in which the termination occurs, the bonus will be prorated based on the ratio of the number of days he is employed during the calendar year to 365 days. Payment of the severance payment is conditioned on the execution of a release of claims against the Company. If Mr. Argrett’s employment is terminated by the Company without Cause or by Mr. Argrett for Good Reason within two years after a Change in Control (as defined in the Argrett Employment Agreement), he will be entitled to receive the discounted present value of the severance in a lump sum payable within 10 days after a release of claims against the Company becomes effective. The Argrett Employment Agreement also contains customary prohibitions against solicitation of customers and employees and prohibitions against disclosure of confidential information of the Company.

Ruth McCloud

During 2024, Ruth McCloud served as Chief Operating Officer pursuant to an employment agreement (the “McCloud Employment Agreement”) entered into with the Company and the Bank effective in May 2017 and subsequently amended in certain respects. The McCloud Employment Agreements provided for an initial term of employment of three years, subject to annual one-year extensions by mutual agreement of the parties. The McCloud Employment Agreements provided for the payment of an annual base salary, which was $270,000 for 2023 and 2024.   The McCloud Employment Agreements also provided for participation in the Bank’s Employee Stock Ownership Plan, eligibility to receive equity-based awards pursuant to the Company’s 2018 Long-Term Incentive Plan of such types and in such amounts as are determined by the Board, and eligibility to participate in all employee benefit plans applicable to senior executive officers, including the Bank’s Incentive Plan, the Company’s 401(k) plan (with continuation of the Company’s employee contribution matching policy as of the effective date of the employment agreements), and medical, dental, life and long-term disability programs.

Ms. McCloud retired effective March 31, 2025.

The McCloud Employment Agreement contains post-employment non-solicitation provisions pursuant to which, for a period of twelve months following termination the executive is prohibited from (i) attempting to influence any customer of the Company or the Bank to discontinue use of the Company’s or the Bank’s services, or (ii) attempting to disrupt the relationship between the Company or the Bank and any of their respective employees, customers or other persons having specified relationships with the Company or the Bank.

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

At the end of the Incentive Plan year, each goal is assessed, and results calculated. The Compensation Committee, pursuant to the terms of the Incentive Plan, determined that the pre-established objectives for 2024 and 2023 were achieved at least in part, and those achievements were used by the Committee to determine the payouts for the annual incentive awards for the respective year and the restricted stock awards that were granted in 2024 and 2023.

Grants of Plan-Based Awards in 2024 and 2023

During 2024, a restricted stock award totaling 25,743 Class A shares was granted to Mr. Argrett under the Amended and Restated 2018 Long Term Incentive Plan. During 2023, a restricted stock award totaling 32,126 Class A shares was granted to Mr. Argrett under the 2018 Long Term Incentive Plan.

During 2024, restricted stock awards totaling 31,645 and 7,163 shares were granted to each of Mr. Ibrahim and Ms. McCloud, respectively, under the Amended and Restated 2018 Long Term Incentive Plan. During 2023, restricted stock awards totaling 8,614 shares were granted to Ms. McCloud under the 2018 Long Term Incentive Plan.

There were no grants of restricted stock units or stock options to the NEOs for the years ended December 31, 2024 or 2023.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning outstanding equity awards held by each NEO as of December 31, 2024.

	Option Awards				Restricted Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) (Exercisable)	Number of Securities Underlying Unexercised Options (#) (Unexercisable)(1)	Option Exercise Price ($)(2)	Option Expiration Date(3)	Number of Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)
Brian E. Argrett	—	—	—	—	52,882 (4)	$362,242
Zakariya Ibrahim	—	—	—	—	31,645 (5)	$216,768
Ruth McCloud	12,500	—	12.96	02/24/2026	16,638 (6)	$113,970

(1)	Options became fully vested on February 24, 2021.

(2)	Based upon the fair market value of a share of Company common stock on the date of grant.

(3)	Terms of outstanding stock options are for a period of ten years from the date the option is granted.

(4)
5,935 of these shares vest on March 16, 2025, 10,602 of these shares vest on each of June 21 2025 and 2026, and with respect to the remaining 25,743 of these shares 33.3% vest on the one year anniversary of the grant date of March 24, 2026, and the remaining 66.6% of these shares vest ratably over the succeeding 24 months after the anniversary date.

(5)	These shares vest in equal annual installments on each of April 8, 2025, 2026 and 2027 for Mr. Ibrahim.

(6)
1,722 of these shares vest on March 16, 2025, 861 of these shares vest on March 16, 2026, and 1,723 shares vest on each of March 26, 2025, 2026, 2027 and 2028 and the remaining 7,163  of these shares vest in five equal annual installments on each anniversary of March 26, 2025.  Shares that remained unvested were forfeited at the time of retirement.

Insider Trading Policy

We have adopted an insider trading policy and related procedures which govern the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees that we believe are reasonably designed to promote compliance with insider trading law, rules and regulations, and the exchange listing standards applicable to the Company. In addition, from time to time, the Company may engage in transactions in its own securities, including share issuances and repurchases. The Company’s practices with respect to share issuances and repurchases, which are overseen by the Finance and Legal Departments (and, if appropriate, approved by the Board or appropriate committee), are designed to promote compliance with applicable insider trading and other securities laws, rules, regulations and listing standards. Transactions pursuant to equity-based compensation arrangements are conducted in accordance with the terms of the plans and agreements.

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

Equity Award Grant Practices

Equity awards are discretionary and are generally granted to our named executive officers in March of each year in connection with the annual review process. In certain circumstances, including the hiring or promotion of an officer, the Compensation and Benefits Committee may approve grants to be effective at other times. The Company does not currently grant stock options to its employees. The Compensation and Benefits Committee did not take material nonpublic information into account when determining the timing and terms of equity awards in 2024, and the Company does not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

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

Members of the Board do not receive separate compensation for their service on the board of directors of the Bank.

The following table summarizes the compensation paid to non-employee directors for the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)	Total
Wayne-Kent A. Bradshaw	$70,000	$12,000	$82,000
Robert C. Davidson	$70,000	$12,000	$82,000
Mary Ann Donovan	$62,500	$12,000	$74,500
John Driver	$62,500	$12,000	$74,500
Marie C. Johns	$77,500	$12,000	$89,500
William A. Longbrake	$70,000	$12,000	$82,000
David J. McGrady	$70,000	$12,000	$82,000
Dutch C. Ross III	$70,000	$12,000	$82,000

(1)	Includes payments of annual retainer fees, and retainer fees paid to chairs of Board committees.

(2)
The amounts shown reflect the aggregate fair value of stock awards on the grant date, as determined in accordance with FASB ASC Topic 718. For each director, the number of shares of Common Stock was determined by dividing the grant date value of the award, $12,000, by $4.84, the closing price of the Company’s Common Stock on May 24, 2024, the date of grant.  As of December 31, 2024, none of the directors held any outstanding equity awards.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued under equity compensation plans as of December 31, 2024.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2008 Long Term Incentive Plan	–	–	–
2018 Long Term Incentive Plan	12,500	$12.96	342,093
Equity compensation plans not approved by security holders:
None	–	–	–
Total	12,500	$12.96	342,093

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

Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information as of March 31, 2025 concerning the shares of the Company’s common stock owned by each person known to the Company to be a beneficial owner of more than 5% of the Company’s Voting Common Stock, each director or director nominee, each Named Executive Officer, and all current directors and executive officers as a group. Except as otherwise indicated, and subject to any interests of the reporting person’s spouse, we believe that the beneficial owners of common stock listed below, based on information furnished by such owners, have sole voting and investment power with respect to such shares. As of April 30, 2025, we had 6,133,044 shares of Voting Common Stock outstanding and 9,231,180 total Common Stock outstanding.

Beneficial Owner	Number of Shares of Voting Common Stock Beneficially Owned	Percent of Voting Common Stock	Number of Shares of Non-Voting Common Stock, Class B Beneficially Owned(1)	Number of Shares of Non-Voting Common Stock, Class C Beneficially Owned(2)	Percent of Total Common Stock Outstanding(3)
5% Beneficial Owners:
City First Enterprises(4)	861,843	14.05%	—	—	9.34%
City First Bank, National Association Employee Stock Ownership Trust(5)	592,389	9.66%	—	—	6.42%
Directors and Executive Officers(6):
Brian E. Argrett(7)	96,309	1.57%	—	—	*
Wayne-Kent A. Bradshaw	40,684	*	—	—	*
Robert C. Davidson(8)	18,452	*	—	—	*
Mary Ann Donovan	7,548	*	—	—	*
John M. Driver	6,536	*	—	—	*
Mary Hentges	—	*	—	—	*
Marie C. Johns	7,548	*	—	—	*
William A. Longbrake	15,048	*	—	—	*
David J. McGrady	7,548	*	—	—	*
Dutch C. Ross III	11,387	*	—	—	*
Zakariya H. Ibrahim	39,746	*	—	—	*
Ruth McCloud(9)	45,330	*	—	—	*
Current directors and executive officers as a group (13 persons)	250,806	4.09%	—	—	2.72%

*	Less than 1%.

(1)	The Class B non-voting common stock may not be converted to Voting Common Stock.

(2)
The Class C non-voting common stock may be converted to Voting Common Stock only upon the occurrence of certain prescribed forms of sales to third parties that are not affiliated with the holders thereof.

(3)
The total number of outstanding common shares as of March 31, 2025 was 9,231,180, which includes all outstanding shares of Class A voting common stock, Class B non-voting common stock, and Class C non-voting common stock.

(4)	The address for City First Enterprises is 1 Thomas Circle, NW, Suite 700, Washington, D.C. 20005.

(5)	The address for the City First Bank, National Association Employee Stock Ownership Trust (“ESOP”) is 1432 U Street, NW Washington, D.C. 20009

(6)	The address for each of the directors and named executive officers is 4601 Wilshire Boulevard, Suite 150, Los Angeles, CA 90010.

(7)	Includes 1,798 allocated shares under the ESOP.

(8)
Includes 8,750 shares that are held by the Robert and Alice Davidson Trust, dated August 11, 1982. Robert Davidson and Alice Davidson share investment and voting power with respect to the shares held by the Robert and Alice Davidson Trust in their capacities as trustees of the trust.

(9)	Includes 4,969 allocated shares under the ESOP and 12,500 shares subject to options granted under the LTIP, which options are all currently exercisable.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Transactions by us with related persons are subject to formal written policies, as well as regulatory requirements and restrictions. These requirements and restrictions include Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s Regulation W (which govern certain transactions by us with our affiliates) and the Federal Reserve’s Regulation O (which governs certain loans by the Bank to its executive officers, directors, and principal stockholders). We have adopted policies to comply with these regulatory requirements and restrictions. The Company’s current loan policy provides that all loans made by the Company or its subsidiary to its directors and executive officers or their associates must be made on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness who are not related to the Company and must not involve more than the normal risk of collectability or present other unfavorable features. As of December 31, 2024, the Company did not have any loans to related parties or affiliates. Loans to insiders and their related interests require approval by the Board, or a Board designated committee. We also apply the same standards to any other transactions with an insider. Personal loans made to any executive officer or director must comply with Regulation O. Additionally, loans and other related party transactions are subject to Audit Committee review and approval requirements.

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

Parents of Smaller Reporting Company

City First Enterprises is the owner of 861,843 shares of our Voting Common Stock, which represents approximately 14.05% of our Voting Common Stock outstanding. In addition, four members of our board – Mr. Argrett, our President and CEO, Dr. Longbrake, Mr. McGrady, and Ms. Donovan – are also members of the Board of Directors of City First Enterprises.

Director Independence

We have adopted standards for director independence pursuant to the Nasdaq listing standards. The Board has considered relationships, transactions, and/or arrangements with each of its directors, and has determined that all of the Company’s non-employee directors (Mr. Bradshaw, Mr. Davidson, Ms. Donovan, Mr. Driver, Ms. Hentges, Ms. Johns, Dr. Longbrake, Mr. McGrady, and Mr. Ross) are “independent” under applicable Nasdaq listing standards and Securities and Exchange Commission (“SEC”) rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee reviews and pre-approves all audit and non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services, in accordance with the pre-approval policies and procedures that have been established by the Audit Committee. All fees incurred in the years ended December 31, 2024 and 2023 for services rendered by Moss Adams were approved by the Audit Committee. No non-audit services were provided by Moss Adams for the years indicated.

The following table sets forth the aggregate fees billed to us by Moss Adams (Spokane, Washington, PCAOB ID 659) for the years indicated, inclusive of out-of-pocket expenses.

	2024	2023
	(In thousands)
Audit fees(1)	$583	$875
Audit-related fees	—	—
Tax fees (2)	$44	—
All other fees	—	—
Total fees	$627	$875

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

(2)	Aggregate fees billed for professional services rendered for the Agreed-Upon-Procedures and attestation to evaluate the Company’s Emergency Capital Investment Program quarterly supplemental reports.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)	List of Exhibits

Exhibit Number*

3.1	Amended and Restated Certificate of Incorporation of Registrant (Exhibit 3.1 to Form 8-K filed by Registrant on April 5, 2021)
3.2	Certificate of Amendment to Certificate of Incorporation of Registrant (Exhibit 3.1 to Form 8-K filed by the Registrant on November 1, 2023)
3.3	Bylaws of Registrant (Exhibit 3.2 to Form 8‑K filed by Registrant on August 24, 2020)
3.4	Certificate of Designations for the Series B Junior Participating Preferred Stock (Exhibit 3.1 to Form 8-K filed by Registrant on September 11, 2019)
3.5	Certificate of Designations of Senior Non-Cumulative Perpetual Preferred Stock, Series C (Exhibit 3.1 to Form 8-K filed by Registrant on June 8, 2022)
4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Exhibit 4.1 to Form 10-K filed by Registrant on April 15, 2022)
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

10.18	Stock Purchase Agreement, dated as of February 19, 2021, entered between Banner Bank and Registrant (Exhibit 10.25 to Form 10-K filed by Registrant on March 31, 2021)
10.19	Stock Purchase Agreement, dated as of February 19, 2021, entered between Citicorp Banking Corporation and Registrant (Exhibit 10.26 to Form 10-K filed by Registrant on March 31, 2021)
10.20	Stock Purchase Agreement, dated as of February 19, 2021, entered between First Republic Bank and Registrant (Exhibit 10.27 to Form 10‑K filed by Registrant on March 31, 2021)
10.21	Stock Purchase Agreement, dated as of February 19, 2021, entered between Gerald I. White and Registrant (Exhibit 10.28 to Form 10-K filed by Registrant on March 31, 2021)
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

10.26	Letter Agreement and Securities Purchase Agreement, dated June 7, 2022 (Exhibit 10.1 to Form 8-K filed by Registrant on June 8, 2022)
19.1^	Insider Trading Policy
21.1^	List of Subsidiaries
23.1^	Consent of Moss Adams LLP
31.1^	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2^	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1^	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2^	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
97.1	Compensation Clawback Policy (Exhibit 97.1 to Form 10-K filed by Registrant on May 20, 2024)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL (included as Exhibit 101).

**	Management contract or compensatory plan or arrangement.
^	Previously filed with the Company’s 2024 Form 10-K, originally filed with the SEC on March 31, 2025, which is being amended hereby.