Form 10-Q
period 2025-03-31
BROADWAY FINANCIAL CORP \DE\
filed 2025-07-24
CIK 1001171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Securities registered pursuant to Section 12(b) of the Act

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
Yes ☐   No ☒

As of July 17, 2025, 6,097,773 shares of the registrant’s Class A voting common stock, 1,425,574 shares of the registrant’s Class B non-voting common stock and 1,672,562 shares of the registrant’s Class C non-voting common stock were outstanding.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition
(In thousands, except share and per share amounts)
	March 31, 2025	December 31, 2024
	(Unaudited)
Assets:
Cash and due from banks	$2,040	$2,255
Interest-bearing deposits in other banks	13,754	59,110
Cash and cash equivalents	15,794	61,365
Securities available-for-sale, at fair value (amortized cost of $199,318 and $219,658)	185,938	203,862
Loans receivable held for investment, net of allowance of $8,774 and $8,103	971,231	968,861
Accrued interest receivable	5,624	5,001
Federal Home Loan Bank (“FHLB”) stock	4,616	9,637
Federal Reserve Bank (“FRB”) stock	3,543	3,543
Office properties and equipment, net	8,812	8,899
Bank owned life insurance	3,332	3,321
Deferred tax assets, net	8,103	8,803
Core deposit intangible, net	1,696	1,775
Goodwill	25,858	25,858
Other assets	3,472	2,786
Total assets	$1,238,019	$1,303,711

Liabilities and equity
Liabilities:
Deposits	$776,543	$745,399
Securities sold under agreements to repurchase	80,778	66,610
Borrowings	87,415	195,532
Accrued expenses and other liabilities	8,486	10,794
Total liabilities	953,222	1,018,335
Non-Cumulative Redeemable Perpetual Preferred stock, Series C; authorized 150,000 shares at March 31, 2025 and December 31, 2024; issued and outstanding 150,000 shares at March 31, 2025 and December 31, 2024; liquidation value $1,000 per share	150,000	150,000
Common stock, Class A, $0.01 par value, voting; authorized 75,000,000 shares at March 31, 2025 and December 31, 2024; issued 6,460,272 shares at March 31, 2025 and 6,349,455 shares at December 31, 2024; outstanding 6,133,044 shares at March 31, 2025 and 6,022,227 shares at December 31, 2024	64	63
Common stock, Class B, $0.01 par value, non-voting; authorized 15,000,000 shares at March 31, 2025 and December 31, 2024; issued and outstanding 1,425,574 shares at March 31, 2025 and December 31, 2024	14	14
Common stock, Class C, $0.01 par value, non-voting; authorized 25,000,000 shares at March 31, 2025 and December 31, 2024; issued and outstanding 1,672,562 at March 31, 2025 and December 31, 2024	17	17
Additional paid-in capital	143,169	142,902
Retained earnings	10,303	12,911
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(4,152)	(4,201)
Accumulated other comprehensive loss, net of tax	(9,508)	(11,223)
Treasury stock-at cost, 327,228 shares at March 31, 2025 and at December 31, 2024	(5,326)	(5,326)
Total Broadway Financial Corporation and Subsidiary equity	284,581	285,157
Non-controlling interest	216	219
Total liabilities and equity	$1,238,019	$1,303,711

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
 (Unaudited)
	Three Months Ended March 31,
	2025	2024
Interest income:
Interest and fees on loans receivable	$12,690	$11,129
Interest on available-for-sale securities	1,208	2,075
Other interest income	476	1,589
Total interest income	14,374	14,793

Interest expense:
Interest on deposits	4,199	2,799
Interest on borrowings	2,130	4,470
Total interest expense	6,329	7,269

Net interest income	8,045	7,524
Provision for credit losses	689	260
Net interest income after provision for credit losses	7,356	7,264

Non-interest income:
Service charges	43	40
Grants	25	–
Other	220	266
Total non-interest income	288	306

Non-interest expense:
Compensation and benefits	5,284	4,269
Occupancy expense	540	503
Information services	706	707
Professional services	700	1,410
Advertising and promotional expense	46	28
Supervisory costs	193	177
Corporate insurance	67	61
Amortization of core deposit intangible	79	84
Operational loss	1,943	–
Other	639	571
Total non-interest expense	10,197	7,810

Loss before income taxes	(2,553)	(240)
Income tax benefit	(692)	(57)
Net loss	$(1,861)	$(183)
Less: Net loss attributable to non-controlling interest	(3)	(19)
Net loss attributable to Broadway Financial Corporation	$(1,858)	$(164)
Less: Preferred stock dividends	750	–
Net loss attributable to common stockholders	$(2,608)	$(164)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available-for-sale arising during the period	$2,416	$(803)
Income tax expense (benefit)	701	(232)
Other comprehensive income (loss), net of tax	1,715	(571)

Comprehensive loss	$(893)	$(735)

Loss per common share-basic	$(0.30)	$(0.02)
Loss per common share-diluted	$(0.30)	$(0.02)

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,861)	$(183)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	689	260
Depreciation	102	164
Net change of deferred loan origination costs	114	137
Net accretion of premiums and discounts on available-for-sale securities	(57)	(253)
Accretion of purchase accounting marks on loans	(103)	(32)
Amortization of core deposit intangible	79	84
Director compensation expense	168	–
Accretion of premium on FHLB advances	–	(4)
Stock-based compensation expense	99	77
ESOP compensation expense	50	47
Earnings on bank owned life insurance	(11)	(11)
Change in assets and liabilities:
Net change in deferred taxes	–	(57)
Net change in accrued interest receivable	(623)	(700)
Net change in other assets	(686)	(9,857)
Net change in accrued expenses and other liabilities	(2,308)	(1,336)
Net cash used in operating activities	(4,348)	(11,664)

Cash flows from investing activities:
Net change in loans receivable held for investment	(3,070)	(46,405)
Principal payments on available-for-sale securities	20,396	23,157
Purchase of FHLB stock	(2,684)	(136)
Proceeds from redemption of FHLB stock	7,705	–
Purchase of office properties and equipment	(15)	(55)
Net cash provided by (used in) investing activities	22,332	(23,439)

Cash flows from financing activities:
Net change in deposits	31,144	12,859
Net change in securities sold under agreements to repurchase	14,168	(1,794)
Repayment of notes payable	–	(14,000)
Cash dividends paid - preferred	(750)	–
Proceeds from other borrowings	9,415	–
Proceeds from FHLB advances	176,500	–
Repayments of FHLB advances	(294,032)	(35)
Net cash used in financing activities	(63,555)	(2,970)
Net change in cash and cash equivalents	(45,571)	(38,073)
Cash and cash equivalents at beginning of the period	61,365	105,195
Cash and cash equivalents at end of the period	$15,794	$67,122
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,975	$5,913
Cash paid for income taxes	–	48

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Equity
(Unaudited)
	Three Months Ended March 31, 2025 and 2024
	Preferred Stock Non- Voting	Common Stock Voting	Common Stock Non- Voting	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Non- Controlling Interest	Total Equity
	(In thousands)
Balance at December 31, 2024	$150,000	$63	$31	$142,902	$(11,223)	$12,911	$(4,201)	$(5,326)	$219	$285,376
Net loss	–	–	–	–	–	(1,858)	–	–	(3)	(1,861)
Release of unearned ESOP shares	–	–	–	1	–	–	49	–	–	50
Stock-based compensation expense	–	1	–	98	–	–	–	–	–	99
Director stock compensation expense	–	–	–	168	–	–	–	–	–	168
Dividends declared and paid - preferred	–	–	–	–	–	(750)	–	–	–	(750)
Other comprehensive income, net of tax	–	–	–	–	1,715	–	–	–	–	1,715
Balance at March 31, 2025	$150,000	$64	$31	$143,169	$(9,508)	$10,303	$(4,152)	$(5,326)	$216	$284,797

Balance at December 31, 2023	$150,000	$62	$31	$142,601	$(13,525)	$12,552	$(4,492)	$(5,326)	$194	$282,097
Net loss	–	–	–	–	–	(164)	–	–	(19)	(183)
Release of unearned ESOP shares	–	–	–	(25)	–	–	72	–	–	47
Stock-based compensation expense	–	–	–	77	–	–	–	–	–	77
Other comprehensive loss, net of tax	–	–	–	–	(571)	–	–	–	–	(571)
Balance at March 31, 2024	$150,000	$62	$31	$142,653	$(14,096)	$12,388	$(4,420)	$(5,326)	$175	$281,467

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for quarterly reports on Form 10-Q. These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”) and, accordingly, should be read in conjunction with such audited consolidated financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

The Company operates one reportable segment — banking. The Company’s chief executive officer is its chief operating decision maker (“CODM”). The CODM assesses operating performance and manages the allocation of resources primarily based on the Company’s consolidated operating results and financial condition. The factors considered in making this determination include all of the banking products and services offered by the Company are available in each branch of the Company, management does not allocate resources based on the performance of different lending or transaction activities, and how information is reviewed by the chief executive officer and other key decision makers. The CODM uses consolidated net income to benchmark the Company against its competitors and to monitor budget to actual results.  As a result, the Company determined that all services offered relate to banking.  Loans, investments, and deposits provide the revenues in the banking operation.  Interest expense, provisions for credit losses and payroll provide the significant expenses in the banking operation.  See the Company’s operating segment information in the  unaudited consolidated statements of financial condition and the unaudited consolidated statements of operations and comprehensive income.

Except as discussed below, our accounting policies are described in Note 1 – Summary of Significant Accounting Policies of our audited consolidated financial statements included in the 2024 Form 10-K.

NOTE 2 – Loss Per Share and Equity

Basic loss per share of common stock is computed pursuant to the two-class method by dividing net income available to common stockholders less dividends paid on participating securities (unvested shares of restricted common stock) and any undistributed earnings attributable to participating securities by the weighted average common shares outstanding during the period. The weighted average common shares outstanding includes the weighted average number of shares of common stock outstanding less the weighted average number of unvested shares of restricted common stock. ESOP shares are considered outstanding for this calculation unless unearned. Diluted loss per share of common stock includes the dilutive effect of unvested stock awards and additional potential common shares issuable under stock options. Unvested restricted awards are considered outstanding for this calculation.

The following table shows how the Company computed basic and diluted loss per share of common stock for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands, except per share data)
Net loss attributable to Broadway Financial Corporation	$(1,858)	$(164)
Less: Net income (loss) attributable to participating securities	49	(4)
Less: Preferred stock dividends	(750)	–
Net loss available to common stockholders	$(2,559)	$(168)

Weighted average common shares outstanding for basic loss per common share	8,547,460	8,229,774
Add: Effects of unvested restricted stock awards	–	182,998
Weighted average common shares outstanding for diluted loss per common share	8,547,460	8,412,772

Loss per common share - basic	$(0.30)	$(0.02)
Loss per common share - diluted	$(0.30)	$(0.02)

Series C, Senior Non-Cumulative Perpetual Preferred Stock

On June 7, 2022, the Company issued 150,000 shares of Series C Preferred Stock with a liquidation preference of $1,000 per share for the capital investment of $150 million from the U.S. Treasury under the Emergency Capital Investment Program (“ECIP”).

The Series C Preferred Stock accrued no dividend for the first 24 months following the investment date. Thereafter, the dividend rate will be adjusted based on the qualified lending growth criteria listed in the terms of the ECIP investment with the annual dividend rate up to 2%. After the tenth anniversary of the investment date, the dividend rate will be fixed based on the average annual amount of lending in years 2 through 10. Dividends are payable quarterly in arrears on March 15, June 15, September 15, and December 15.

Established by the Consolidated Appropriations Act, 2021, the ECIP was created to encourage low- and moderate-income community financial institutions and minority depository institutions to provide loans, grants, and forbearance for small businesses, minority-owned businesses, and consumers, especially low-income and underserved communities, including persistent poverty counties, that may be disproportionately impacted by the economic effect of the COVID-19 pandemic by providing direct and indirect capital investments in low- and moderate-income community financial institutions.

The Series C Preferred Stock may be redeemed at the option of the Company on or after the fifth anniversary of issuance (or earlier in the event of loss of regulatory capital treatment), subject to the approval of the appropriate federal banking regulator and in accordance with the federal banking agencies’ regulatory capital regulations.

On January 14, 2025, the Company entered into the Option Agreement with the U.S. Treasury, which grants the Company the conditional option to repurchase the Series C Preferred Stock during the first 15 years following the Company’s issuance of the Preferred Stock. The purchase price for the Series C Preferred Stock under the Option Agreement is based on a formula approximate to the fair value of the Series C Preferred Stock as of the date the Option Agreement is executed, calculated as set forth in the Option Agreement, together with any accrued and unpaid dividends thereon and could represent a discount from the Preferred Stock’s liquidation amount.

The purchase option may not be exercised during the first 10 years following the Company’s sale of the Series C Preferred Stock (“the ECIP Period”) unless and until the Company meets at least one of the following three conditions (the “Threshold Conditions”): (1) an average of at least 60% of the Company’s loan originations qualify as “Deep Impact Lending” over any 16 consecutive quarters, (2) an average of at least 85% of the Company’s “total originations qualify as “Qualified Lending” over any 24 quarters or (3) the Series C Preferred Stock has a dividend rate of no more than 0.5% at each of six consecutive “Reset Dates,” in each case as defined in Option Agreement and the terms of the Series C Preferred. In addition to satisfying a Threshold Condition, the Option Agreement requires that the Company meet certain other eligibility conditions in order to exercise the purchase option in the future, including compliance with the terms of the original ECIP purchase agreement and the terms of the Series C Preferred Stock, maintaining qualification as either a certified community development financial institution or a minority depository institution and satisfying other legal and regulatory criteria. The Company may designate a Mission Aligned nonprofit Affiliate as the purchaser of the Series C Preferred Stock under the terms of the option agreement.

The earliest possible date by which a Threshold Condition may be met is June 30, 2028 which is the end of the sixteenth consecutive quarter following the Original Closing Date. However, the Company does not currently meet any of the Threshold Conditions to exercise the purchase option, and there can be no assurance if and when the Threshold Conditions will be met.

In addition to the requirement that a Threshold Condition be met, the Repurchase Agreement requires that the Company meet certain other eligibility conditions in order to exercise the purchase option in the future, including compliance with the terms of the original ECIP purchase agreement and the terms of the Preferred Stock, maintaining qualification as either a CDFI or an MDI, and meeting other legal and regulatory criteria. Although the Company currently meets the general eligibility criteria, other than satisfying one of the Threshold Conditions, there can be no assurance that the Company will meet such criteria in the future.

The Company began paying quarterly dividends on the Series C Preferred Stock beginning in the three month period ended June 30, 2024. Dividends on the Series C Preferred Stock totaled $750 thousand for the three months ended March 31, 2025 and has a current dividend rate of 2.0%.

NOTE 3 – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios as of the dates indicated and the corresponding amounts of unrealized gains and losses which were recognized in accumulated other comprehensive loss:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2025:
Federal agency mortgage-backed securities	$60,996	$8	$(8,673)	$52,331
Federal agency collateralized mortgage obligations (“CMO”)	20,235	7	(987)	19,255
Federal agency debt	42,141	2	(1,616)	40,527
Municipal bonds	4,791	–	(373)	4,418
U. S. Treasuries	60,916	–	(364)	60,552
U.S. Small Business Administration (“SBA”) pools	10,239	2	(1,386)	8,855
Total available-for-sale securities	$199,318	$19	$(13,399)	$185,938
December 31, 2024:
Federal agency mortgage-backed securities	$62,853	$8	$(9,832)	$53,029
Federal agency CMOs	21,299	6	(1,247)	20,058
Federal agency debt	42,100	2	(2,068)	40,034
Municipal bonds	4,800	–	(412)	4,388
U. S. Treasuries	77,857	–	(667)	77,190
SBA pools	10,749	2	(1,588)	9,163
Total available-for-sale securities	$219,658	$18	$(15,814)	$203,862

As of March 31, 2025, investment securities with a fair value of $78.6 million were pledged as collateral for securities sold under agreements to repurchase and included $41.7 million of U.S. Treasury securities, $27.4 million of federal agency debt securities, $5.5 million of federal agency mortgage-backed securities and $4.1 million of SBA pool investments. As of December 31, 2024, investment securities with a fair value of $83.3 million were pledged as collateral for securities sold under agreements to repurchase and included $46.5 million of U.S. Treasuries, $27.1 million of federal agency debt, $5.5 million of federal agency mortgage-backed securities, and $4.2 million of SBA pools. Accrued interest receivable on securities was $664 thousand and $796 thousand at March 31, 2025 and December 31, 2024, respectively, and is included in the consolidated statements of financial condition under accrued interest receivable.

At March 31, 2025, and December 31, 2024, there were no holdings of securities by any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The amortized cost and estimated fair value of all investment securities available-for-sale at March 31, 2025, by contractual maturities are shown below. Contractual maturities may differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Due in one year or less	$78,710	$–	$(669)	$78,041
Due after one year through five years	27,881	2	(1,670)	26,213
Due after five years through ten years	21,405	13	(824)	20,594
Due after ten years	71,322	4	(10,236)	61,090
	$199,318	$19	$(13,399)	$185,938

The table below indicates the length of time individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
March 31, 2025:
Federal agency mortgage-backed securities	$–	$–	$51,886	$(8,673)	$51,886	$(8,673)
Federal agency CMOs	–	–	16,995	(987)	16,995	(987)
Federal agency debt	–	–	38,003	(1,616)	38,003	(1,616)
Municipal bonds	–	–	4,418	(373)	4,418	(373)
U. S. Treasuries	–	–	60,552	(364)	60,552	(364)
SBA pools	587	(1)	7,925	(1,385)	8,512	(1,386)
Total unrealized loss position investment securities	$587	$(1)	$179,779	$(13,398)	$180,366	$(13,399)

December 31, 2024:
Federal agency mortgage-backed securities	$–	$–	$52,568	$(9,832)	$52,568	$(9,832)
Federal agency CMOs	–	–	19,303	(1,247)	19,303	(1,247)
Federal agency debt	–	–	37,508	(2,068)	37,508	(2,068)
Municipal bonds	–	–	4,388	(412)	4,388	(412)
U. S. Treasuries	–	–	77,190	(667)	77,190	(667)
SBA pools	629	(1)	8,179	(1,587)	8,808	(1,588)
Total unrealized loss position investment securities	$629	$(1)	$199,136	$(15,813)	$199,765	$(15,814)

At March 31, 2025, and December 31, 2024, all securities in the portfolio were current with their contractual principal and interest payments. At March 31, 2025, and December 31, 2024, there were no securities purchased with deterioration in credit quality since their origination. At March 31, 2025, and December 31, 2024, there were no collateral dependent securities.

The Company’s assessment of available-for-sale investment securities as of March 31, 2025 and December 31, 2024, indicated that an allowance for credit losses (“ACL”) was not required. The Company analyzed available-for-sale investment securities that were in an unrealized loss position and determined the decline in fair value for those securities was not related to credit, but rather related to changes in interest rates and general market conditions. As such, no ACL was recorded for available-for-sale securities as of March 31, 2025 or December 31, 2024. At both March 31, 2025 and December 31, 2024, approximately 98% of the securities held by the Company were issued by U.S. government-sponsored entities and agencies.  Because the decline in fair value is attributable to changes in interest rates and liquidity, and not credit quality, and because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company did not record expected credit loss during the quarters ended March 31, 2025 or 2024.

NOTE 4 – Loans Receivable Held for Investment

Loans receivable held for investment were as follows as of the periods indicated:

	March 31, 2025	December 31, 2024
	(In thousands)
Real estate:
Single-family	$23,056	$23,566
Multi-family	627,303	633,306
Commercial real estate	161,056	156,155
Church	9,286	9,470
Construction	84,076	80,948
Commercial – other	72,107	70,596
SBA loans	1,127	1,142
Consumer	125	13
Gross loans receivable before deferred loan costs and premiums	978,136	975,196
Unamortized net deferred loan costs and premiums	2,114	2,116
Gross loans receivable	980,250	977,312
Credit and interest marks on purchased loans, net	(245)	(348)
Allowance for credit losses	(8,774)	(8,103)
Loans receivable, net	$971,231	$968,861

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

The following tables summarize the activity in the allowance for credit losses on loans for the periods indicated:
	March 31, 2025
	Beginning Balance	Charge-offs	Recoveries	Provision (recapture)	Ending Balance
	(In thousands)
Loans receivable held for investment:
Single-family	$196	$–	$–	$(8)	$188
Multi-family	4,568	–	–	15	4,583
Commercial real estate	1,129	–	–	55	1,184
Church	54	–	–	(3)	51
Construction	1,475	–	–	(64)	1,411
Commercial - other	670	–	–	609	1,279
SBA loans	11	–	–	67	78
Total	$8,103	$–	$–	$671	$8,774

	March 31, 2024
	Beginning Balance	Charge-offs	Recoveries	Provision (recapture)	Ending Balance
	(In thousands)
Loans receivable held for investment:
Single-family	$260	$–	$–	$38	$298
Multi-family	4,413	–	–	(88)	4,325
Commercial real estate	1,094	–	–	15	1,109
Church	72	–	–	18	90
Construction	932	–	–	24	956
Commercial - other	529	–	–	193	722
SBA loans	48	–	–	4	52
Total	$7,348	$–	$–	$204	$7,552

The Company also recorded a provision for off-balance sheet loan commitments of $18 thousand and $56 thousand for the quarters ended March 31, 2025 and 2024, respectively.

The ACL increased from March 31, 2024 to March 31, 2025, primarily due to one new non-accrual loan. The loan was individually evaluated and a provision was taken for the full balance as there was no collateral.

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

The following table presents collateral dependent loans by collateral type as of the date indicated:

	March 31, 2025
	Single-Family	Multi-Family Residential	Church	Business Assets	Total
	(In thousands)
Commercial - other	$–	$–	$–	$262	$262
SBA Loans	–	–	–	338	338
Total	$–	$–	$–	$600	$600

	December 31, 2024
	Single-Family	Multi-Family Residential	Church	Business Assets	Total
	(In thousands)
SBA Loans	–	–	–	264	264
Total	$–	$–	$–	$264	$264

At March 31, 2025, $600 thousand of individually evaluated loans were evaluated based on the estimated fair value of the underlying collateral and one $522 thousand loan was individually evaluated using the remaining life approach. These loans had an associated ACL of $720 thousand as of March 31, 2025. The Company had three individually evaluated loans totaling $860 thousand on nonaccrual status at March 31, 2025.

At December 31, 2024, one $264 thousand individually evaluated loan was evaluated based on the estimated fair value of the underlying collateral.   This loan had no associated ACL and was on nonaccrual status as of December 31, 2024.

Past Due Loans

The following tables present the aging of the recorded investment in past due loans by loan type as of the dates indicated:

	March 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single-family	$–	$–	$–	$–	$23,077	$23,077
Multi-family	3,241	–	–	3,241	626,978	630,219
Commercial real estate	758	–	–	758	160,196	160,954
Church	–	–	–	–	9,292	9,292
Construction	–	–	–	–	83,645	83,645
Commercial - other	–	–	–	–	71,811	71,811
SBA loans	–	74	264	338	789	1,127
Consumer	–	–	–	–	125	125
Total	$3,999	$74	$264	$4,337	$975,913	$980,250

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single-family	$–	$6	$–	$6	$23,572	$23,578
Multi-family	–	–	–	–	636,259	636,259
Commercial real estate	–	–	–	–	156,076	156,076
Church	–	–	–	–	9,475	9,475
Construction	–	–	–	–	80,488	80,488
Commercial - other	–	–	–	–	70,281	70,281
SBA loans	–	264	–	264	878	1,142
Consumer	–	–	–	–	13	13
Total	$–	$270	$–	$270	$977,042	$977,312

The following tables present the recorded investment in non-accrual loans by loan type as of the dates indicated:
		March 31, 2025
	Nonaccrual with no Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans
	(In thousands)
Loans receivable held for investment:
Commercial - other	$–	$522	$522
SBA loans	–	338	338
Total non-accrual loans	$–	$860	$860

		December 31, 2024
	Nonaccrual with no Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans
	(In thousands)
Loans receivable held for investment:
SBA loans	$264	$–	$264
Total non-accrual loans	$264	$–	$264

There were no loans 90 days or more delinquent that were accruing interest as of March 31, 2025 or December 31, 2024.

Modified Loans to Troubled Borrowers

GAAP requires that certain types of modifications of loans in response to a borrower’s financial difficulty be reported, which consist of the following: (i) principal forgiveness, (ii) interest rate reduction, (iii) other-than-insignificant payment delay, (iv) term extension, or (v) any combination of the foregoing. The ACL for loans that were modified in response to a borrower’s financial difficulty is measured on a collective basis, as with other loans in the loan portfolio, unless management determines that such loans no longer possess risk characteristics similar to others in the loan portfolio. In those instances, the ACL for such loans is determined through individual evaluation. The table below shows loan modifications during the quarter.

The following table presents the amortized costs basis as of March 31, 2025 and the financial effect of loans modified to borrowers experiencing financial difficulty during the quarter ended March 31, 2025.  There were no loan modifications to borrowers that were experiencing financial difficulty during the quarter ended March 31, 2024.

	March 31, 2025
	Term Extension	Percentage of Total Loan Type	Weighted Average Term Extension
		(In Thousands)
Real estate:
Commercial real estate	$3,620	2.30%	8 months
Construction	4,549	5.55%	17 months
Commercial - other	522	0.74%	14 months
Total	$8,691

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

●
Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention that appears short term in nature. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

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

Loans that are not individually analyzed as part of the above-described process are considered to be pass rated loans.  Pass rated loans are generally well protected by the current net worth and paying capacity of the obligor and/or by the value of the underlying collateral.  Pass rated loans are not more than 59 days past due and are generally performing in accordance with the loan terms.

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination as of the date indicated:
	Term Loans Amortized Cost Basis by Origination Year - As of March 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
	(In thousands)
Single-family:
Pass	$–	$–	$540	$4,031	$1,814	$14,685	$–	$21,070
Watch	–	–	–	–	724	1,283	–	2,007
Total	$–	$–	$540	$4,031	$2,538	$15,968	$–	$23,077

Multi-family:
Pass	$–	$81,228	$77,490	$154,549	$117,983	$106,323	$–	$537,573
Watch	–	–	5,622	29,144	19,691	17,659	–	72,116
Special Mention	–	–	–	608	4,926	282	–	5,816
Substandard	–	–	1,412	5,844	4,427	3,031	–	14,714
Total	$–	$81,228	$84,524	$190,145	$147,027	$127,295	$–	$630,219

Commercial real estate:
Pass	$630	$49,703	$8,241	$21,193	$28,636	$37,428	$–	$145,831
Watch	–	–	1,371	430	986	5,177	–	7,964
Special Mention	–	–	1,578	–	–	788	–	2,366
Substandard	–	–	3,259	–	1,534	–	–	4,793
Total	$630	$49,703	$14,449	$21,623	$31,156	$43,393	$–	$160,954

Church:
Pass	$–	$–	$2,417	$–	$2,134	$3,191	$–	$7,742
Watch	–	–	371	–	–	–	–	371
Substandard	–	–	–	–	–	1,179	–	1,179
Total	$–	$–	$2,788	$–	$2,134	$4,370	$–	$9,292

Construction:
Pass	–	61	174	1,431	503	–	–	2,169
Watch	–	9,303	31,984	228	–	–	–	41,515
Special Mention	–	–	–	–	–	2,028	–	2,028
Substandard	–	–	4,206	31,213	2,514	–	–	37,933
Total	$–	$9,364	$36,364	$32,872	$3,017	$2,028	$–	$83,645

Commercial – other:
Pass	$–	$317	$3	$7,319	$–	$8,866	$–	$16,505
Watch	–	17,450	28,167	706	–	1,194	–	47,517
Special Mention	–	–	–	351	–	6,549	–	6,900
Substandard	–	–	–	–	106	783	–	889
Total	$–	$17,767	$28,170	$8,376	$106	$17,392	$–	$71,811

SBA:
Pass	$–	$585	$–	$–	$–	$54	$–	$639
Substandard	–	–	–	150	–	–	–	150
Doubtful	–	–	–	–	–	338	–	338
Total	$–	$585	$–	$150	$–	$392	$–	$1,127

Consumer:
Pass	$125	$–	$–	$–	$–	$–	$–	$125
Total	$125	$–	$–	$–	$–	$–	$–	$125

Total loans:
Pass	$755	$131,894	$88,865	$188,523	$151,070	$170,547	$–	$731,654
Watch	–	26,753	67,515	30,508	21,401	25,313	–	171,490
Special Mention	–	–	1,578	959	4,926	9,647	–	17,110
Substandard	–	–	8,877	37,207	8,581	4,993	–	59,658
Doubtful	–	–	–	–	–	338	–	338
Total loans	$755	$158,647	$166,835	$257,197	$185,978	$210,838	$–	$980,250

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(In thousands)
Single-family:
Pass	$–	$543	$4,051	$1,809	$1,664	$13,597	$–	$21,664
Watch	–	–	–	729	1,185	–	–	1,914
Total	$–	$543	$4,051	$2,538	$2,849	$13,597	$–	$23,578

Multi-family:
Pass	$81,474	$77,739	$171,836	$126,386	$26,771	$89,581	$–	$573,787
Watch	–	5,633	15,731	14,761	–	10,480	–	46,605
Special Mention	–	–	3,227	3,150	–	–	–	6,377
Substandard	–	1,446	–	4,457	–	3,587	–	9,490
Total	$81,474	$84,818	$190,794	$148,754	$26,771	$103,648	$–	$636,259

Commercial real estate:
Pass	$49,143	$9,655	$20,841	$28,653	$21,150	$19,561	$–	$149,003
Watch	–	1,584	432	994	–	792	–	3,802
Substandard	–	3,271	–	$–	$–	–	$–	$3,271
Total	$49,143	$14,510	$21,273	$29,647	$21,150	$20,353	$–	$156,076

Church:
Pass	$–	$2,442	$–	$2,148	$1,696	$1,002	$–	$7,288
Watch	–	376	–	–	–	618	–	994
Substandard	–	–	–	–	–	1,193	–	1,193
Total	$–	$2,818	$–	$2,148	$1,696	$2,813	$–	$9,475

Construction:
Watch	$8,876	$29,390	$227	$–	$–	$2,038	$–	$40,531
Special Mention	–	4,076	31,823	4,058	–	–	–	39,957
Total	$8,876	$33,466	$32,050	$4,058	$–	$2,038	$–	$80,488

Commercial – other:
Pass	$1	$3	$7,575	$–	$2,768	$4,590	$–	$14,937
Watch	17,444	28,157	706	–	–	1,197	–	47,504
Special Mention	–	–	351	–	–	2,250	–	2,601
Substandard	–	–	–	106	571	4,562	–	5,239
Total	$17,445	$28,160	$8,632	$106	$3,339	$12,599	$–	$70,281

SBA:
Pass	$590	$–	$–	$–	$–	$64	$–	$654
Special Mention	–	–	150	–	338	–	–	488
Total	$590	$–	$150	$–	$338	$64	$–	$1,142

Consumer:
Pass	$13	$–	$–	$–	$–	$–	$–	$13
Total	$13	$–	$–	$–	$–	$–	$–	$13

Total loans:
Pass	$131,221	$90,382	$204,303	$158,996	$54,049	$128,395	$–	$767,346
Watch	26,320	65,140	17,096	16,484	1,185	15,125	–	141,350
Special Mention	–	4,076	35,551	7,208	338	2,250	–	49,423
Substandard	–	4,717	–	4,563	571	9,342	–	19,193
Total loans	$157,541	$164,315	$256,950	$187,251	$56,143	$155,112	$–	$977,312

Allowance for Credit Losses for Off-Balance Sheet Commitments

The Company maintains an allowance for credit losses on off-balance sheet commitments related to unfunded loans and lines of credit, which is included in accrued expenses and other liabilities of the consolidated statements of financial condition. Upon the Company’s adoption of ASC 326, the Company applies an expected credit loss estimation methodology for off-balance sheet commitments. This methodology is commensurate with the methodology applied to each respective segment of the loan portfolio in determining the ACL for loans held-for-investment. The loss estimation process includes assumptions for the probability that a loan will fund, as well as the expected amount of funding. These assumptions are based on the Company’s own historical internal loan data.

The allowance for off-balance sheet commitments was $295 thousand and $277 thousand at March 31, 2025 and December 31, 2024, respectively.  This amount is included in accrued expenses and other liabilities on the consolidated statements of financial condition.  The provision for off-balance sheet commitments was $18 thousand for the quarter-ended March 31, 2025.

NOTE 5 – Goodwill and Core Deposit Intangible

The following tables present the changes in the carrying amounts of goodwill and core deposit intangibles for the three months ended March 31, 2025 and 2024:

	March 31, 2025
	Goodwill	Core Deposit Intangible
	(In thousands)
Balance at the beginning of the period	$25,858	$1,775
Additions	–	–
Amortization	–	(79)
Balance at the end of the period	$25,858	$1,696

	March 31, 2024
	Goodwill	Core Deposit Intangible
	(In thousands)
Balance at the beginning of the period	$25,858	$2,111
Additions	–	–
Amortization	–	(84)
Balance at the end of the period	$25,858	$2,027

The carrying amount of the core deposit intangible consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Core deposit intangible acquired	$3,329	$3,329
Less: Accumulated amortization	(1,633)	(1,554)
	$1,696	$1,775

The following table outlines the estimated amortization expense for the core deposit intangible during the next five fiscal years (in thousands):

Remainder of 2025	$236
2026	304
2027	291
2028	279
2029	267
Thereafter	319
$1,696

NOTE 6 – Borrowings

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated statements of financial condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. These agreements mature on a daily basis. As of March 31, 2025 securities sold under agreements to repurchase totaled $80.8 million at an average rate of 3.63%. The fair value of securities pledged totaled $78.6 million as of March 31, 2025. As of December 31, 2024, securities sold under agreements to repurchase totaled $66.6 million at an average rate of 3.62%. The fair value of securities pledged totaled $83.3 million as of December 31, 2024.

At March 31, 2025 and December 31, 2024, the Company had outstanding advances from the FHLB totaling $78.0 million and $195.5 million, respectively. The weighted average interest rate was 4.45% and 4.03% as of March 31, 2025 and December 31, 2024, respectively. The weighted average contractual maturity was less than one month as of both March 31, 2025 and December 31, 2024. The advances were collateralized by loans with an unpaid balance of $521.4 million and pledged securities with a balance of $94.5 million at March 31, 2025 and collateralized by loans with an unpaid balance of $521.7 million at December 31, 2024. The Company is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets to the extent the Company provides qualifying collateral and holds sufficient FHLB stock. Based on collateral pledged and FHLB stock held, the Company was eligible to borrow an additional $279.5 million as of March 31, 2025.

The Company has secured borrowings associated with participation loan transactions of $9.4 million as of March 31, 2025.

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

In addition, the Company had additional lines of credit of $10.0 million with other financial institutions as of March 31, 2025 and December 31, 2024. These lines of credit are unsecured, bear interest at the Federal funds rate as of the date of utilization and mature in 30 days.  There were no amounts outstanding under these lines of credit as of March 31, 2025 or December 31, 2024.

In connection with the New Market Tax Credit activities of the Bank, CFC 45 is a partnership whose members include CFNMA and City First New Markets Fund II, LLC. This community development entity acts in effect as a pass-through for a Merrill Lynch allocation totaling $14.0 million that needed to be deployed. In December 2015, Merrill Lynch made a $14.0 million non-recourse loan to CFC 45, whereby CFC 45 passed that loan through to a Qualified Active Low-Income Business (“QALICB”). The loan to the QALICB was secured by a Leasehold Deed of Trust that, due to the pass-through, non-recourse structure, was operationally and ultimately for the benefit of Merrill Lynch rather than CFC 45. Debt service payments received by CFC 45 from the QALICB were passed through to Merrill Lynch in return for which CFC 45 received a servicing fee. The financial statements of CFC 45 are consolidated with those of the Bank and the Company.

There were two notes for CFC 45. Note A was in the amount of $9.9 million with a fixed interest rate of 5.2% per annum. Note B was in the amount of $4.1 million with a fixed interest rate of 0.24% per annum. Quarterly interest only payments commenced in March 2016 and continued through March 2023 for Notes A and B. These notes were paid off during January 2024.

NOTE 7 – Fair Value

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an ordinary transaction between market participants on the measurement date.  There are three levels of inputs that may be used to measure fair values:

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
At March 31, 2025:
Securities available-for-sale:
Federal agency mortgage-backed securities	$–	$52,331	$–	$52,331
Federal agency CMOs	–	19,255	–	19,255
Federal agency debt	–	40,527	–	40,527
Municipal bonds	–	4,418	–	4,418
U.S. Treasuries	60,552	–	–	60,552
SBA pools	–	8,855	–	8,855

At December 31, 2024:
Securities available-for-sale:
Federal agency mortgage-backed securities	$–	$53,029	$–	$53,029
Federal agency CMOs	–	20,058	–	20,058
Federal agency debt	–	40,034	–	40,034
Municipal bonds	–	4,388	–	4,388
U.S. Treasuries	77,190	–	–	77,190
SBA pools	–	9,163	–	9,163

There were no transfers between Level 1, Level 2, or Level 3 during the three months ended March 31, 2025 and 2024.

As of March 31, 2025 and December 31, 2024, the Bank did not have any assets or liabilities carried at fair value on a nonrecurring basis.

Fair Values of Financial Instruments

The following tables present the carrying amount, fair value, and level within the fair value hierarchy of the Company’s financial instruments not recorded at fair value on a recurring basis as of March 31, 2025 and December 31, 2024.

		Fair Value Measurements at March 31, 2025
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$15,794	$15,794	$–	$–	$15,794
Securities available-for-sale	185,938	60,552	125,386	–	185,938
Loans receivable held for investment	971,231	–	–	944,507	944,507
Accrued interest receivable	5,624	399	453	4,772	5,624

Financial Liabilities:
Non interest bearing deposits	$94,588	$–	$94,588	$–	$94,588
Interest bearing deposits	419,531	–	419,531	–	419,531
Time deposits	262,424	–	261,728	–	261,728
Borrowings	87,415	–	87,415	–	87,415
Securities sold under agreements to repurchase	80,778	–	80,778	–	80,778
Accrued interest payable	1,704	–	1,704	–	1,704

		Fair Value Measurements at December 31, 2024
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$61,365	$61,365	$–	$–	$61,365
Securities available-for-sale	203,862	77,190	126,672	–	203,862
Loans receivable held for investment	968,861	–	–	942,920	942,920
Accrued interest receivable	5,001	5,001	–	–	5,001
Bank owned life insurance	3,321	3,321	–	–	3,321

Financial Liabilities:
Deposits	$745,399	$–	$669,695	$–	$669,695
Borrowings	195,532	–	195,794	–	195,794
Securities sold under agreements to repurchase	66,610	–	66,070	–	66,070
Accrued interest payable	1,349	–	1,349	–	1,349

In accordance with ASC 820, the fair value of financial assets and liabilities was measured using an exit price notion. Although the exit price notion represents the value that would be received to sell an asset or paid to transfer a liability, the actual price received for a sale of assets or paid to transfer liabilities could be different from exit price disclosed.

NOTE 8 – Stock-based Compensation

Prior to June 21, 2023, the Company issued stock-based compensation awards to its directors and officers under the 2018 Long Term Incentive Plan (“LTIP”) which allowed the grant of non-qualified and incentive stock options, stock appreciation rights, full value awards and cash incentive awards.  The maximum number of shares available to be awarded under the LTIP was 161,639 shares.

On June 21, 2023, stockholders approved an Amendment and Restatement of the 2018 Long Term Incentive Plan (“Amended and Restated LTIP”) which allows the issuance of 487,500 additional shares and brought the number of shares that may be issued under the Amended and Restated LTIP to 649,139 shares.

Stock-based compensation is recognized on a straight-line basis over the vesting period. During the three months ended March 31, 2025 and 2024, the Company recorded $99 thousand and $77 thousand of stock-based compensation expense, respectively. During the three months ended March 31, 2025 and 2024, the Company recorded $168 thousand and $0, respectively, of director stock compensation expense, which was determined using the fair value of the stock on the dates of the awards.

As of March 31, 2025, 417,863 shares had been awarded under the Amended and Restated LTIP and 231,251 shares were available to be awarded.  The following tables present stock award activity during the three months ended March 31, 2025 and 2024:

March 31, 2025
(In thousands)
Outstanding at the beginning of the period	184,874
Granted during period	111,527
Forfeited during period	(710)
Vested during period	(62,827)
Outstanding at the end of the period	232,864

March 31, 2024
(In thousands)
Outstanding at the beginning of the period	114,531
Granted during period	94,413
Forfeited during period	-
Vested during period	(11,834)
Outstanding at the end of the period	197,110

No stock options were granted, exercised or expired during the three months ended March 31, 2025 or 2024. During the three months ended March 31, 2025 and March 31, 2024, no stock options were forfeited.

Outstanding				Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
12,500	0.88 years	$12.96	$–	12,500	$12.96	$–

The Company did not record any stock-based compensation expense related to stock options during the three months ended March 31, 2025 or March 31, 2024.

NOTE 9 – ESOP Plan

Employees participate in an ESOP after attaining certain age and service requirements. During 2022, the ESOP purchased 58,369 shares of the Company’s common stock at an average cost of $8.57 per share for a total cost of $500 thousand which was funded with a $5 million line of credit from the Company. During 2023, the ESOP purchased 369,953 additional shares of the Company’s common stock at an average cost of $9.19 per share for a total cost of $3.4 million which was funded with the line of credit. Any loans or borrowings under the line of credit will be repaid from the Bank’s discretionary contributions to the ESOP, net of dividends paid, over a period of 20 years. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. When loan payments are made, shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. Dividends on allocated shares increase participant accounts. Dividends on unallocated shares will be used to repay the loan. At the end of employment, participants will receive shares for their vested balance. Compensation expense related to the ESOP was $50 thousand and $47 thousand for the three months ended March 31, 2025 and 2024, respectively.

Shares held by the ESOP were as follows:

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Allocated to participants	157,840	127,804
Committed to be released	7,338	30,036
Suspense shares	421,466	428,804
Total ESOP shares	586,644	586,644
Fair value of unearned shares	$3,022	$2,937

The value of unearned shares, which are reported as Unearned ESOP shares in the equity section of the consolidated statements of financial condition, was $4.2 million at both March 31, 2025 and December 31, 2024.

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

	Actual		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2025:
Community Bank Leverage Ratio	$187,391	15.24%	$110,642	9.00%
December 31, 2024:
Community Bank Leverage Ratio	$189,009	13.96%	$121,897	9.00%

At March 31, 2025, the Company and the Bank met all the capital adequacy requirements to which they were subject. In addition, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since March 31, 2025 that would materially adversely change the Bank’s capital classifications. From time to time, the Bank may need to raise additional capital to support its further growth and to maintain its “well capitalized” status.

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

At March 31, 2025, the Company maintained a $449 thousand valuation allowance on its deferred tax assets because the number of shares sold in the private placements completed on April 6, 2021 triggered limitations on the use of certain tax attributes under the Section 382 of the federal tax code. The ability to use net operating losses (“NOLs”) to offset future taxable income will be restricted and these NOLs could expire or otherwise be unavailable. In general, under Section 382 of the Code and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period.

The Company recorded an income tax benefit of $692 thousand for the first quarter of 2025, compared to an income tax benefit of $57 thousand for the first quarter of 2024.  The increase in income tax benefit reflected an increase of $2.3 million in pre-tax loss between the two periods. The effective tax rate was 27.11% for the first quarter of 2025, compared to 23.75% for the first quarter of 2024.

NOTE 12 – Concentrations

The Bank has a significant concentration of deposits with five customers that accounted for approximately 21% and 18% of its deposits as of March 31, 2025 and December 31, 2024, respectively. The Bank also has a significant concentration of short-term borrowings from one customer that accounted for 90% and 88% of the outstanding balance of securities sold under agreements to repurchase as of March 31, 2025 and December 31, 2024, respectively. The Company expects to maintain the relationships with these customers for the foreseeable future.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part I, Item 1 “Financial Statements,” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024. Certain statements herein are forward-looking statements within the meaning of Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the U.S. Securities Act of 1933, as amended that reflect our current views with respect to future events and financial performance. Forward-looking statements typically include words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue,” “poised,” “optimistic,” “prospects,” “ability,” “looking,” “forward,” “invest,” “grow,” “improve,” “deliver” and other similar expressions. These forward-looking statements are subject to risks and uncertainties, which could cause actual future results to differ materially from historical results or from those anticipated or implied by such statements. Readers should not place undue reliance on these forward-looking statements, which speak only as of their dates or, if no date is provided, then as of the date of this Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

Critical Accounting Policies and Estimates

Critical accounting policies are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations under different assumptions and conditions. This discussion highlights those accounting policies that management considers critical. All accounting policies are important; therefore, you are encouraged to review each of the policies included in Note 1 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in our 2024 Form 10-K to gain a better understanding of how our financial performance is measured and reported. Management has identified the Company’s critical accounting policies as follows:

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

Overview

Total assets decreased by $65.7 million at March 31, 2025, compared to December 31, 2024, reflecting decreases in cash and cash equivalents of $45.6 million, securities available-for-sale of $17.9 million and FHLB stock of $5.0 million, partially offset by an increase in net loans of $2.4 million.

Loans receivable held for investment, net of the ACL, increased by $2.4 million to $971.2 million at March 31, 2025, compared to $968.9 million at December 31, 2024.

Deposits increased by $31.1 million, or 4.2%, to $776.5 million at March 31, 2025, from $745.4 million at December 31, 2024.  The increase in deposits was attributable to an increase of $53.4 million in certificates of deposit accounts, partially offset of decreases of $9.6 million in Insured Cash Sweep (“ICS”) deposits, $6.5 million in liquid deposits (demand, interest checking, and money market accounts), $3.8 million in Certificate of Deposit Registry Service (“CDARS”) deposits, and $2.4 million in savings deposits.

Total borrowings decreased by $93.9 million to $168.2 million at March 31, 2025, from $262.1 million at December 31, 2024, primarily due to a $117.5 million decrease in FHLB advances, partially offset by a $14.1 million increase in securities sold under agreements to repurchase and a $9.4 million increase in secured borrowings associated with participation loan transactions.

For the three months ended March 31, 2025, the Company reported net loss before preferred dividends of $1.9 million  compared to net loss of $164 thousand for the three months ended March 31, 2024.  Net loss attributable to common stockholders was $2.6 million during the first quarter of 2025 after deducting preferred dividends of $750 thousand, compared to net loss attributable to common stockholders of $164 thousand for the first quarter of 2024.

During the first quarter of 2025, net interest income increased by $521 thousand, or 6.9%, to $8.0 million, compared to the first quarter of 2024.  The increase resulted from lower interest expense on borrowings, due to decreases in the average balance and average cost of borrowings, and an increase in interest and fees on loans receivable, primarily due to an increase in rates.  These increases were partially offset by an increase in interest expense on deposits and decreases in interest income on interest-earning deposits and available-for-sale securities. During the first quarter of 2025, non-interest expense increased $2.4 million, or 30.6%, compared to the first quarter of 2024, primarily due to a $1.9 million loss incurred from wire fraud, which will result in a gain if recovered. In addition, compensation and benefits expense increased $1.0 million, which included $122 thousand of severance expense which negatively impacted diluted loss per share by $0.01, partially offset by a $710 thousand decrease in professional services expense. During the first quarter of 2025, the provision for credit losses increased $429 thousand, from $260 thousand for the first quarter of 2024 to $689 thousand for the first quarter of 2025, primarily due to one new non-accrual loan.  The Company recorded an income tax benefit of $692 thousand for the first quarter of 2025 and an income tax benefit of $57 thousand for the first quarter of 2024. The increase in tax benefit reflected a decrease of $2.3 million in pre-tax income between the two periods.

Results of Operations

Net Interest Income

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

Net interest income before provision for credit losses for the first quarter of 2025 totaled $8.0 million, representing an increase of $521 thousand, or 6.9%, from net interest income before provision for credit losses of $7.5 million for the first quarter of 2024.  The increase resulted from a $2.3 million decrease in interest expense on borrowings, due to decreases in the average balance and average cost of borrowings.  The Company reduced borrowings to improve the net interest margin and to support capacity for future loan growth. The decrease in interest expense was complemented by a $1.6 million increase in interest and fees on loans receivable, primarily due to an increase in rates. These increases were partially offset by a $1.4 million increase in interest expense on deposits, due to increases in rates and the average balance of deposits, a $1.1 million decrease in interest income on interest-earning deposits due to decreases in rates and the average balance of interest-earning deposits, and an $867 thousand decrease in interest income on available-for-sale securities due to decreases in rates and the average balance of available-for-sale securities.

The net interest margin increased to 2.70% for the first quarter of 2025 from 2.27% for the first quarter of 2024, due to an increase in the average rate earned on interest-earnings assets, which increased to 4.82% for the first quarter of 2025 from 4.45% for the first quarter of 2024, and a decrease in the cost of funds, which decreased to 2.97% for the first quarter of 2025 from 3.02% for the first quarter of 2024.

The following table sets forth the average balances, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. The yields set forth below include the effect of deferred loan fees, and discounts and premiums that are amortized or accreted to interest income or expense. We do not accrue interest on loans on non-accrual status, but the balance of these loans is included in the total average balance of loans receivable, which has the effect of reducing average loan yields.

	For the Three Months Ended
	March 31, 2025			March 31, 2024
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Interest-bearing deposits	$28,958	$312	4.37%	$99,103	$1,344	5.42%
Securities	196,463	1,208	2.49%	305,615	2,075	2.72%
Loans receivable (1)	972,479	12,690	5.29%	909,965	11,129	4.89%
FRB and FHLB stock	11,188	164	5.94%	13,733	245	7.14%
Total interest-earning assets	1,209,088	$14,374	4.82%	1,328,416	$14,793	4.45%
Non-interest-earning assets	50,360			52,561
Total assets	$1,259,448			$1,380,977

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$119,101	$257	0.88%	$125,704	$1,444	4.59%
Savings deposits	48,712	68	0.57%	59,056	102	0.69%
Interest checking and other demand deposits	255,647	1,911	3.03%	227,504	143	0.25%
Certificate accounts	224,317	1,963	3.55%	163,116	1,110	2.72%
Total deposits	647,777	4,199	2.63%	575,380	2,799	1.95%
FHLB advances	149,135	1,529	4.16%	209,299	2,598	4.97%
Bank Term Funding Program borrowing	–	–	–%	100,000	1,203	4.81%
Other borrowings	67,275	601	3.62%	77,601	669	3.45%
Total borrowings	216,410	2,130	3.99%	386,900	4,470	4.62%
Total interest-bearing liabilities	864,187	$6,329	2.97%	962,280	$7,269	3.02%
Non-interest-bearing liabilities	108,632			137,035
Stockholders’ equity	286,629			281,662
Total liabilities and stockholders’ equity	$1,259,448			$1,380,977

Net interest rate spread (2)		$8,045	1.85%		$7,524	1.43%
Net interest rate margin (3)			2.70%			2.27%
Ratio of interest-earning assets to interest-bearing liabilities			139.90%			138.05%

(1)	Amount includes non-accrual loans.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

Provision for Credit Losses

For the three months ended March 31, 2025, the Company recorded a provision for credit losses of $689 thousand, compared to a provision for credit losses of $260 thousand for the three months ended March 31, 2024, primarily due to one new non-accrual loan. No loan charge-offs were recorded during the quarters ended March 31, 2025 or 2024.  The allowance for credit losses (“ACL”) increased to $8.8 million as of March 31, 2025, compared to $8.1 million as of December 31, 2024.  The Bank had three non-accrual loans at March 31, 2025 with an aggregate unpaid principal balance of $860 thousand.  Credit quality remains strong with non-accrual loans as a percentage of total loans at 0.09% and non-performing assets to total assets of 0.07% despite the addition of non-accrual loans.

Non-interest Expense

Total non-interest expense was $10.2 million for the first quarter of 2025, compared to $7.8 million for the first quarter of 2024, representing an increase of $2.4 million, or 30.6%. The increase was primarily due to a $1.9 million loss incurred from wire fraud, which will result in a gain if recovered. In addition, compensation and benefits expense increased $1.0 million, which included $122 thousand in severance expense, partially offset by a $710 thousand decrease in professional services expense. The increase in compensation and benefits expense was primarily attributable to the addition of full-time employees during 2024 in various production and administrative positions as part of the Bank’s efforts to expand its operational capabilities to grow its balance sheet.  The decrease in professional services expense was primarily due to a third-party firm reviewing certain general ledger account reconciliations, as well as other professional services, during the first quarter of 2024.

Income Taxes

The Company recorded an income tax benefit of $692 thousand for the first quarter of 2025 and income tax benefit of $57 thousand for the first quarter of 2024.  The increase in income tax benefit reflected a decrease of $2.3 million in pre-tax income between the two periods.  The effective tax rate was 27.11% for the first quarter of 2025, compared to 23.75% for the first quarter of 2024.

Financial Condition

Total Assets

Total assets decreased by $65.7 million at March 31, 2025, compared to December 31, 2024, reflecting decreases in cash and cash equivalents of $45.6 million, securities available-for-sale of $17.9 million and FHLB stock of $5.0 million, partially offset by an increase in net loans of $2.4 million.

Securities Available-For-Sale

Securities available-for-sale totaled $185.9 million at March 31, 2025, compared to $203.9 million at December 31, 2024. The $17.9 million decrease in securities available-for-sale during the three months ended March 31, 2025 was primarily due to maturities and principal paydowns.

The table below presents the carrying amount, weighted average yields and contractual maturities of our securities as of March 31, 2025. The table reflects stated final maturities and does not reflect scheduled principal payments or expected payoffs.

	March 31, 2025
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		More Than Ten Years		Total
	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield
	(Dollars in thousands)
Available‑for‑sale:
Federal agency mortgage‑backed securities	$27	0.25%	$1,404	1.28%	$7,732	1.67%	$43,168	2.59%	$52,331	2.42%
Federal agency CMO	–	–	311	0.92%	9,845	4.10%	9,099	3.29%	19,255	3.67%
Federal agency debt	17,462	1.47%	20,048	1.92%	3,017	4.85%	–	–	40,527	1.94%
Municipal bonds	–	–	2,964	1.54%	–	–	1,454	1.76%	4,418	1.62%
U.S. Treasuries	60,552	2.50%	–	–	–	–	–	–	60,552	2.50%
SBA pools	–	–	1,486	2.61%	–	–	7,369	2.48%	8,855	2.50%
Total	$78,041	2.27%	$26,213	1.87%	$20,594	3.30%	$61,090	2.66%	$185,938	2.46%

Loans Receivable Held for Investment

Loans receivable held for investment, net of the ACL, increased by $2.4 million to $971.2 million at March 31, 2025, compared to $968.9 million at December 31, 2024.

The following table presents loan categories by maturity for the period indicated. Actual repayments historically have, and will likely in the future, differ significantly from contractual maturities because individual borrowers generally have the right to prepay loans, with or without prepayment penalties.

	March 31, 2025
	One Year or Less	More Than One Year to Five Years	More Than Five Years to 15 Years	More Than 15 Years	Total

	(Dollars in thousands)
Loans receivable held for investment:
Single-family	$2,438	$8,394	$4,551	$7,673	$23,056
Multi-family	13,427	17,106	12,436	584,334	627,303
Commercial real estate	21,657	78,465	38,580	22,354	161,056
Church	835	2,694	5,757	–	9,286
Construction	44,925	38,157	994	–	84,076
Commercial - other	11,115	21,561	37,367	2,064	72,107
SBA loans	54	338	735	–	1,127
Consumer	125	–	–	–	125
	$94,576	$166,715	$100,420	$616,425	$978,136

Loans maturities after one year with:
Fixed rates
Single-family		$8,003	$1,526	$–	$9,529
Multi-family		13,149	8,218	–	21,367
Commercial real estate		70,890	29,057	–	99,947
Church		2,138	–	–	2,138
Construction		5,582	994	–	6,576
Commercial - other		6,561	36,356	–	42,917
SBA loans		–	–	–	–
Consumer		–	–	–	–
		$106,323	$76,151	$–	$182,474

Variable rates
Single-family		$391	$3,025	$7,673	$11,089
Multi-family		3,957	4,218	584,334	592,509
Commercial real estate		7,575	9,523	22,354	39,452
Church		556	5,757	–	6,313
Construction		32,575	–	–	32,575
Commercial - other		15,000	1,011	2,064	18,075
SBA loans		338	735	–	1,073
Consumer		–	–	–	–
		$60,392	$24,269	$616,425	$701,086

Total		$166,715	$100,420	$616,425	$883,560

Certain multi-family loans have adjustable-rate features based on the Secured Overnight Financing Rate but are fixed for the first five years. Our experience has shown that these loans typically payoff during the first five years and do not reach the adjustable-rate phase. However, in the current high interest rate environment, we have seen more borrowers maintain their loans instead of paying them off due to interest rate caps which make the adjusted interest rate on their existing loan more desirable than getting a new loan at current interest rates. Multi-family loans in their initial fixed period totaled $593.2 million or 61.2% of our loan portfolio as of March 31, 2025.

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

For the three months ended March 31, 2025, the Company recorded a provision for credit losses of $689 thousand, compared to a provision for credit losses of $260 thousand for the three months ended March 31, 2024, primarily due to one new non-accrual loan. No loan charge-offs were recorded during the quarters ended March 31, 2025 or 2024.  The ACL increased to $8.8 million as of March 31, 2025, compared to $8.1 million as of December 31, 2024.  The Bank had three non-accrual loans at March 31, 2025 with an unpaid principal balance of $860 thousand.

At March 31, 2025, $600 thousand of individually evaluated loans were evaluated based on the estimated fair value of the underlying collateral and one $522 thousand loan was individually evaluated using the remaining life approach. These loans had an associated ACL of $720 thousand as of March 31, 2025. The Company had three individually evaluated loans totaling $860 thousand on nonaccrual status at March 31, 2025.  At December 31, 2024, one $264 thousand individually evaluated loan was evaluated based on the estimated fair value of the underlying collateral. This loan had no associated ACL as of December 31, 2024 and was on nonaccrual status.

The Bank had non-accrual loans of $860 thousand at March 31, 2025.  Loan delinquencies for 30 days or more, but less than 59 days, increased to $4.0 million at March 31, 2025, from $0 at December 31, 2024 and loan delinquencies for 60 days or more, but less than 90 days, decreased to $74 thousand at March 31, 2025, from $270 thousand at December 31, 2024.  Loans past due greater than 90 days was $264 thousand at March 31, 2025, compared to $0 at December 31, 2024.

We believe that the ACL is adequate to cover currently expected losses in the loan portfolio as of March 31, 2025, but there can be no assurance that actual losses will not exceed the estimated amounts. The OCC and the Federal Deposit Insurance Corporation (“FDIC”) periodically review the ACL as an integral part of their examination process. These agencies may require an increase in the ACL based on their judgments of the information available to them at the time of their examinations.

The following table details our allocation of the ACL to the various categories of loans held for investment and the percentage of loans in each category to total loans at the dates indicated:

	March 31, 2025		December 31, 2024		March 31, 2024
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans

	(Dollars in thousands)
Single-family	$188	2.38%	$196	2.42%	$298	3.02%
Multi‑family	4,583	64.56%	4,568	64.94%	4,325	64.43%
Commercial real estate	1,184	16.26%	1,129	16.01%	1,109	13.37%
Church	51	0.96%	54	0.97%	90	1.35%
Construction	1,411	8.45%	1,475	8.30%	956	9.68%
Commercial	1,279	7.26%	670	7.24%	722	6.81%
SBA loans	78	0.12%	11	0.12%	52	1.34%
Consumer	–	0.01%	–	–	–	–
Total allowance for loan losses	$8,774	100.00%	$8,103	100.00%	$7,552	100.00%

Total Liabilities

Total liabilities decreased by $65.1 million to $953.2 million at March 31, 2025 from December 31, 2024, primarily due to a decrease of $117.5 million in FHLB advances, partially offset by a $31.1 million increase in deposits, a $14.2 million increase in securities sold under agreements to repurchase and a $9.4 million increase in secured borrowings associated with participation loan transactions.

Deposits

Deposits increased by $31.1 million, or 4.2%, to $776.5 million at March 31, 2025, from $745.4 million at December 31, 2024.  The increase in deposits was attributable to an increase of $53.4 million in certificates of deposit accounts, partially offset of decreases of $9.6 million in Insured Cash Sweep (“ICS”) deposits (ICS deposits are the Bank’s money market deposit accounts in excess of FDIC insured limits whereby the Bank makes reciprocal arrangements for insurance with other banks), $6.5 million in liquid deposits (demand, interest checking, and money market accounts), $3.8 million in Certificate of Deposit Registry Service (“CDARS”) deposits (CDARS deposits are similar to ICS deposits, but involve certificates of deposit, instead of money market accounts), and $2.4 million in savings deposits.

As of March 31, 2025, our uninsured deposits, including deposits from City First Bank and other affiliates, represented 34% of our total deposits, compared to 32% as of December 31, 2024.  We leverage our long-standing partnership with IntraFi Deposit Solutions to offer deposit insurance for accounts exceeding the FDIC deposit insurance limit of $250,000.

The following table presents the maturity of time deposits as of the dates indicated:

	Three Months or Less	Three to Six Months	Six Months to One Year	Over One Year	Total
	(In thousands)
March 31, 2025
Time deposits of $250,000 or less	$44,262	$46,305	$91,894	$3,948	$186,409
Time deposits of more than $250,000	12,359	45,976	10,206	7,474	76,015
Total	$56,621	$92,281	$102,100	$11,422	$262,424
Not covered by deposit insurance	$9,109	$40,726	$7,956	$6,473	$64,264
December 31, 2024
Time deposits of $250,000 or less	$46,350	$37,239	$92,028	$4,060	$179,677
Time deposits of more than $250,000	3,149	5,712	16,864	7,437	33,162
Total	$49,499	$42,951	$108,892	$11,497	$212,839
Not covered by deposit insurance	$1,399	$3,212	$12,363	$6,437	$23,411

Borrowings

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated statements of financial condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. These agreements mature on a daily basis. As of March 31, 2025 securities sold under agreements to repurchase totaled $80.8 million at an average rate of 3.63%. The fair value of securities pledged totaled $78.6 million as of March 31, 2025. As of December 31, 2024, securities sold under agreements to repurchase totaled $66.6 million at an average rate of 3.62%. The fair value of securities pledged totaled $83.3 million as of December 31, 2024.

At March 31, 2025 and December 31, 2024, the Company had outstanding advances from the FHLB totaling $78.0 million and $195.5 million, respectively. The weighted average interest rate was 4.45% and 4.03% as of March 31, 2025 and December 31, 2024, respectively. The weighted average contractual maturity was less than one month as of both March 31, 2025 and December 31, 2024. The advances were collateralized by loans with an unpaid balance of $521.4 million and pledged securities with a balance of $94.5 million at March 31, 2025 and collateralized by loans with an unpaid balance of $521.7 million at December 31, 2024. The Company is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets to the extent the Company provides qualifying collateral and holds sufficient FHLB stock. Based on collateral pledged and FHLB stock held, the Company was eligible to borrow an additional $279.5 million as of March 31, 2025.

The Company has secured borrowings associated with participation loan transactions of $9.4 million as of March 31, 2025.

One relationship accounted for 90% of our balance of securities sold under agreements to repurchase as of March 31, 2025. We expect to maintain this relationship for the foreseeable future.

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

In connection with the New Market Tax Credit activities of the Bank, CFC 45 is a partnership whose members include CFNMA and City First New Markets Fund II, LLC. This community development entity acts in effect as a pass-through for a Merrill Lynch allocation totaling $14.0 million that needed to be deployed. In December 2015, Merrill Lynch made a $14.0 million non-recourse loan to CFC 45, whereby CFC 45 passed that loan through to a Qualified Active Low-Income Business (“QALICB”). The loan to the QALICB was secured by a Leasehold Deed of Trust that, due to the pass-through, non-recourse structure, was operationally and ultimately for the benefit of Merrill Lynch rather than CFC 45. Debt service payments received by CFC 45 from the QALICB were passed through to Merrill Lynch in return for which CFC 45 received a servicing fee. The financial statements of CFC 45 are consolidated with those of the Bank and the Company.

Stockholders’ Equity

Stockholders’ equity was $284.6 million, or 23.0%, of the Company’s total assets, at March 31, 2025, compared to $285.2 million, or 21.9% of the Company’s total assets at December 31, 2024.  Stockholders’ equity decreased primarily due to a $2.6 million decrease in retained earnings, partially offset by a $1.7 million increase in accumulated other comprehensive loss, net of tax.  Book value per share was $14.58 at March 31, 2025 and $14.82 at December 31, 2024. Capital ratios remain strong with a Community Bank Leverage Ratio of 15.24% at March 31, 2025 compared to 13.96% at December 31,2024.

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

During May of 2024 and March of 2025, the Company issued 19,832 and 23,232 shares of stock, respectively, to its directors under the LTIP and Amended LIP, which were fully vested.

On March 24, 2025, the Company issued 88,295 shares of restricted stock to its officers and employees under the Amended and Restated LTIP. Each restricted stock award was valued based on the fair value of the stock on the date of the award.  All the shares issued to officers and employees vest over periods ranging from 36 months to 60 months.

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

	Common Equity Capital	Shares Outstanding	Per Share Amount
	(Dollars in thousands)
March 31, 2025:
Common book value	$134,581	9,231,180	$14.58
Less:
Goodwill	25,858
Net unamortized core deposit intangible	1,696
Tangible book value	$107,027	9,231,180	$11.59

December 31, 2024:
Common book value	$135,157	9,120,363	$14.82
Less:
Goodwill	25,858
Net unamortized core deposit intangible	1,775
Tangible book value	$107,524	9,120,363	$11.79

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet our obligations on a timely and cost-effective basis. The Bank’s sources of funds include deposits, advances from the FHLB and other borrowings, proceeds from the sale of loans and investment securities, and payments of principal and interest on loans and investment securities. The Bank is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. Based on FHLB stock held and collateral pledged as of March 31, 2025, the Bank had the ability to borrow an additional $279.5 million from the FHLB of Atlanta. In addition, the Bank had additional lines of credit of $10.0 million with other financial institutions as of March 31, 2025.

The Bank’s primary uses of funds include originations of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and the payment of operating expenses. Also, when the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank invests in federal funds with the Federal Reserve Bank or in money market accounts with other financial institutions. The Bank’s liquid assets at March 31, 2025 consisted of $15.8 million in cash and cash equivalents and $462 thousand in securities available-for-sale that were not pledged, compared to $61.4 million in cash and cash equivalents and $17.6 million in securities available-for-sale that were not pledged at December 31, 2024. Currently, we believe the Bank has sufficient liquidity to support growth over the next twelve months and in the longer term.

The Bank had commitments to fund $1.3 million in loans that were approved but unfunded as of March 31, 2025.  In addition, the bank had $3.9 million in unfunded line of credit loans and $40.0 million in unfunded construction loans as of March 31, 2025.

The Bank has a significant concentration of deposits with five customers that accounted for approximately 21% of its deposits as of March 31, 2025. The Bank also has a significant concentration of short-term borrowings with one customer that accounted for 90% of the outstanding balance of securities sold under agreements to repurchase as of March 31, 2025. The Bank has long-term relationships with these customers and expects to maintain its relationships with them for the foreseeable future.

The Company’s liquidity, separate from the Bank, is based primarily on the proceeds from financing transactions, such as the private placement completed in June of 2022 and previous private placements. The Bank is currently under no prohibition from paying dividends to the Company but is subject to restrictions as to the amount of the dividends based on normal regulatory guidelines.

The Company recorded consolidated net cash inflows from investing activities of $22.3 million during the three months ended March 31, 2025, compared to net cash outflows from investing activities of $23.4 million during the three months ended March 31, 2024. Net cash inflows from investing activities for the three months ended March 31, 2025 were primarily due to principal paydowns on available-for-sale securities of $20.4 million. Net cash outflows from investing activities during the three months ended March 31, 2024 were primarily due to funding of new loans, net of repayments, of $46.4 million, partially offset by $23.2 million in proceeds from principal paydowns on available-for-sale securities.

The Company recorded consolidated net cash outflows from financing activities of $63.5 million during the three months ended March 31, 2025, compared to consolidated net cash outflows of $3.0 during the three months ended March 31, 2024. Net cash outflows from financing activities during the three months ended March 31, 2025 were primarily due to repayments of FHLB advances of $294.0 million, partially offset by proceeds from FHLB advances of $176.5 million, a net increase in deposits of $31.1 million and a net increase in securities sold under agreements to repurchase. Net cash outflows from financing activities during the three months ended March 31, 2024 were primarily attributable to the repayment of a note of $14.0 million, partially offset by a net increase in deposits of $12.9 million.

Capital Resources and Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of March 31, 2025 and December 31, 2024, the Bank exceeded all capital adequacy requirements to which it is subject and meets the qualifications to be considered “well capitalized.” (See Note 10 – Regulatory Matters.)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of March 31, 2025 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. Based on the evaluation, management identified a material weakness related to the Company’s internal control over financial reporting and, as a result, concluded that the Company’s disclosure controls and procedures were ineffective as of March 31, 2025.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis. Management identified the following material weakness in the Company’s internal control over financial reporting:

The Company did not have controls in place to identify unusual or infrequent equity-related contracts entered into which could have a material impact on accounting and financial reporting.

Remediation Plans

Subsequent to the period covered by this Quarterly Report on Form 10-Q for the three months ended March 31, 2025, management has been developing and implementing a remediation plan to address the material weakness, to include, thorough discussion and review of all new unusual or infrequent equity-related contracts each quarter with documentation of accounting treatment and disclosure with respect to such transactions that could have a potential impact on the Company’s financial statements.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None

Item 1A.	RISK FACTORS

Management is not aware of any material changes to the risk factors that appeared under “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, other than those additional risks described below. You should carefully consider such risks and the other information in this Quarterly Report on Form 10-Q, any of which could materially and adversely affect the Company’s business, financial condition, results of operations and stock price. The risks described in this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not presently known to management or that management presently believes not to be material may also result in material and adverse effects on the Company’s business, financial condition, and results of operations.

The Company has identified a material weakness in its internal control over financial reporting.

As disclosed in “Part II - Item 4. Controls and Procedures,” of this Quarterly Report on Form 10-Q, management has identified a material weakness in the Company’s internal control over financial reporting. As a result, management concluded that the Company’s internal control over financial reporting and disclosure controls and procedures were not effective as of March 31, 2025. The Company is working to remediate the material weakness. However, there can be no assurance that these remediation efforts will be successful. In addition, these remediation efforts may place a burden on management and may result in additional expenses.

The Company cannot assure that additional significant deficiencies or material weaknesses in its internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties the Company experiences in their implementation, could result in additional material weaknesses, cause the Company to fail to meet its periodic SEC reporting obligations or result in material misstatements to its financial statements in future periods, any of which could cause investors or customers to lose confidence in the Company’s reported financial information, a decline in the trading price of the Company’s common stock or a delisting of the Company’s common stock from the Nasdaq Stock Market.

The Company may not qualify to repurchase its Series C Preferred Stock on favorable terms.

On June 7, 2022, the Company sold shares of its Series C Preferred Stock to the U.S. Treasury for the purchase price of $150 million under the Emergency Capital Investment Program, or “ECIP.” Under the ECIP program, the Treasury invested in depository institutions that are Community Development Financial Institutions or minority depository institutions (“MDIs”) to encourage lending to small businesses, minority-owned businesses and consumers in low-income and underserved communities.

Under terms of an ECIP Securities Purchase Option Agreement by between the Company and Treasury, if the Company meets certain conditions, the Company or the Company’s qualifying designee may repurchase the Series C Preferred Stock, potentially at a substantial discount (the “Repurchase Option”). To be eligible to exercise the Repurchase Option, the Company must, among other things, meet certain thresholds for “deep impact lending” or “qualified lending” (as defined in the ECIP’s guidelines), comply with the ECIP agreements and rules, continue to qualify as an MDI, and be “well-capitalized” under federal Prompt Corrective Action guidelines. The earliest possible date by which the Company could exercise the repurchase options (assuming it meets all required conditions) is June 30, 2028. There can be no assurance that the Company will ever satisfy the lending and other requirements necessary to exercise the Repurchase Option.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibit Number*
3.1	Amended and Restated Certificate of Incorporation of Registrant effective as of April 1, 2021 (Exhibit 3.1 to Form 8-K filed by Registrant on April 5, 2021)
3.2	Certificate of Amendment to Certificate of Incorporation of Registrant (Exhibit 3.1 to Form 8-K filed by Registrant on November 1, 2023)
3.3	Bylaws of Registrant (Exhibit 3.2 to Form 8-K filed by Registrant on August 24, 2020)
3.4	Certificate of Designations of Senior Non-Cumulative Perpetual Preferred Stock, Series C (Exhibit 3.1 to Form 8-K filed by Registrant on June 8, 2022)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Date: July 24, 2025	By:	/s/ Brian Argrett
Brian Argrett
Chief Executive Officer

Date: July 24, 2025	By:	/s/ Zack Ibrahim
Zack Ibrahim
Chief Financial Officer