Form 10-K/A
period 2024-12-31
BROADWAY FINANCIAL CORP \DE\
filed 2025-12-23
CIK 1001171

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Aggregate market value of the voting and non‑voting common stock held by non‑affiliates as of June 30, 2024: $38.1 million.

As of March 21, 2025, 6,022,227 shares of the registrant’s Class A voting common stock, 1,425,574 shares of the registrant’s Class B non-voting common stock and 1,672,562 shares of the registrant’s Class C non‑voting common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Report is incorporated by reference to the registrant’s Amendment No. 1 on Form 10-K/A that was filed with the Securities and Exchange Commission on April 30, 2025.

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

EXPLANATORY NOTE

Broadway Financial Corporation (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Form 10-K/A”) to amend and restate certain information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2025 (the “Original Form 10-K”), as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 30, 2025. As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2025, the Company’s management, with oversight of the Audit Committee of the Board of Directors of the Company, the holding company of City First Bank, National Association (“City First Bank”), concluded that the Company’s audited consolidated financial statements for the fiscal years ended December 31, 2024 and 2023, and the unaudited interim consolidated financial statements for the quarters ended March 31, 2024, June 30, 2024, and September 30, 2024 (collectively, the “Restated Periods”), each as previously filed with the SEC, should no longer be relied upon because of an error related to certain loan participation agreements and should therefore be restated. Specifically, the Company determined that several loan participation agreements originated by City First Bank and sold to other financial institutions did not meet the requirements in Accounting Standards Codification Topic 860 - Transfers and Servicing to be treated as sales for accounting purposes, and therefore should have been recorded as secured borrowing arrangements.

The related adjustment to the consolidated statements of financial condition for treating such transferred interests as secured borrowing arrangements as of December 31, 2024 and December 31, 2023, is to increase “Loans Receivable Held for Investment” by $31.1 million and $31.2 million, respectively, to reflect the fact that the transfers did not meet the requirements for sale accounting treatment, and to record a “Secured Borrowing” (included in Borrowings on the consolidated statements of financial condition) for the same amounts as a liability. The related adjustments to the consolidated statements of operations and comprehensive income for treating such transferred interests as secured borrowing arrangements for the years ended December 31, 2024 and 2023, is to increase interest and fees on loans receivable and interest on borrowings by $1.7 million and $1.6 million, respectively. Net income for the years ended December 31, 2024 and 2023, is also impacted by a related $4 thousand decrease and a $265 thousand increase in the ACL, respectively, and a $1 thousand increase and $78 thousand decrease in income taxes, respectively. The related consolidated statements of cash flows adjustments for treating such transferred interests as secured borrowing arrangements for the years ended December 31, 2024 and 2023, is to reduce “Net change in loans receivable held for investment” by $81 thousand and increase “Net change in loans receivable held for investment” by $31.4 million, respectively, and to increase the “Proceeds of other borrowings” by $2.5 million and $31.4 million, respectively, for these adjustments. Net cash provided by operating activities was not impacted by the adjustments for the years ended December 31, 2024 and 2023.

This Form 10-K/A restates amounts included in the audited consolidated financial statements for the years ended December 31, 2024 and 2023, which will allow investors to review all pertinent data in a single presentation. The Company does not intend to file amendments to its annual report on Form 10-K for the year ended December 31, 2023, quarterly reports on Form 10-Q for the quarterly periods ended March 30, 2024, June 30, 2024, September 30, 2024, or the earnings releases for those periods furnished on a Form 8-K (collectively, the “Affected Reports”).  Accordingly, investors should rely only on the financial information and other disclosures regarding the Restated Periods that are contained in this Form 10-K/A, and not on the Affected Reports or any reports, earnings releases, or similar communications relating to those periods.

For more information regarding the restatement and its impact on our consolidated financial statements, refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included within Part I, Item 7 of this Form 10-K/A and Note 2, Restatement of Previously Issued Consolidated Financial Statements and Note 21, Quarterly Financial Information (Unaudited) of the Notes to Consolidated Financial Statements included within this Form 10-K/A.

Items Amended in this Form 10-K/A

This Form 10-K/A sets forth the Original Form 10-K, as amended and restated, in its entirety. Except as required to reflect the restated amounts, related disclosures and updates to the Company’s assessment of internal control over financial reporting (“ICFR”) and disclosure controls and procedures (“DCPs”), there were no changes to any other parts of the Original Form 10-K, and this Form 10-K/A does not reflect events occurring after the date of the Original Form 10-K.

•	Part I, Item 1. Business
•	Part I, Item 1A. Risk Factors
•	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part II, Item 8. Financial Statements and Supplementary Data
•	Part II, Item 9A. Controls and Procedures
•	Part IV, Item 15. Exhibits and Financial Statement Schedules

The exhibit list included in Part IV, Item 15 “Exhibits and Financial Statement Schedules” herein has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as well as updated Consent of Independent Registered Public Accounting Firm. In accordance with applicable SEC rules, this Form 10-K/A also includes an updated signature page and Report of Independent Registered Public Accounting Firm.

Except as expressly provided herein, this Form 10-K/A speaks only as of the date the Original Form 10-K was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Form 10-K to give effect to any subsequent events. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-K.

Internal Control Considerations

In connection with the restatement noted above, management has reassessed the effectiveness of our disclosure controls and procedures and has included applicable disclosure in Part II, Item 9A of this Form 10-K/A, “Controls and Procedures.” Management identified material weaknesses in our internal control over financial reporting as described under “Management’s Report on Internal Control over Financial Reporting” in Part II, Item 9A of this Form 10-K/A, resulting in the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2024. Management has taken and is taking additional steps, as described under “Remediation Plan” in Part II, Item 9A of this Form 10-K/A, to remediate these material weaknesses in our internal control over financial reporting.

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

Share Repurchase

On October 31, 2023 the Company purchased 244,771 shares of its Class A (voting) Common Stock (adjusted for the 1-for-8 reverse stock split effective November 1, 2023 - for more information about the reverse stock split, see Note 3) from the Federal Deposit Insurance Corporation (“FDIC”), which obtained the shares when it was appointed receiver for First Republic Bank upon its closure earlier in 2023. The purchased shares represented just under 4.0% of the Company’s total voting shares prior to the purchase, and over 2.6% of the Company’s total common equity. The Company purchased the shares at a price of $7.2760 per share (adjusted for the 1-for-8 reverse stock split effective November 1, 2023), which represented the 20-day volume weighted average price for the Class A shares over the period ended October 24, 2023. The purchase was financed from cash on hand and the shares were retired.

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

Lending Activities

General

Our loan portfolio is comprised primarily of commercial mortgage loans which are secured by multi‑family residential properties, single-family residential properties and commercial real estate, including charter schools, community facilities, and churches. The remainder of the loan portfolio consists of commercial business loans, loans guaranteed by the Small Business Administration (the “SBA”) and construction-to-permanent loans. At December 31, 2024, our net loan portfolio totaled $1.0 billion, or 74.9% of total assets.

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

The following table details the composition of our portfolio of loans held for investment by type, dollar amount and percentage of loan portfolio at the dates indicated:

	December 31,
	2024 (As Restated)		2023 (As Restated)		2022		2021		2020
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Single-family	$24,036	2.39%	$25,184	2.74%	$30,038	3.89%	$45,372	6.96%	$48,217	13.32%
Multi‑family	639,156	63.50%	567,481	61.81%	502,141	65.08%	393,704	60.36%	272,387	75.24%
Commercial real estate	163,348	16.23%	127,684	13.91%	114,574	14.85%	93,193	14.29%	24,289	6.71%
Church	9,470	0.94%	12,717	1.39%	15,780	2.04%	22,503	3.45%	16,658	4.60%
Construction	91,600	9.10%	99,060	10.79%	40,703	5.27%	32,072	4.92%	429	0.11%
Commercial - other	77,787	7.73%	70,950	7.73%	64,841	8.40%	46,539	7.13%	57	0.02%
SBA Loans	1,142	0.11%	14,954	1.63%	3,601	0.47%	18,837	2.89%	–	–%
Consumer	13	–%	13	–%	11	–%	–	–%	7	–%
Gross loans	1,006,552	100.00%	918,043	100.00%	771,689	100.00%	652,220	100.00%	362,044	100.00%
Plus:
Premiums on loans purchased	–		32		35		58		88
Deferred loan costs, net	2,116		1,940		1,723		1,471		1,218
Less:
Credit and interest marks on purchased loans, net	348		772		1,010		1,842		–
Unamortized discounts	–		1		3		3		6
Allowance for credit/loan losses	8,364		7,613		4,388		3,391		3,215
Total loans held for investment	$999,956		$911,629		$768,046		$648,513		$360,129

The following table presents loan categories by maturity for the period indicated. Actual repayments historically have, and will likely in the future, differ significantly from contractual maturities because individual borrowers generally have the right to prepay loans, with or without prepayment penalties.

	December 31, 2024 (As Restated)
	One Year or Less	More Than One Year to Five Years	More Than Five Years to 15 Years	More Than 15 Years	Total

	(Dollars in thousands)
Loans receivable held for investment:
Single-family	$2,528	$8,660	$5,053	$7,795	$24,036
Multi-family	16,402	18,529	12,657	591,568	639,156
Commercial real estate	19,292	78,584	43,047	22,425	163,348
Church	1,343	2,930	5,197	–	9,470
Construction	45,962	44,082	1,556	–	91,600
Commercial - other	12,914	23,812	38,997	2,064	77,787
SBA loans	–	402	740	–	1,142
Consumer	13	–	–	–	13
	$98,454	$176,999	$107,247	$623,852	$1,006,552

Loans maturities after one year with:
Fixed rates
Single-family		$8,332	$2,367	$5,057	$15,756
Multi-family		14,514	8,559	–	23,073
Commercial real estate		71,802	31,617	–	103,419
Church		2,369	–	–	2,369
Construction		9,849	1,556	–	11,405
Commercial - other		8,812	37,986	–	46,798
SBA loans		–	–	–	–
Consumer		–	–	–	–
		$115,678	$82,085	$5,057	$202,820

Variable rates
Single-family		$328	$2,686	$2,738	$5,752
Multi-family		4,015	4,098	591,568	599,681
Commercial real estate		6,782	11,430	22,425	40,637
Church		561	5,197	–	5,758
Construction		34,233	–	–	34,233
Commercial - other		15,000	1,011	2,064	18,075
SBA loans		402	740	–	1,142
Consumer		–	–	–	–
		$61,321	$25,162	$618,795	$705,278

Total		$176,999	$107,247	$623,852	$908,098

Multi‑Family and Commercial Real Estate Lending

Our primary lending emphasis has been on the origination of loans for multi-family with five or more units. These multi‑family loans amounted to $639.2 million and $567.5 million at December 31, 2024 and 2023, respectively. Multi‑family loans represented 63.50% of our gross loan portfolio at December 31, 2024 compared to 61.81% of our gross loan portfolio at December 31, 2023. Most of our multi‑family loans amortize over 30 years. As of December 31, 2024, our single largest multi‑family credit had an outstanding balance of $11.4 million, was current, and was collateralized by a 53-unit apartment complex in Downey, California. At December 31, 2024, the average balance of a loan in our multi‑family portfolio was $1.3 million.

Our commercial real estate loans amounted to $163.3 million and $127.7 million at December 31, 2024 and 2023, respectively. Commercial real estate loans represented 16.23% and 13.91% of our gross loan portfolios at December 31, 2024 and 2023, respectively. Most commercial real estate loans are originated with principal repayments on a 25- to 30-year amortization schedule but are due in 5 years or 10 years. As of December 31, 2024, our single largest commercial real estate credit had an outstanding principal balance of $15.0 million, was current, and was collateralized by a charter school located in Washington, D.C. At December 31, 2024, the average balance of a loan in our commercial real estate portfolio was $2.9 million.

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

Our church loans totaled $9.5 million and $12.7 million at December 31, 2024 and 2023, respectively, which represented 0.94% and 1.39% of our gross loan portfolio at December 31, 2024 and 2023, respectively. Broadway Federal ceased originating church loans in 2010 in Southern California; however, City First originates loans to churches in the Washington, D.C. area as part of its community development mission. As of December 31, 2024, our single largest church loan had an outstanding balance of $2.2 million, was current, and was collateralized by a church building and parcel of land in Baltimore, Maryland. At December 31, 2024, the average balance of a loan in our church loan portfolio was $631 thousand.

Single-Family Mortgage Lending

While we have historically been primarily a multi‑family and commercial real estate lender, we also have purchased or originated loans secured by single-family residential properties, including investor‑owned properties, with maturities of up to 30 years. Single-family loans totaled $24.0 million and $25.2 million at December 31, 2024 and 2023, respectively. Of the single-family residential mortgage loans outstanding at December 31, 2024, more than 26% had adjustable-rate features. We did not purchase any single-family loans during 2024 or 2023. Of the $24.0 million of single-family loans at December 31, 2024, $18.0 million are secured by investor‑owned properties.

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

Construction Lending

Construction loans totaled $91.6 million and $99.1 million at December 31, 2024 and 2023, respectively, and represented 9.10% and 10.79% of our gross loan portfolio at December 31, 2024 and 2023, respectively.  We provide loans for the construction of quality, affordable single-family, multi‑family and commercial real estate projects and for land development. We generally make construction and land loans at variable interest rates based upon the applicable Treasury Index plus a margin. Generally, we require a loan‑to‑value ratio not exceeding 75% and a loan‑to‑cost ratio not exceeding 85% on construction loans.

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

Commercial Lending

Our commercial lending portfolio consists of loans and lending activities to businesses in our market area that are secured by business assets including inventory, receivables, machinery, and equipment. As of December 31, 2024 and 2023, non-real estate commercial loans totaled $77.8 million and $71.0 million, respectively. Commercial loans represented 7.73% of our loan portfolio as of both December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, we originated $19.4 million of commercial loans. As of December 31, 2024, our single largest commercial loan had an outstanding balance of $15.0 million. At December 31, 2024, the average balance of a loan in our non-real estate commercial loan portfolio was $3.4 million.

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

Loan Originations, Purchases and Sales

The following table summarizes loan originations, purchases, sales, and principal repayments for the periods indicated:

	2024 (As Restated)	2023 (As Restated)	2022
	(In thousands)
Gross loans: (1)
Beginning balance	$918,043	$771,689	$652,220
Loans originated:
Single-Family	-	482	-
Multi‑family	80,923	84,907	141,625
Commercial real estate	50,847	36,530	75,302
SBA Loans	800	–	–
Construction	8,914	49,123	29,628
Commercial	19,410	22,500	26,877
Total loans originated	160,894	193,542	273,432
Less:
Principal repayments	72,385	47,188	153,963
Ending balance	$1,006,552	$918,043	$771,689

(1)	Amount is before deferred origination costs, purchase premiums and discounts, and the allowance for credit losses.

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

The following table shows our loan delinquencies by type and amount at the dates indicated:

	December 31, 2024				December 31, 2023				December 31, 2022
	Loans delinquent				Loans delinquent				Loans delinquent
	60-89 Days		90 days or more		60-89 Days		90 days or more		60-89 Days		90 days or more
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Single-family	1	$6	–	$–	–	$–	–	$–	–	$–	–	$–
Multi- family	–	–	–	–	1	401	–	–	–	–	–	–
SBA loans	1	264	–	–	–	–	–	–	–	–	–	–
Total	2	$270	–	$–	1	$401	–	$–	–	$–	–	$–
% of Gross Loans		0.03%		–%		0.04%		–%		–%		–%

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

The following table provides information regarding our criticized loans (Watch and Special Mention) and classified assets (Substandard) at the dates indicated:

	December 31, 2024 (As Restated)	December 31, 2023 (As Restated)
	(Dollars in thousands)
Watch loans	$149,903	$135,103
Special mention loans	9,961	6,846
Total criticized loans	159,864	141,949
Substandard loans	68,492	25,602
Total classified assets	68,492	25,602
Total	$228,356	$167,551

Criticized assets increased to $159.9 million at December 31, 2024, from $141.9 million at December 31, 2023. City First has historically classified all newly originated construction loans as Watch loans until a history of loan performance can be established or until the construction project is complete, which is the main driver for the increase in total criticized loans of $17.9 million during 2024.  In addition, certain loans were downgraded as part of the internal review process, which also caused the increase in substandard loans of $42.9 million.

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

We determined that an ACL of $8.4 million, or 0.83% of gross loans held for investment, was appropriate at December 31, 2024, compared to the allowance for loan and lease losses (“ALLL”) of $7.6 million, or 0.83% of gross loans held for investment at December 31, 2023.

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

The following table details our allocation of the ACL/ALLL to the various categories of loans held for investment and the percentage of loans in each category to total loans at the dates indicated:

	December 31,
	2024 (As Restated)		2023 (As Restated)		2022		2021		2020
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)
Single-family	$200	2.39%	$264	2.74%	$109	3.89%	$145	6.96%	$296	13.32%
Multi‑family	4,617	63.50%	4,464	61.81%	3,273	65.08%	2,657	60.36%	2,433	75.24%
Commercial real estate	1,188	16.23%	1,164	13.91%	449	14.85%	236	14.29%	222	6.71%
Church	54	0.94%	72	1.39%	65	2.04%	103	3.45%	237	4.60%
Construction	1,564	9.10%	1,009	10.79%	313	5.27%	212	4.92%	22	0.11%
Commercial	730	7.73%	592	7.73%	175	8.87%	23	10.02%	4	0.02%
SBA loans	11	0.11%	48	1.63%	–	–%	–	–%	–	–%
Consumer	–	–%	–	–%	4	–%	15	–%	1	–%
Total allowance for credit losses	$8,364	100.00%	$7,613	100.00%	$4,388	100.00%	$3,391	100.00%	$3,215	100.00%

The following table shows the activity in our ACL/ALLL related to our loans held for investment for the years indicated:

	2024 (As Restated)	2023 (As Restated)	2022

Allowance balance at beginning of year	$7,613	$4,388	$3,391
Charge‑offs:
Single-family	–	–	–
Multi-family	–	–	–
Commercial real estate	–	–	–
Church	–	–	–
Construction	–	–	–
Commercial	–	–	–
SBA Loans	–	–	–
Consumer	–	–	–
Total charge‑offs	–	–	–

Recoveries:
Single-family	–	–	–
Multi-family	-	109	–
Commercial real estate	–	107	–
Church	–	–	–
Construction	–	–	–
Commercial	–	–	–
SBA Loans	–	–	–
Consumer	–	–	–
Total recoveries	–	216	–
Impact of CECL adoption	–	1,809	–
Credit/loan loss provision (2)	751	1,200	997
Allowance balance at end of year	$8,364	$7,613	$4,388
Net charge‑offs (recoveries) to average loans, excluding loans receivable held for sale	–%	–%	–%
ACL/ALLL as a percentage of gross loans, excluding loans receivable held for sale (1)	0.83%	0.83%	0.57%
ACL/ALLL as a percentage of total non‑accrual loans	3,168.18%	-%	3,047.22%
ACL/ALLL as a percentage of total non‑performing assets	3,168.18%	-%	3,047.22%

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

Upon review of loan participation agreements originated by City First Bank and sold to other financial institutions, the Company determined that several of the transfers did not meet the requirements in ASC 860 to be treated as sales for accounting purposes, and therefore should have been recorded as secured borrowing arrangements. The related adjustment to the consolidated statements of financial condition for treating such transferred interests as secured borrowing arrangements as of December 31, 2024 and December 31, 2023, was to increase “Loans Receivable Held for Investment” to reflect the fact that the transfers did not meet the requirements for sale accounting treatment, and to record a “Secured Borrowing” for $31.4 million as a liability.

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

	Actual (As Restated)		Minimum Required to be Well Capitalized Under Prompt Corrective Action Provisions (As Restated)
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2024:
Community Bank Leverage Ratio	$188,827	13.61%	$124,879	9.00%
December 31, 2023:
Community Bank Leverage Ratio	$185,773	14.61%	$114,465	9.00%

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

Tax Matters

Federal Income Taxes

We report our income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations. See Note 15 “Income Taxes” of the Notes to Consolidated Financial Statements for a further description of tax matters applicable to our business.

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

Effective internal controls are necessary for the Company to provide reliable and accurate financial reporting and financial statements for external purposes in accordance with generally accepted accounting principles. A failure to maintain effective internal control over financial reporting could lead to violations, unintentional or otherwise, of laws and regulations. As disclosed in the Company’s Form 8-K filed on October 15, 2025, the Company’s management, with oversight of the Audit Committee of the Board of Directors (the “Audit Committee”) of Broadway Financial Corporation, the holding company of City First Bank, National Association, concluded that the Company’s audited consolidated financial statements for the fiscal years ended December 31, 2024 and 2023, and the unaudited interim consolidated financial statements for the quarters ended March 31, 2024, June 30, 2024, September 30, 2024, and March 31, 2025 (collectively, the “Affected Financials”), each as previously filed with the Securities and Exchange Commission (“SEC”), should no longer be relied upon because of an error related to certain loan participation agreements and should therefore be restated. In addition, as a result of the foregoing determination, related press releases, stockholder communications, investor presentations and other communications describing relevant portions of the Affected Financials should no

If the additional controls and procedures that we have implemented to remediate the material weaknesses prove to be insufficient or we identify other control deficiencies that individually or together constitute significant deficiencies or material weaknesses, the Company’s ability to record, process, and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected. Litigation, government investigations, or regulatory enforcement actions arising out of any such failure or alleged failure could subject us to civil and criminal penalties that could materially and adversely affect our reputation, financial condition, and operating results. Similarly, the control deficiency, remediation efforts, and any related litigation, government investigations, or regulatory enforcement actions will require management attention and resources and cause us to incur unanticipated costs and could negatively affect investor confidence in our financial statements, cause us reputational harm, and raise other risks to our operations.

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock, which would negatively impact the market price and liquidity of our common stock and our ability to access the capital markets.

If we fail to satisfy the continued listing requirements of Nasdaq, such as the $1.00 minimum closing bid price or timely periodic financial reporting requirements, Nasdaq may take steps to delist the Company’s securities. For example, on August 21, 2025, we received a Staff Delisting Determination letter (the “Staff Determination”) from Nasdaq that it had initiated the delisting process with respect to the Company’s securities. Any delisting of the Company’s securities, or threat of such delisting, would have a negative effect on the price of our common stock, impair the ability to sell or purchase our common stock when persons wish to do so, and any delisting materially adversely affect our ability to raise capital or pursue financing or other transactions on acceptable terms, or at all. Delisting from the Nasdaq Capital Market could also have other negative results, including the potential loss of institutional investor interest and fewer business development opportunities. In the event of a delisting, we would attempt to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

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

Overview

Total assets decreased by $71.8 million to $1.3 billion at December 31, 2024, compared to $1.4 billion at December 31, 2023, reflecting decreases in securities available-for-sale of $113.1 million, primarily due to maturities and paydowns, and cash and cash equivalents of $43.8 million, primarily due to repayments of borrowings.  These decreases were partially offset by growth in net loans of $88.3 million during the year ended December 31, 2024.

Total liabilities decreased by $75.1 million to $1.0 billion at December 31, 2024 from $1.1 billion at December 31, 2023. The decrease in total liabilities during 2024 resulted primarily from decreases in borrowings of $100.0 million from the Bank Fund Term Program, as well as decreases of $14.0 million in notes payable, $13.9 million in FHLB advances and $6.9 million in securities sold under agreements to repurchase, offset by a net $62.8 million increase in total deposits.

We recorded net income attributable to Broadway of $1.9 million for the year ended December 31, 2024 or $0.04 per share compared to net income of $4.3 million or $0.49 per share for the year ended December 31, 2023.  Net income attributable to common stockholders was $362 thousand for the year ended December 31, 2024 after deducting preferred dividends of $1.6 million, compared to net income attributable to common stockholders of $4.3 million for the year ended December 31, 2023.  Diluted earnings per common share was $0.04 for the year ended December 31, 2024 compared to $0.49 of earnings per diluted common share for the year ended December 31, 2023.  Diluted earnings per share for the year ended December 31, 2024 reflects preferred dividends of $0.18 per diluted common share.

The decrease in net income attributable to the Company during the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily resulted from a decrease in non-interest income of $3.8 million, related to grant income received from the Equitable Recovery Program administered by the U.S. Treasury’s Community Development Financial Institutions (“CDFI”) Fund in 2023, and an increase in non-interest expense of $2.5 million, partially offset by an increase in net interest income after provision for credit losses of $2.8 million, and a decrease in tax expense of $1.1 million.

The following table summarizes the return on average assets, the return on average equity and the average equity to average assets ratios for the periods indicated:

	For the Years Ended December 31,
	2024 (As Restated)	2023 (As Restated)	2022
Return on average assets	0.14%	0.34%	0.52%
Return on average equity	0.69%	1.56%	2.19%
Average equity to average assets	20.10%	22.05%	23.60%

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

Net Interest Income

For the year ended December 31, 2024, net interest income before provision for credit losses increased by $2.3 million, or 7.8%, to $31.8 million, compared to $29.5 million for the year ended December 31, 2023. The increase resulted from higher interest income of $15.1 million, partially offset by an increase in interest expense of $12.8 million.

Interest income and fees on loans receivable increased by $11.8 million during the year ended December 31, 2024, compared to the year ended December 31, 2023. This increase was primarily due to a $141.1 million increase in the average balance of loans receivable which increased interest income by $7.0 million. In addition, the average loan yield increased from 4.62% for the year ended December 31, 2023, to 5.15% for the year ended December 31, 2024, which increased interest income by $4.8 million.

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

Interest expense on borrowings increased by $7.1 million to $19.0 million during the year ended December 31, 2024, compared to $11.9 million during the year ended December 31, 2023. The increase was primarily due to an increase in the average balance of outstanding Bank Fund Term Program borrowings of $91.5 million, which increased interest expense by $4.7 million, and a $25.0 million increase in the average balance of borrowings, which increased interest expense by $1.2 million.  Further, a 102 basis point increase in the average rate paid on securities sold under agreements to repurchase increased interest expense by $803 thousand.

The net interest margin decreased to 2.34% for the year ended December 31, 2024 from 2.48% for the year ended December 31, 2023, primarily due to the average cost of funds increasing to 3.23% for the year ended December 31,  2024 from 2.26% for the year ended  December 31, 2023 due to rate increases by the Federal Reserve.  This increase was partially offset by an improvement of 59 basis points in the average yield earned on average interest-earning assets.

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

	For the Years Ended December 31,
	2024 (As Restated)			2023 (As Restated)			2022
(Dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest		Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits	$101,873	$5,423	5.32%	$14,013	$573	4.09%	$147,482	$1,677		1.14%
Securities	263,227	7,034	2.67%	322,764	8,697	2.69%	252,285	5,596		2.22%
Loans receivable, net (1)	980,745	50,544	5.15%	839,624	38,773	4.62%	674,837	28,732	(2)	4.26%
FRB and FHLB stock	13,363	945	7.07%	11,859	815	6.87%	3,732	264		7.07%
Total interest-earning assets	1,359,208	$63,946	4.70%	1,188,260	$48,858	4.11%	1,078,336	$36,269		3.36%
Non-interest-earning assets	51,119			74,138			65,213
Total assets	$1,410,327			$1,262,398			$1,143,549
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$284,263	$6,929	2.44%	$262,827	$4,269	1.62%	$192,835	$1,288		0.67%
Savings deposits	55,715	374	0.67%	59,928	147	0.25%	66,033	58		0.09%
Interest checking and other demand deposits	74,302	549	0.74%	100,248	360	0.36%	240,380	220		0.08%
Certificate accounts	175,275	5,331	3.04%	154,275	2,736	1.77%	182,050	538		0.30%
Total deposits	589,555	13,183	2.24%	577,278	7,512	1.30%	681,298	2,104		0.31%
Borrowings	233,035	11,304	4.85%	208,035	9,961	4.79%	61,593	1,071		1.74%
BTFP borrowing	92,308	4,787	5.19%	822	40	4.87%	–	–		–%
Other borrowings	80,181	2,903	3.62%	72,465	1,883	2.60%	61,106	234		0.38%
Total borrowings	405,524	18,994	4.68%	281,322	11,884	4.22%	122,699	1,305		1.06%
Total interest-bearing liabilities	995,079	$32,177	3.23%	858,600	$19,396	2.26%	803,997	$3,409		0.42%
Non-interest-bearing liabilities	131,841			125,401			115,665
Stockholders’ equity	283,407			278,397			223,887
Total liabilities and stockholders’ equity	$1,410,327			$1,262,398			$1,143,549

Net interest rate spread (3)		$31,769	1.47%		$29,462	1.85%		$32,860		2.94%
Net interest rate margin (4)			2.34%			2.48%				3.05%
Ratio of interest-earning assets to interest-bearing liabilities			136.59%			138.40%				134.12%

(1)	Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs, loan premiums and loans receivable held for sale.
(2)	Includes non‑accrual interest of $102 thousand, reflecting interest recoveries on non‑accrual loans that were paid off for the year ended December 31, 2022.
(3)	Net interest rate spread represents the difference between the yield on average interest‑earning assets and the cost of average interest‑bearing liabilities.
(4)	Net interest rate margin represents net interest income as a percentage of average interest‑earning assets.

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

	Year Ended December 31, 2024 Compared to Year Ended December 31, 2023 (As Restated)			Year Ended December 31, 2023 Compared to Year Ended December 31, 2022 (As Restated)
	Increase (Decrease) in Net Interest Income			Increase (Decrease) in Net Interest Income
	Due to Volume	Due to Rate	Total	Due to Volume	Due to Rate	Total
	(In thousands)
Interest‑earning assets:
Interest‑earning deposits	$4,627	$223	$4,850	$(2,536)	$1,432	$(1,104)
Securities	(1,592)	(71)	(1,663)	1,753	1,348	3,101
Loans receivable, net	6,952	4,819	11,771	7,457	2,584	10,041
FRB and FHLB stock	106	24	130	559	(8)	551
Total interest‑earning assets	10,093	4,995	15,088	7,233	5,356	12,589
Interest‑bearing liabilities:
Money market deposits	370	2,290	2,660	(580)	3,561	2,981
Savings deposits	(11)	238	227	(6)	95	89
Interest checking and other demand deposits	(113)	302	189	(4)	144	140
Certificate accounts	415	2,180	2,595	(94)	2,292	2,198
Total deposits	661	5,010	5,671	(684)	6,092	5,408
Borrowings	1,191	152	1,343	5,116	3,774	8,890
BTFP borrowing	4,744	3	4,747	40	–	40
Other borrowings	217	803	1,020	51	1,598	1,649
Total borrowings	6,152	958	7,110	5,207	5,372	10,579
Total interest‑bearing liabilities	6,813	5,968	12,781	4,523	11,464	15,987
Change in net interest income	$3,280	$(973)	$2,307	$2,710	$(6,108)	$(3,398)

Provision for Credit Losses

During the year ended December 31, 2024, we recorded a provision for credit losses of $660 thousand, compared to a provision for credit losses of $1.2 million during the same period in 2023.  No loan charge-offs were recorded during the year ended December 31, 2024 or 2023. The Bank recorded a recovery of $216 thousand during the fourth quarter of 2023.  We also recorded a recovery of provision for off-balance sheet loan commitments of $91 thousand and $2 thousand for the years ended December 31, 2024 and 2023, respectively. See “Allowance for Credit Losses” for additional information.

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

Income Taxes

Income tax expense or benefit is computed by applying the statutory federal income tax rate of 21%. State taxes are recorded at the State of California tax rate and Washington, D.C. tax rate, according to the state apportionment calculation as the Bank’s operations are conducted in both California and the Washington, D.C. area. The Company recorded an income tax expense of $815 thousand for the year ended December 31, 2024, representing an effective tax rate of 29.4%, compared to an income tax expense of $1.9 million for the year ended December 31, 2023, representing an effective tax rate of 30.5%.  The effective tax rate for each year differs from the 21% federal statutory rate due to the impact of state taxes as well as various permanent tax differences, vesting of stock-based compensation and other discrete items.

Our deferred tax asset totaled $8.9 million at December 31, 2024 and $9.6 million at December 31, 2023. See Note 1 “Summary of Significant Accounting Policies” and Note 15 “Income Taxes” of the Notes to Consolidated Financial Statements for a further discussion of income taxes and a reconciliation of income tax at the federal statutory tax rate to the actual income tax benefit.

Comparison of Financial Condition at December 31, 2024 and 2023

Securities Available-For-Sale

As of December 31, 2024, we had $203.9 million of investment securities classified as available-for-sale, compared to $317.0 million at December 31, 2023. The decrease during 2024 was primarily due to principal payments and maturities.

Loans Receivable Held for Investment

Loans receivable held for investment, net of the allowance for credit losses, totaled $1.0 billion at December 31, 2024, compared to $911.6 million at December 31, 2023. The increase of $88.3 million in loans receivable held for investment during 2024 was primarily due to originations of $160.9 million in new loans, $80.9 million of which were multi-family loans, $50.8 million in commercial real estate loans, $19.4 million in other commercial loans, $8.9 million in construction loans, and $800 thousand in SBA loans.  Loan repayments during 2024 totaled $72.4 million.

During 2023, the Bank originated $193.5 million in new loans, $84.9 million of which were multi-family loans, $49.1 million of which were construction loans, $36.5 million of which were commercial real estate loans, $482 thousand of which were single-family  loans, and $22.5 million of which were other commercial loans.  Loan repayments during 2023 totaled $47.2 million.

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

Our ACL was $8.4 million or 0.83% of our gross loans receivable held for investment at December 31, 2024 compared to $7.6 million, or 0.83% of our gross loans receivable held for investment at December 31, 2023. The increase was primarily due to growth in the loan portfolio.

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

Borrowings

Total borrowings at December 31, 2024 consisted of advances to the Bank from the FHLB of $195.5 million, repurchase agreements of $66.6 million, and secured borrowings associated with participation loan transactions of $31.4 million, compared to advances from the FHLB of $209.3 million, secured borrowings associated with participation loan transactions of $31.4 million, repurchase agreements of $73.5 million, and borrowings associated with the BTFP of $100.0 million at December 31, 2023.

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

Stockholders’ Equity

Stockholders’ equity was $285.0 million, or 21.4% of the Company’s total assets, at December 31, 2024, compared to $281.7 million, or 21.4% of the Company’s total assets, at December 31, 2023.

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

The Company’s book value per common share was $14.80 at December 31, 2024, and its tangible book value per common share was $11.77 at December 31, 2024. Tangible book value per common share is a non-GAAP measurement that excludes goodwill and the net unamortized core deposit intangible asset, which were both originally recorded in connection with the Merger. The Company uses this non-GAAP financial measure to provide meaningful supplemental information regarding the Company’s financial condition and operational performance, and to enhance comparability with banks that have not recorded goodwill and core deposit intangibles in a merger transaction. A reconciliation between common book value (calculated in accordance with GAAP) and tangible book value per common share at December 31, 2024 and December 31, 2023 is shown as follows:

	Common Equity Capital (As Restated)	Shares Outstanding	Per Share Amount (As Restated)
	(Dollars in thousands)
Common book value	$134,973	9,120,363	$14.80
Less:
Goodwill	25,858
Net unamortized core deposit intangible	1,775

Tangible book value	$107,340	9,120,363	$11.77

	Common Equity Capital (As Restated)	Shares Outstanding	Per Share Amount (As Restated)
	(Dollars in thousands)
Common book value	$131,716	9,001,613	$14.63
Less:
Goodwill	25,858
Net unamortized core deposit intangible	2,111

Tangible book value	$103,747	9,001,613	$11.53

Capital Resources

Our principal subsidiary, City First, must comply with capital standards established by the OCC in the conduct of its business. Failure to comply with such capital requirements may result in significant limitations on its business or other sanctions. As a “small bank holding company,” we are not subject to consolidated capital requirements under the new Basel III capital rules. The current regulatory capital requirements and possible consequences of failure to maintain compliance are described in Part I, Item 1 “Business‑Regulation” and in Note 17 “Regulatory Matters” of the Notes to Consolidated Financial Statements.

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

The Company recorded consolidated net cash inflows from operating activities of $1.4 million and $7.6 million during the years ended December 31, 2024 and 2023, respectively. Net cash inflows from operating activities during 2024 were primarily attributable to net income of $2.0 million, a $1.4 million decrease in other assets and a $641 thousand net change in deferred loan origination costs, partially offset by a $3.1 million net decrease in accrued expenses and other liabilities. Net cash inflows from operating activities during 2023 were primarily attributable to net income of $4.4 million and a $2.3 million net increase in accrued expenses and other liabilities.

The Company recorded consolidated net cash inflows from investing activities of $28.3 million and outflows from investing activities of $131.5 million during the years ended December 31, 2024 and 2023, respectively. Net cash inflows from investing activities during 2024 were primarily attributable to $117.1 of principal payments and maturities on available-for-sale securities, partially offset by  $89.2 million of net loan originations. Net cash outflows from investing activities during 2023 were primarily attributable to $146.8 million of net loan originations.

The Company recorded consolidated net cash outflows from financing activities of $73.5 million and inflows from financing activities of $213.0 million during the years ended December 31, 2024 and 2023, respectively. Net cash outflows from financing activities during 2024 were primarily attributable to $352.8 million of FHLB repayments, $100.0 million of BTFP repayments, and $14.0 million notes payable repayments, partially offset by $339.0 million of proceeds from FHLB advances and a $62.8 million net increase in deposits. Net cash inflows from financing activities during 2023 were primarily attributable to $456.1 million of proceeds from FHLB advances and $100.0 million of proceeds from the BTFP, partially offset by $375.1 million of FHLB repayments.

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

	Less Than One Year	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years	Total
	(Dollars in thousands)
Certificates of deposit	$201,342	$10,186	$1,275	$36	$212,839
FHLB advances	195,532	–	–	–	195,532
Other borrowings	16,961	3,287	5,559	5,549	31,356
Commitments to originate loans	6,201	–	–	–	6,201
Commitments to fund construction loans	38,486	–	–	–	38,486
Commitments to fund unused lines of credit	3,934	–	–	–	3,934
Operating lease obligations	242	182	–	–	424
Total contractual obligations	$462,698	$13,655	$6,834	$5,585	$488,772

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

Our quantitative annual impairment tests as of September 30, 2024 and 2023 did not result in impairment. However, changing economic conditions that may adversely affect the Company’s performance, the fair value of its assets and liabilities, or its stock price could result in future impairment. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. Management will continue to monitor events that could influence this conclusion in the future. See Note 8 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for further information.

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

Evaluation of Disclosure Controls and Procedures (Restated and Amended)

As of December 31, 2024, an evaluation was performed under the supervision of the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2024 due to material weaknesses in the Company’s internal control over financial reporting, as further described below.

Management’s Annual Report on Internal Control Over Financial Reporting (Restated and Amended)

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

With the participation of the Company’s PEO and PFO, management has conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting. Based on this evaluation, management determined that the Company’s system of internal control over financial reporting was not effective as of December 31, 2024, due to the material weaknesses described below.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

On October 15, 2025, the Company’s management, with oversight of the Audit Committee of the Company, concluded that the Company’s audited annual consolidated financial statements and the unaudited interim consolidated financial statements contained balance sheet errors that required restatement related to participation loans totaling approximately $31.1 million that should be treated as secured borrowings rather than sold loans. It was determined that the Company’s internal control over financial reporting framework was not designed to properly identify and analyze the appropriate accounting for loan participations sold as described below. The Company is currently redesigning and strengthening its control over loan participations sold by working with legal counsel to revise its participation agreements to comply with GAAP.

The following material weaknesses were identified:

The Company did not maintain effective components of the COSO framework in the areas of control activities, information and communication process and monitoring activities that contributed to the following material weakness:

•
The ineffective design of the management review control relating to the evaluation of the accounting for loan participations sold in accordance with generally accepted accounting principles, including the assignment of personnel with appropriate levels of knowledge, experience and training.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Remediation Plan

In response to the identified material weaknesses, our management, with the oversight of the Audit Committee of our Board of Directors, has begun to dedicate significant resources, including additional employee training, toward efforts to improve our internal control over financial reporting. We implemented additional control procedures, including redesigning and enhancing control activities related to preparation and review of existing and new loan participation agreements, and any amendments thereto.

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

The information required by this Item 10 is included under the corresponding item number of Amendment No. 1 on Form 10-K/A as filed with the Securities and Exchange Commission on April 30, 2025 and is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is included under the corresponding item number of Amendment No. 1 on Form 10-K/A as filed with the Securities and Exchange Commission on April 30, 2025 and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is included under the corresponding item number of Amendment No. 1 on Form 10-K/A as filed with the Securities and Exchange Commission on April 30, 2025 and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included under the corresponding item number of Amendment No. 1 on Form 10-K/A as filed with the Securities and Exchange Commission on April 30, 2025 and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included under the corresponding item number of Amendment No. 1 on Form 10-K/A as filed with the Securities and Exchange Commission on April 30, 2025 and is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. See Index to Consolidated Financial Statements.

2.Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto included under Item 8, “Financial Statements and Supplementary Data.”

(b)	List of Exhibits

Exhibit Number*

3.1	Amended and Restated Certificate of Incorporation of Registrant (Exhibit 3.1 to Form 8-K filed by Registrant on April 5, 2021)
3.2	Certificate of Amendment to Certificate of Incorporation of Registrant (Exhibit 3.1 to Form 8-K filed by the Registrant on November 1, 2023)
3.3	Bylaws of Registrant (Exhibit 3.2 to Form 8‑K filed by Registrant on August 24, 2020)
3.4	Certificate of Designations for the Series B Junior Participating Preferred Stock (Exhibit 3.1 to Form 8-K filed by Registrant on September 11, 2019)
3.5	Certificate of Designations of Senior Non-Cumulative Perpetual Preferred Stock, Series C (Exhibit 3.1 to Form 8-K filed by Registrant on June 8, 2022)
3.6	ECIP Securities Purchase Option Agreement, dated January 14, 2025, by and between Broadway Financial Corporation and the United States Department of the Treasury
4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Exhibit 4.1 to Form 10-K filed by Registrant on April 15, 2022)
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

10.26	Letter Agreement and Securities Purchase Agreement, dated June 7, 2022 (Exhibit 10.1 to Form 8-K filed by Registrant on June 8, 2022)
19.1^	Insider Trading Policy
21.1^	List of Subsidiaries
23.1	Consent of Baker Tilly US
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
97.1	Compensation Clawback Policy (Exhibit 97.1 to Form 10-K filed by Registrant on May 20, 2024)

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Annual Report on Form 10-K/A, formatted in Inline XBRL (included as Exhibit 101).

**	Management contract or compensatory plan or arrangement.
^	Previously filed with the Company’s 2024 Form 10-K/A, originally filed with the SEC on March 31, 2025, which is being amended hereby.

ITEM 16.	FORM 10-K/A SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWAY FINANCIAL CORPORATION

By:	/s/ BRIAN ARGRETT
Brian Argrett
Chief Executive Officer
Date:	December 23, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ BRIAN ARGRETT	Date: December 23, 2025
Brian Argrett
Chief Executive Officer and President
(Principal Executive Officer) Chairman of the Board

/s/ ZACK IBRAHIM	Date: December 23, 2025
Zack Ibrahim
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ WAYNE-KENT A. BRADSHAW	Date: December 23, 2025
Wayne-Kent A. Bradshaw
Vice Chairman of the Board

/s/ MARIE C. JOHNS	Date: December 23, 2025
Marie C. Johns
Lead Independent Director

/s/ MARY M. HENTGES	Date: December 23, 2025
Mary M. Hentges
Audit Committee Chairman

/s/ ROBERT C. DAVIDSON, JR.	Date: December 23, 2025
Robert C. Davidson, Jr.
Director

/s/ MARY ANN DONOVAN	Date: December 23, 2025
Mary Ann Donovan
Director

/s/ DAVID J. MCGRADY	Date: December 23, 2025
David J. McGrady
Director

/s/ DUTCH C. ROSS III	Date: December 23, 2025
Dutch C. Ross III
Director

/s/ JOHN M. DRIVER	Date: December 23, 2025
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

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the consolidated financial statements, the accompanying financial statements as of and for the year ended December 31, 2024 and 2023, have been restated to correct errors in the accounting for loan participations sold.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting in accordance with the standards of the PCAOB. Accordingly, we express no such opinion.

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

Allowance for Credit Losses – Qualitative Factors

As described in Note 1 and 5 to the consolidated financial statements, as of December 31, 2024, the Company’s allowance for credit losses – loans was $8.4 million. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. The Company’s model also includes adjustments for qualitative factors that include, but are not limited to, (i) changes in lending policies and procedures, including changes in underwriting standards and collections, charge offs, and recovery practices; (ii) changes in international, national, regional, and local conditions; (iii) changes in the nature and volume of the portfolio and terms of loans; (iv) changes in the experience, depth, and ability of lending management; (v) changes in the volume and severity of past due loans and other similar conditions; (vi) changes in the quality of the organization’s loan review system; (vii) changes in the value of underlying collateral for collateral dependent loans; (viii) the existence and effect of any concentrations of credit and changes in the levels of such concentrations; and (ix) the effect of other external factors (i.e., competition, legal and regulatory requirements) on the level of estimated credit losses.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the adjustments for qualitative factors used in the allowance for credit losses – loans included the following, among others:

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

Valuation of Goodwill

As described in Note 1 and Note 8 to the consolidated financial statements, the Company assesses goodwill for impairment annually as of September 30 or more frequently if events or circumstances indicate there may be impairment. A goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying value. An impairment charge is recorded for the amount by which the carrying amount exceeds the reporting unit’s fair value. A weighted average of both the market and income approaches is used in valuing the reporting unit’s fair value. The Company’s goodwill balance was $25.9 million as of December 31, 2024.

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

/s/ Baker Tilly US, LLP
Spokane, Washington

March 31, 2025, except for Note 2, as to which the date is December 23, 2025

We served as the Company’s auditor, from 2014 to 2025.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Financial Condition

	December 31, 2024 (as Restated)	December 31, 2023 (as Restated)
	(In thousands, except share and per share)
Assets:
Cash and due from banks	$2,255	$5,460
Interest-bearing deposits in other banks	59,110	99,735
Cash and cash equivalents	61,365	105,195
Securities available-for-sale, at fair value (amortized cost of $219,658 and $335,978)	203,862	316,950
Loans receivable held for investment, net of allowance of $8,364 and $7,613	999,956	911,629
Accrued interest receivable	5,001	4,938
Federal Home Loan Bank (FHLB) stock	9,637	10,156
Federal Reserve Bank (FRB) stock	3,543	3,543
Office properties and equipment, net	8,899	9,185
Bank owned life insurance	3,321	3,275
Deferred tax assets, net	8,880	9,616
Core deposit intangible, net	1,775	2,111
Goodwill	25,858	25,858
Other assets	2,786	4,198
Total assets	$1,334,883	$1,406,654
Liabilities and stockholders’ equity
Liabilities:
Deposits	$745,399	$682,635
Securities sold under agreements to repurchase	66,610	73,475
Borrowings	226,888	240,756
Bank Term Funding Program borrowing	–	100,000
Notes payable	–	14,000
Accrued expenses and other liabilities	10,794	13,878
Total liabilities	1,049,691	1,124,744
Stockholders’ equity:
Non-Cumulative Redeemable Perpetual Preferred stock, Series C; authorized 150,000 shares at December 31, 2024 and December 31, 2023; issued and outstanding 150,000 shares at December 31, 2024 and December 31, 2023; liquidation value $1,000 per share	150,000	150,000
Common stock, Class A, $0.01 par value, voting; authorized 75,000,000 shares at December 31, 2024 and December 31, 2023; issued 6,349,455 shares at December 31, 2024 and 6,242,089 shares at December 31, 2023; outstanding 6,022,227 shares at December 31, 2024 and 5,914,861 shares at December 31, 2023	63	62
Common stock, Class B, $0.01 par value, non-voting; authorized 15,000,000 shares at December 31, 2024 and December 31, 2023; issued and outstanding 1,425,574 shares at December 31, 2024 and December 31, 2023	14	14
Common stock, Class C, $0.01 par value, non-voting; authorized 25,000,000 shares at December 31, 2024 and December 31, 2023; issued and outstanding 1,672,562 at December 31, 2024 and December 31, 2023	17	17
Additional paid-in capital	142,902	142,601
Retained earnings	12,727	12,365
Unearned Employee Stock Ownership Plan (ESOP) shares	(4,201)	(4,492)
Accumulated other comprehensive loss, net of tax	(11,223)	(13,525)
Treasury stock-at cost, 327,228 shares at December 31, 2024 and at December 31, 2023	(5,326)	(5,326)
Total Broadway Financial Corporation and Subsidiary stockholders’ equity	284,973	281,716
Non-controlling interest	219	194
Total liabilities and stockholders’ equity	$1,334,883	$1,406,654

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations and Comprehensive Income

	Years Ended December 31,
	2024 (as Restated)	2023 (as Restated)
	(In thousands, except per share)
Interest income:
Interest and fees on loans receivable	$50,544	$38,773
Interest on available-for-sale securities	7,034	8,697
Other interest income	6,368	1,388
Total interest income	63,946	48,858
Interest expense:
Interest on deposits	13,183	7,512
Interest on borrowings	18,994	11,884
Total interest expense	32,177	19,396
Net interest income	31,769	29,462
Provision for credit losses	660	1,198
Net interest income after provision for credit losses	31,109	28,264
Non-interest income:
Service charges	155	179
Grants	280	4,156
Other	1,119	1,022
Total non-interest income	1,554	5,357
Non-interest expense:
Compensation and benefits	17,562	15,653
Occupancy expense	1,858	1,870
Information services	2,763	2,777
Professional services	3,449	3,126
Supervisory costs	785	613
Corporate insurance	234	245
Amortization of core deposit intangible	336	390
Other	2,907	2,689
Total non-interest expense	29,894	27,363
Income before income taxes	2,769	6,258
Income tax expense	815	1,907
Net income	$1,954	$4,351
Less: Net income attributable to non-controlling interest	25	24
Net income attributable to Broadway Financial Corporation	$1,929	$4,327
Less: Preferred stock dividends	1,567	-
Net income attributable to common stockholders	$362	$4,327
Other comprehensive income, net of tax:
Unrealized gains on securities available-for-sale arising during the period	$3,232	$5,552
Income tax expense	930	1,604
Other comprehensive income, net of tax	2,302	3,948
Comprehensive income	$2,664	$8,275
Earnings per common share-basic	$0.04	$0.49
Earnings per common share-diluted	$0.04	$0.49

See accompanying notes to consolidated financial statements

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, except share and per share)
(as Restated)

	Preferred Stock Non-Voting	Common Stock Voting	Common Stock Non-Voting	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Non- Controlling Interest	Total Stockholders’ Equity
Balance at December 31, 2022	$150,000	$64	$31	$144,157	$(17,473)	$9,294	$(1,265)	$(5,326)	$170	$279,652
Cumulative effect of change related to adoption of ASU 2016-13	–	–	–	–	–	(1,256)	–	–	–	(1,256)
Adjusted balance, January 1, 2023	150,000	64	31	144,157	(17,473)	8,038	(1,265)	(5,326)	170	278,396
Net income	–	–	–	–	–	4,327	–	–	24	4,351
Increase in unreleased shares	–	–	–	–	–	–	(3,400)	–	–	(3,400)
Release of unearned ESOP shares	–	–	–	(80)	–	–	173	–	–	93
Stock-based compensation expense	–	(2)	–	210	–	–	–	–	–	208
Director stock compensation expense	–	–	–	95	–	–	–	–	–	95
Share repurchase - FDIC	–	–	–	(1,781)	–	–	–	–	–	(1,781)
Other comprehensive income, net of tax	–	–	–	–	3,948	–	–	–	–	3,948
Balance at December 31, 2023	150,000	62	31	142,601	(13,525)	12,365	(4,492)	(5,326)	194	281,910
Net income	–	–	–	–	–	1,929	–	–	25	1,954
Release of unearned ESOP shares	–	1	–	(104)	–	–	291	–	–	188
Stock-based compensation expense	–	–	–	309	–	–	–	–	–	309
Director stock compensation expense	–	–	–	96	–	–	–	–	–	96
Dividends declared and paid - Emergency Capital Investment Program (“ECIP”)	–	–	–	–	–	(1,567)	–	–	–	(1,567)
Other comprehensive income, net of tax	–	–	–	–	2,302	–	–	–	–	2,302
Balance at December 31, 2024	$150,000	$63	$31	$142,902	$(11,223)	$12,727	$(4,201)	$(5,326)	$219	$285,192

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Years Ended December 31
	2024 (as Restated)	2023 (as Restated)
	(In thousands)
Cash flows from operating activities:
Net income	$1,954	$4,351
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	660	1,198
Depreciation and amortization	424	385
Net change of deferred loan origination costs	641	413
Net accretion of premiums and discounts on available-for-sale securities	(807)	(1,044)
Accretion of purchase accounting marks on loans	(424)	(235)
Amortization of core deposit intangible	336	390
Director compensation expense-common stock	96	95
Accretion of premium on FHLB advances	(9)	(23)
Stock-based compensation expense	309	208
ESOP compensation expense	188	93
Earnings on bank owned life insurance	(46)	(42)
Net change in assets and liabilities:
Deferred tax assets	(194)	1,160
Accrued interest receivable	(63)	(965)
Other assets	1,412	(677)
Accrued expenses and other liabilities	(3,084)	2,287
Net cash provided by operating activities	1,393	7,594
Cash flows from investing activities:
Net change in loans receivable held for investment	(89,204)	(146,768)
Principal payments and maturities on available-for-sale securities	117,127	18,395
Purchase of FHLB stock	(13,654)	(13,287)
Proceeds from redemption of FHLB stock	14,173	8,667
Proceeds from redemption of FRB stock	–	1,720
Purchase of office properties and equipment	(138)	(208)
Net cash provided by (used in) investing activities	28,304	(131,481)
Cash flows from financing activities:
Net change in deposits	62,764	(4,281)
Net change in securities sold under agreements to repurchase	(6,865)	10,004
Increase in unreleased ESOP shares	–	(3,400)
Repayments of Bank Term Funding Program	(100,000)	–
Proceeds from Bank Term Funding Program	–	100,000
Repayment of notes payable	(14,000)	–
Dividends paid on ECIP preferred stock	(1,567)	–
Proceeds from other borrowings	2,508	31,437
Repayments of other borrowings	(2,589)	–
Share repurchase - FDIC	–	(1,781)
Proceeds from FHLB advances	339,000	456,138
Repayments of FHLB advances	(352,778)	(375,140)
Net cash (used in) provided by financing activities	(73,527)	212,977
Net change in cash and cash equivalents	(43,830)	89,090
Cash and cash equivalents at beginning of the period	105,195	16,105
Cash and cash equivalents at end of the period	$61,365	$105,195
Supplemental disclosures of cash flow information:
Cash paid for interest	30,628	16,921
Cash paid for income taxes	416	2,036

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

Goodwill and Other Intangible Assets

Goodwill is recorded upon completion of a business combination as the difference between the purchase price and the fair value of net identifiable assets acquired. Subsequent to initial recognition, the Company tests goodwill for impairment annually as of September 30th, or more often if events or circumstances, such as adverse changes in the business climate indicate there may be impairment. A goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying value. An impairment charge is recorded for the amount by which the carrying amount exceeds the reporting unit’s fair value. For goodwill considerations the Company is a single reporting unit. A weighted average of both the market and income approaches is used in valuing the reporting unit’s fair value. Weightings are assigned to the approaches regarding fair value and the sensitivity of other weighting scenarios is considered. The market approach incorporates comparable public company information, valuation multiples and consideration of a market control premium along with data related to comparable observed purchase transactions in the financial services industry. The income approach consists of discounting projected future cash flows, which are derived from internal forecasts and economic expectations for the reporting unit. The significant inputs and assumptions for the income approach include projected earnings of the Company in future years for which there is inherent uncertainty and the discount rate. The sensitivity of a range of reasonable discount rates based on the current economic environment is considered.

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

Fair values are estimated using relevant market information and other assumptions, as more fully disclosed in Note 9 “Fair Value.” Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

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

Transfers and Servicing

To be eligible for sale accounting treatment, an entire financial asset, such as a loan, cannot be divided into components prior to the sale unless all of the components meet the definition of a participating interest. A participating interest has all of the following characteristics: (a) it represents a proportionate ownership interest in the entire financial asset; (b) from the date of transfer, all cash flows received from the entire asset are divided proportionately among the participating interest holders in an amount equal to their ownership percentage; (c) the priority of cash flows must be pari passu and no participating interest holder has any recourse to the other holders; and (d) no party can pledge or exchange the entire financial asset unless all participating interest holders agree.

Transfers of financial assets (or participating interests in financial assets) are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. The Company evaluates its loan sales and other financial asset transfers for sales treatment.

To the extent the transfer of assets (or participating interests in those assets) qualifies as a sale for accounting purposes, the Company derecognizes the asset and records the gain or loss on the sale date. In the event the Company determines that the transfer of assets does not qualify as a sale (or the portion of the asset sold does not qualify as a participating interest), the transfer is treated as a secured borrowing for accounting purposes until such date that the qualifications for sale accounting treatment are met.

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

Note 2  - Restatement of Previously Issued Consolidated Financial Statements

The consolidated financial statements for the years ended December 31, 2024 and December 31, 2023 have been restated to reflect the correction of misstatements. We have also restated all amounts impacted within the Notes to the consolidated financial statements and the quarterly unaudited condensed consolidated financial statements in Note 21.

The prior period restatement is related to several loan participation agreements originated by City First Bank and sold to other financial institutions. Upon further review of the agreements, the Company determined that the transfers did not meet the requirements in ASC Topic 860 (“ASC 860”) - Transfers and Servicing to be treated as sales for accounting purposes, and therefore should have been recorded as gross loans and secured borrowing arrangements. The related adjustment to the consolidated statements of financial condition for treating such transferred interests as secured borrowing arrangements as of December 31, 2024 and December 31, 2023, is to increase “Loans Receivable Held for Investment” by $31.1 million and $31.2 million, respectively, to reflect the fact that the transfers did not meet the requirements for sale accounting treatment, and to record a “Secured Borrowing” for the same amounts as a liability.

The related adjustments to the consolidated statements of operations and comprehensive income for treating such transferred interests as secured borrowing arrangements for the years ended December 31, 2024 and 2023, is to increase interest income on loans and interest expense on long-term borrowings by $1.7 million and $1.6 million, respectively. Net income for the years ended December 31, 2024 and 2023, is also impacted by a related $4 thousand decrease and a $265 thousand increase in the ACL, respectively, and a $1 thousand increase and $78 thousand decrease in income taxes, respectively.

The related consolidated statements of cash flows adjustments for treating such transferred interests as secured borrowing arrangements for the years ended December 31, 2024 and 2023, is to reduce “Net change in loans receivable held for investment” by $81 thousand and increase “Net change in loans receivable held for investment” by $31.4 million, respectively, and to increase the “Proceeds of other borrowings” by $2.5 million and $31.4 million, respectively, for these adjustments. Net cash provided by operating activities was not impacted by the adjustments for the years ended December 31, 2024 and 2023.

The following tables summarize the effects of the restatements:

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Financial Condition

	December 31, 2024 (as Previously Reported on Form 10-K)	Adjustments	December 31, 2024 (as Restated)	December 31, 2023 (as Previously Reported on Form 10-K)	Adjustments	December 31, 2023 (as Restated)

Assets:
Cash and due from banks	$2,255	$–	$2,255	$5,460	$–	$5,460
Interest-bearing deposits in other banks	59,110	–	59,110	99,735	–	99,735
Cash and cash equivalents	61,365	–	61,365	105,195	–	105,195
Securities available-for-sale, at fair value	203,862	–	203,862	316,950	–	316,950
Loans receivable held for investment	968,861	31,095	999,956	880,457	31,172	911,629
Accrued interest receivable	5,001	–	5,001	4,938	–	4,938
Federal Home Loan Bank (FHLB) stock	9,637	–	9,637	10,156	–	10,156
Federal Reserve Bank (FRB) stock	3,543	–	3,543	3,543	–	3,543
Office properties and equipment, net	8,899	–	8,899	9,185	–	9,185
Bank owned life insurance	3,321	–	3,321	3,275	–	3,275
Deferred tax assets, net	8,803	77	8,880	9,538	78	9,616
Core deposit intangible, net	1,775	–	1,775	2,111	–	2,111
Goodwill	25,858	–	25,858	25,858	–	25,858
Other assets	2,786	–	2,786	4,198	–	4,198
Total assets	$1,303,711	$31,172	$1,334,883	$1,375,404	$31,250	$1,406,654

Liabilities and stockholders’ equity
Liabilities:
Deposits	$745,399	$–	$745,399	$682,635	$–	$682,635
Securities sold under agreements to repurchase	66,610	–	66,610	73,475	–	73,475
Borrowings	195,532	31,356	226,888	209,319	31,437	240,756
Bank Term Funding Program borrowing	–	–	–	100,000	–	100,000
Notes payable	–	–	–	14,000	–	14,000
Accrued expenses and other liabilities	10,794	–	10,794	13,878	–	13,878
Total liabilities	1,018,335	31,356	1,049,691	1,093,307	31,437	1,124,744
Stockholders’ equity:
Non-Cumulative Redeemable Perpetual Preferred stock, Series C	150,000	–	150,000	150,000	–	150,000
Common stock, Class A, $0.01 par value, voting	63	–	63	62	–	62
Common stock, Class B, $0.01 par value, non-voting	14	–	14	14	–	14
Common stock, Class C, $0.01 par value, non-voting	17	–	17	17	–	17
Additional paid-in capital	142,902	–	142,902	142,601	–	142,601
Retained earnings	12,911	(184)	12,727	12,552	(187)	12,365
Unearned Employee Stock Ownership Plan (ESOP) shares	(4,201)	–	(4,201)	(4,492)	–	(4,492)
Accumulated other comprehensive loss, net of tax	(11,223)	–	(11,223)	(13,525)	–	(13,525)
Treasury stock-at cost	(5,326)	–	(5,326)	(5,326)	–	(5,326)
Total Broadway Financial Corporation and Subsidiary stockholders’ equity	285,157	(184)	284,973	281,903	(187)	281,716
Non-controlling interest	219	–	219	194	–	194
Total liabilities and stockholders’ equity	$1,303,711	$31,172	$1,334,883	$1,375,404	$31,250	$1,406,654

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations and Comprehensive Income

	Year Ended December 31,			Year Ended December 31,
	2024 (as Previously reported on Form 10-K)	Adjustments	2024 (as Restated)	2023 (as Previously reported on Form 10-K)	Adjustments	2023 (as Restated)

Interest income:
Interest and fees on loans receivable	$48,807	$1,737	$50,544	$37,143	$1,630	$38,773
Interest on available-for-sale securities	7,034	–	7,034	8,697	–	8,697
Other interest income	6,368	–	6,368	1,388	–	1,388
Total interest income	62,209	1,737	63,946	47,228	1,630	48,858

Interest expense:
Interest on deposits	13,183	–	13,183	7,512	–	7,512
Interest on borrowings	17,257	1,737	18,994	10,254	1,630	11,884
Total interest expense	30,440	1,737	32,177	17,766	1,630	19,396

Net interest income	31,769	–	31,769	29,462	–	29,462
Provision for credit losses	664	(4)	660	933	265	1,198
Net interest income after provision for credit losses	31,105	4	31,109	28,529	(265)	28,264

Non-interest income:
Service charges	155	–	155	179	–	179
Grants	280	–	280	4,156	–	4,156
Other	1,119	–	1,119	1,022	–	1,022
Total non-interest income	1,554	–	1,554	5,357	–	5,357

Non-interest expense:
Compensation and benefits	17,562	–	17,562	15,653	–	15,653
Occupancy expense	1,858	–	1,858	1,870	–	1,870
Information services	2,763	–	2,763	2,777	–	2,777
Professional services	3,449	–	3,449	3,126	–	3,126
Supervisory costs	785	–	785	613	–	613
Corporate insurance	234	–	234	245	–	245
Amortization of core deposit intangible	336	–	336	390	–	390
Other	2,907	–	2,907	2,689	–	2,689
Total non-interest expense	29,894	–	29,894	27,363	–	27,363

Income before income taxes	2,765	4	2,769	6,523	(265)	6,258
Income tax expense	814	1	815	1,985	(78)	1,907
Net income	$1,951	$3	$1,954	$4,538	$(187)	$4,351
Less: Net income attributable to non-controlling interest	25	–	25	24		24
Net income attributable to Broadway Financial Corporation	$1,926	$3	$1,929	$4,514	$(187)	$4,327
Less: Preferred stock dividends	1,567	–	1,567	–	–	–
Net income attributable to common stockholders	$359	$3	$362	$4,514	$(187)	$4,327

Other comprehensive income, net of tax:
Unrealized gains on securities available-for-sale arising during the period	$3,232	$–	$3,232	$5,552	$–	$5,552
Income tax expense	930	–	930	1,604	–	1,604
Other comprehensive income, net of tax	2,302	–	2,302	3,948	–	3,948

Comprehensive income	$2,661	$3	$2,664	$8,462	$(187)	$8,275

Earnings (loss) per common share-basic	$0.04	$–	$0.04	$0.52	$(0.03)	$0.49
Earnings (loss) per common share-diluted	$0.04	$–	$0.04	$0.51	$(0.02)	$0.49

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

			Year Ended December 31,
	2024 (as Previously Reported on Form 10-K)	Adjustments	2024 (as Restated)	2023 (as Previously Reported on Form 10-K)	Adjustments	2023 (as Restated)

Cash flows from operating activities:
Net income	$1,951	$3	$1,954	$4,538	$(187)	$4,351
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	664	(4)	660	933	265	1,198
Depreciation and amortization	424	–	424	385	–	385
Net change of deferred loan origination costs	641	–	641	413	–	413
Net accretion of premiums and discounts on available-for-sale securities	(807)	–	(807)	(1,044)	–	(1,044)
Accretion of purchase accounting marks on loans	(424)	–	(424)	(235)	–	(235)
Amortization of core deposit intangible	336	–	336	390	–	390
Director compensation expense-common stock	96	–	96	95	–	95
Accretion of premium on FHLB advances	(9)	–	(9)	(23)	–	(23)
Stock-based compensation expense	309	–	309	208	–	208
ESOP compensation expense	188	–	188	93	–	93
Earnings on bank owned life insurance	(46)	–	(46)	(42)	–	(42)
Net change in assets and liabilities:
Deferred tax assets	(195)	1	(194)	1,238	(78)	1,160
Accrued interest receivable	(63)	–	(63)	(965)	–	(965)
Other assets	1,412	–	1,412	(677)	–	(677)
Accrued expenses and other liabilities	(3,084)	–	(3,084)	2,287	–	2,287
Net cash provided by operating activities	1,393	–	1,393	7,594	–	7,594

Cash flows from investing activities:
Net change in loans receivable held for investment	(89,285)	81	(89,204)	(115,331)	(31,437)	(146,768)
Principal payments and maturities on available-for-sale securities	117,127	–	117,127	18,395	–	18,395
Purchase of FHLB stock	(13,654)	–	(13,654)	(13,287)	–	(13,287)
Proceeds from redemption of FHLB stock	14,173	–	14,173	8,667	–	8,667
Proceeds from redemption of FRB stock	–	–	–	1,720	–	1,720
Purchase of office properties and equipment	(138)	–	(138)	(208)	–	(208)
Net cash provided by (used in) investing activities	28,223	81	28,304	(100,044)	(31,437)	(131,481)

Cash flows from financing activities:
Net change in deposits	62,764	–	62,764	(4,281)	–	(4,281)
Net change in securities sold under agreements to repurchase	(6,865)	–	(6,865)	10,004	–	10,004
Increase in unreleased ESOP shares	–	–	–	(3,400)	–	(3,400)
Repayments of Bank Term Funding Program	(100,000)	–	(100,000)	–	–	–
Proceeds from Bank Term Funding Program	–	–	–	100,000	–	100,000
Repayment of notes payable	(14,000)	–	(14,000)	–	–	–
Dividends paid on ECIP preferred stock	(1,567)	–	(1,567)	–	–	–
Proceeds from other borrowings	–	2,508	2,508	–	31,437	31,437
Repayments of other borrowings	–	(2,589)	(2,589)	–	–	–
Share repurchase - FDIC	–	–	–	(1,781)	–	(1,781)
Proceeds from FHLB advances	339,000	–	339,000	456,138	–	456,138
Repayments of FHLB advances	(352,778)	–	(352,778)	(375,140)	–	(375,140)
Net cash (used in) provided by financing activities	(73,446)	(81)	(73,527)	181,540	31,437	212,977
Net change in cash and cash equivalents	(43,830)	–	(43,830)	89,090	–	89,090
Cash and cash equivalents at beginning of the period	105,195	–	105,195	16,105	–	16,105
Cash and cash equivalents at end of the period	$61,365	$–	$61,365	$105,195	$–	$105,195

Supplemental disclosures of cash flow information:
Cash paid for interest	$30,628	$–	$30,628	$16,921	$–	$16,921
Cash paid for income taxes	$416	$–	$416	$2,036	$–	$2,036
Note 3 – Capital

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

Note 5 – Loans Receivable Held for Investment

Loans receivable held for investment were as follows as of the periods indicated:

	December 31, 2024 (As Restated)	December 31, 2023 (As Restated)
	(In thousands)
Real estate:
Single-family	$24,036	$25,184
Multi-family	639,156	567,481
Commercial real estate	163,348	127,684
Church	9,470	12,717
Construction	91,600	99,060
Commercial – other	77,787	70,950
SBA loans (1)	1,142	14,954
Consumer	13	13
Gross loans receivable before deferred loan costs and premiums	1,006,552	918,043
Unamortized net deferred loan costs and premiums	2,116	1,971
	1,008,668	920,014
Credit and interest marks on purchased loans, net	(348)	(772)
Allowance for credit losses	(8,364)	(7,613)
Loans receivable, net	$999,956	$911,629

(1)	Including Paycheck Protection Program (PPP) loans.

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

The following tables summarize the activity in the allowance for credit losses on loans for the periods indicated:

	For the Year Ended December 31, 2024 (As Restated)
	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance
	(In thousands)
Loans receivable held for investment:
Real estate:
Single-family	$264	$–	$–	$(64)	$200
Multi-family	4,464	–	–	153	4,617
Commercial real estate	1,164	–	–	24	1,188
Church	72	–	–	(18)	54
Construction	1,009	–	–	555	1,564
Commercial - other	592	–	–	138	730
SBA loans	48	–	–	(37)	11
Consumer	–	–	–	–	–
Total	$7,613	$–	$–	$751	$8,364

	For the Year Ended December 31, 2023 (As Restated)
	Beginning Balance	Impact of CECL Adoption	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance
	(In thousands)
Loans receivable held for investment:
Real estate:
Single-family	$109	$214	$–	$–	$(59)	$264
Multi-family	3,273	603	–	109	479	4,464
Commercial real estate	449	466	–	107	142	1,164
Church	65	37	–	–	(30)	72
Construction	313	219	–	–	477	1,009
Commercial - other	175	254	–	–	163	592
SBA loans	–	20	–	–	28	48
Consumer	4	(4)	–	–	–	–
Total	$4,388	$1,809	$–	$216	$1,200	$7,613

The Company also recorded a recovery of provision for off-balance sheet loan commitments of $91 thousand and $2 thousand for the years ended December 31, 2024 and 2023, respectively.
The ACL increased to $8.4 million as of December 31, 2024, compared to $7.6 million as of December 31, 2023, primarily due to growth in the loan portfolio.

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

Past Due Loans

The following tables present the aging of the recorded investment in past due loans by loan type as of the periods indicated:

	December 31, 2024 (As Restated)
	30‑59 Days Past Due	60‑89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Real estate:
Single-family	$–	$6	$–	$6	$24,042	$24,048
Multi-family	–	–	–	–	642,109	642,109
Commercial real estate	–	–	–	–	163,269	163,269
Church	–	–	–	–	9,475	9,475
Construction	–	–	–	–	91,140	91,140
Commercial - other	–	–	–	–	77,472	77,472
SBA loans	–	264	–	264	878	1,142
Consumer	–	–	–	–	13	13
Total	$–	$270	$–	$270	$1,008,398	$1,008,668

	December 31, 2023 (As Restated)
	30‑59 Days Past Due	60‑89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Real estate:
Single-family	$–	$–	$–	$–	$25,184	$25,184
Multi-family	–	401	–	401	569,051	569,452
Commercial real estate	–	–	–	–	127,684	127,684
Church	–	–	–	–	12,717	12,717
Construction	–	–	–	–	99,060	99,060
Commercial - other	–	–	–	–	70,950	70,950
SBA loans	379	–	–	379	14,575	14,954
Consumer	–	–	–	–	13	13
Total	$379	$401	$–	$780	$919,234	$920,014

The following table presents the recorded investment in non‑accrual loans by loan type as of the period indicated:

December 31, 2024	Nonaccrual with no Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans
Loans receivable held for investment:		(In thousands)
SBA loans	$264	$–	$264
Total non-accrual loans	$264	$–	$264

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

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination as of the date indicated:

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2024 (As Restated)
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(In thousands)
Single-family:
Pass	$–	$543	$4,098	$1,968	$1,796	$13,687	$–	$22,092
Watch	–	–	–	729	1,227	–	–	1,956
Total	$–	$543	$4,098	$2,697	$3,023	$13,687	$–	$24,048

Multi-family:
Pass	$81,474	$77,739	$171,836	$126,492	$26,771	$90,584	$–	$574,896
Watch	–	5,633	16,244	14,761	–	13,244	–	49,882
Special Mention	–	–	4,210	3,150	–	–	–	7,360
Substandard	–	1,562	–	4,691	–	3,718	–	9,971
Total	$81,474	$84,934	$192,290	$149,094	$26,771	$107,546	$–	$642,109

Commercial real estate:
Pass	$49,143	$9,655	$23,482	$29,021	$21,150	$22,606	$–	$155,057
Watch	–	1,584	432	994	–	1,634	–	4,644
Substandard	–	3,271	–	297	–	–	–	3,568
Total	$49,143	$14,510	$23,914	$30,312	$21,150	$24,240	$–	$163,269

Church:
Pass	$–	$2,442	$–	$2,148	$1,696	$1,002	$–	$7,288
Watch	–	376	–	–	–	618	–	994
Substandard	–	–	–	–	–	1,193	–	1,193
Total	$–	$2,818	$–	$2,148	$1,696	$2,813	$–	$9,475

Construction:
Watch	$9,568	$31,274	$227	$–	$–	$2,038	$–	$43,107
Substandard	–	4,076	38,494	5,463	–	–	–	48,033
Total	$9,568	$35,350	$38,721	$5,463	$–	$2,038	$–	$91,140

Commercial – other:
Pass	$1	$3	$7,575	$–	$2,768	$9,965	$–	$20,312
Watch	19,260	28,157	706	–	–	1,197	–	49,320
Special Mention	–	–	351	–	–	2,250	–	2,601
Substandard	–	–	–	106	571	4,562	–	5,239
Total	$19,261	$28,160	$8,632	$106	$3,339	$17,974	$–	$77,472

SBA:
Pass	$590	$–	$–	$–	$–	$64	$–	$654
Substandard	–	–	150	–	338	–	–	488
Total	$590	$–	$150	$–	$338	$64	$–	$1,142

Consumer:
Pass	$13	$–	$–	$–	$–	$–	$–	$13
Total	$13	$–	$–	$–	$–	$–	$–	$13

Total loans:
Pass	$131,221	$90,382	$206,991	$159,629	$54,181	$137,908	$–	$780,312
Watch	28,828	67,024	17,609	16,484	1,227	18,731	–	149,903
Special Mention	–	–	4,561	3,150	–	2,250	–	9,961
Substandard	–	8,909	38,644	10,557	909	9,473	–	68,492
Total loans	$160,049	$166,315	$267,805	$189,820	$56,317	$168,362	$–	$1,008,668

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2023 (As Restated)
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
	(In thousands)
Single-family:
Pass	$–	$2,522	$2,026	$3,120	$1,575	$12,374	$–	$21,617
Watch	–	–	750	–	–	999	–	1,749
Special Mention	–	–	–	–	–	116	–	116
Substandard	–	–	–	1,365	–	337	–	1,702
Total	$–	$2,522	$2,776	$4,485	$1,575	$13,826	$–	$25,184

Multi-family:
Pass	$81,927	$183,296	$146,000	$27,356	$44,511	$47,253	$–	$530,343
Watch	124	6,195	6,203	–	1,186	6,474	–	20,182
Special Mention	–	–	899	–	–	1,344	–	2,243
Substandard	–	–	–	–	408	16,276	–	16,684
Total	$82,051	$189,491	$153,102	$27,356	$46,105	$71,347	$–	$569,452

Commercial real estate:
Pass	$9,881	$24,826	$26,396	$25,506	$6,951	$18,133	$–	$111,693
Watch	–	442	226	5,286	–	3,467	–	9,421
Special Mention	–	–	–	–	325	–	–	325
Substandard	–	–	–	–	–	6,245	–	6,245
Total	$9,881	$25,268	$26,622	$30,792	$7,276	$27,845	$–	$127,684

Church:
Pass	$2,923	$–	$2,210	$1,748	$–	$2,704	$–	$9,585
Watch	–	–	–	–	636	1,525	–	2,161
Substandard	–	–	–	–	–	971	–	971
Total	$2,923	$–	$2,210	$1,748	$636	$5,200	$–	$12,717

Construction:
Pass	$–	$1,109	$1,198	$–	$–	$–	$–	$2,307
Watch	43,931	41,716	5,484	–	–	2,097	–	93,228
Special Mention	–	–	3,525	–	–	–	–	3,525
Total	$43,931	$42,825	$10,207	$–	$–	$2,097	$–	$99,060

Commercial – other:
Pass	$15,000	$9,077	$87	$5,600	$–	$32,654	$–	$62,418
Watch	–	312	–	1,500	6,550	–	–	8,362
Special Mention	–	–	170	–	–	–	–	170
Total	$15,000	$9,389	$257	$7,100	$6,550	$32,654	$–	$70,950

SBA:
Pass	$11,809	$109	$2,453	$–	$16	$100	$–	$14,487
Special Mention	–	–	–	467	–	–	–	467
Total	$11,809	$109	$2,453	$467	$16	$100	$–	$14,954

Consumer:
Pass	$13	$–	$–	$–	$–	$–	$–	$13
Total	$13	$–	$–	$–	$–	$–	$–	$13

Total loans:
Pass	$121,553	$220,939	$180,370	$63,330	$53,053	$113,218	$–	$752,463
Watch	44,055	48,665	12,663	6,786	8,372	14,562	–	135,103
Special Mention	–	–	4,594	467	325	1,460	–	6,846
Substandard	–	–	–	1,365	408	23,829	–	25,602
Total loans	$165,608	$269,604	$197,627	$71,948	$62,158	$153,069	$–	$920,014

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

Note 8 – Goodwill and Core Deposit Intangible

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

There were no transfers between Level 1, Level 2, or Level 3 during the years ended December 31, 2024 or 2023.

Assets Measured on a Nonrecurring Basis

There were no assets or liabilities measured at fair value on a nonrecurring basis at December 31, 2024 or 2023.

Fair Values of Financial Instruments

The carrying amounts and estimated fair values of financial instruments as of the periods indicated were as follows:

	Carrying	Fair Value Measurements at December 31, 2024 (As Restated)
	Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$61,365	$61,365	$–	$–	$61,365
Securities available-for-sale	203,862	77,190	126,672	–	203,862
Loans receivable held for investment	999,956	–	–	973,183	973,183
Accrued interest receivable	5,001	5,001	–	–	5,001
Bank owned life insurance	3,321	3,321	–	–	3,321
Financial Liabilities:
Deposits	$745,399	$–	$669,695	$–	$669,695
Borrowings	226,888	–	227,150	–	227,150
Securities sold under agreements to repurchase	66,610	–	66,070	–	66,070
Accrued interest payable	1,349	–	1,349	–	1,349

	Carrying	Fair Value Measurements at December 31, 2023 (As Restated)
	Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$105,195	$105,195	$–	$–	$105,195
Securities available-for-sale	316,950	163,880	153,070	–	316,950
Loans receivable held for investment	911,629	–	–	772,970	772,970
Accrued interest receivable	4,938	4,938	–	–	4,938
Bank owned life insurance	3,275	3,275	–	–	3,275
Financial Liabilities:
Deposits	$682,635	$–	$536,171	$–	$536,171
Borrowings	240,756	–	239,544	–	239,544
Securities sold under agreements to repurchase	73,475	–	72,597	–	72,597
Bank Term Funding Program borrowing	100,000	–	100,000	–	100,000
Note payable	14,000	–	–	14,000	14,000
Accrued interest payable	1,420	–	1,420	–	1,420

Note 10 – Deposits

Deposits are summarized as follows:

	December 31, 2024	December 31, 2023
	(In thousands)
Interest checking and other demand deposits	$251,538	$219,138
Non‑interest-bearing demand deposits	105,227	107,891
Money market deposits	125,862	127,590
Savings deposits	49,933	59,981
Certificates of deposit	212,839	168,035
Total	$745,399	$682,635

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

Note 11 – Borrowings (As Restated)

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
$195,532

The Company will, from time to time, sell a portion of a loan or group of loans to third parties. In some cases, the transferred portion of the loans does not meet the requirements to be treated as sales for accounting purposes. When that occurs, the legally transferred portion of the loan balance remains classified in gross loans receivable held for investment and a secured borrowing is recorded for the proceeds received from the third party institution. As the transferred portion of the loan pays down, the secured borrowings are repaid. The Company has no obligation to make principal or interest payments on the secured borrowings unless and until payments are received from the loan borrowers. The Company has secured borrowings associated with these participation loan transactions of $31.4 million as of both December 31, 2024 and 2023. The weighted average interest rate on the secured borrowings was 5.54% and 5.24% at December 31, 2024 and 2023, respectively.

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

Note 12 – Securities Sold Under Agreements to Repurchase

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

Note 13 – Notes Payable

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

Note 14 – Employee Benefit Plans

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

All common stock share amounts and per share amounts above have been retroactively adjusted, as applicable, for the 1-for-8 reverse stock split effective November 1, 2023. See Note 3.

Note 15 – Income Taxes (As Restated)

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

Income tax expense (benefit) was as follows:

	2024	2023
	(In thousands)
Current
Federal	$505	$300
State	504	398
Deferred
Federal	12	968
State	(206)	241
Total	$815	$1,907

Effective tax rates differ from the federal statutory rate of 21% applied to income before income taxes due to the following:

	2024	2023
	(In thousands)
Federal statutory rate times pre-tax net income	$581	$1,314
Effect of:
State taxes, net of federal benefit	211	512
Earnings from bank owned life insurance	(10)	(9)
Low-income housing credits	–	–
Change in valuation allowance	–	80
Tax effect of stock-based compensation	38	14
Other, net	(5)	(4)
Total	$815	$1,907

Year‑end deferred tax assets and liabilities were due to the following:

	2024	2023
	(In thousands)
Deferred tax assets:
Allowance for credit losses	$2,408	$2,086
Accrued liabilities	483	580
State income taxes	108	30
Stock compensation	196	196
Net operating loss carryforward	1,880	1,982
Partnership investment	292	340
General business credit	1,544	1,962
Alternative minimum tax credit	–	11
Net unrealized loss on securities available-for-sale	4,864	5,815
Right of use liability	127	196
Fair value adjustment on acquired loans	100	223
Other	166	212
Total deferred tax assets	12,168	13,633
Less: valuation allowance	(449)	(449)
Total deferred tax assets, net of valuation allowance	11,719	13,184
Deferred tax liabilities:
Section 481 adjustments to bad debts	–	–
Deferred loan fees/costs	(1,273)	(1,743)
Basis difference on fixed assets	(708)	(748)
FHLB stock dividends	(54)	(98)
Nonaccrual loan interest	–	–
Prepaid expenses	(172)	(180)
Right of use assets	(121)	(189)
Core deposit intangibles	(511)	(610)
Total deferred tax liabilities	(2,839)	(3,568)
Net deferred tax assets	$8,880	$9,616

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluated both positive and negative evidence, the amount of taxes paid in available carry‑back years, and the forecasts of future income and tax planning strategies. Based on this analysis, management determined that, as of December 31, 2024, a valuation allowance of $449 thousand was required on the Company’s deferred tax assets, which totaled $8.9 million (net of valuation allowance). As of December 31, 2023, a valuation allowance of $449 thousand was required on the Company’s deferred tax assets, which totaled $9.6 million (net of valuation allowance).

As of December 31, 2024, the Company had California net operating loss carryforwards of $22.0 million which will begin to expire in 2032 if not utilized. The Company also had federal general business credits of $1.5 million, which will begin to expire in 2033 if not utilized.

The Company did not have any unrecognized tax benefits as of December 31, 2024 or 2023.

2024 is the most recent tax year for which the Company has filed federal and state income or franchise tax returns. Federal tax years 2021 through 2023 remain open for the assessment of Federal income tax. California tax years 2020 through 2023 remain open for the assessment of California franchise tax. Washington, D.C. tax years 2021 through 2023 remain open for the assessment of D.C. franchise tax. The Company is not currently under examination by any tax authorities.

Note 16 – Stock‑Based Compensation

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

All common stock share amounts above have been retroactively adjusted, as applicable, for the 1-for-8 reverse stock split effective November 1, 2023.  See Note 3.

Note 17 – Regulatory Matters

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

	Actual (As Restated)		Minimum Required to be Well Capitalized Under Prompt Corrective Action Provisions (As Restated)
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2024:
Community Bank Leverage Ratio	$188,827	13.61%	$124,879	9.00%
December 31, 2023:
Community Bank Leverage Ratio	$185,773	14.61%	$114,465	9.00%

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

Note 18 – Loan Commitments and Other Related Activities

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

Note 19 – Parent Company Only Condensed Financial Information

Condensed financial information of Broadway Financial Corporation follows:

Condensed Balance Sheets
December 31,

	2024 (As Restated)	2023 (As Restated)
	(In thousands)
Assets
Cash and cash equivalents	$73,172	$77,457
Investment in bank subsidiary	205,744	200,643
Other assets	6,161	4,003
Total assets	$285,077	$282,103
Liabilities and stockholders’ equity
Accrued expenses and other liabilities	$104	$387
Stockholders’ equity	284,973	281,716
Total liabilities and stockholders’ equity	$285,077	$282,103

Condensed Statements of Income
Years Ended December 31,

	2024 (As Restated)	2023 (As Restated)
	(In thousands)
Interest income	$283	$268
Interest expense	–	–
Other expense	(988)	(1,099)
Loss before income tax and undistributed subsidiary income	(705)	(831)
Income tax benefits	209	196
Equity in undistributed subsidiary income	2,425	4,962
Net income	$1,929	$4,327

Condensed Statements of Cash Flows
Years Ended December 31,

	2024 (As Restated)	2023 (As Restated)
	(In thousands)
Cash flows from operating activities
Net income	$1,929	$4,327
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in undistributed subsidiary income	(2,425)	(4,962)
Stock awards expenses	593	396
Change in other assets	(2,927)	(1,618)
Change in accrued expenses and other liabilities	(290)	152
Net cash used in operating activities	(3,120)	(1,705)
Cash flows from investing activities
Capital distribution to bank subsidiary	–	–
Net cash used in investing activities	–	–
Cash flows from financing activities
Share repurchase - FDIC	–	(1,781)
Dividends declared and paid- ECIP	(1,567)	–
Increase in unreleased ESOP shares	–	(3,400)
Proceeds from repayment of ESOP loan	402	328
Net cash used in financing activities	(1,165)	(4,853)
Net change in cash and cash equivalents	(4,285)	(6,558)
Beginning cash and cash equivalents	77,457	84,015
Ending cash and cash equivalents	$73,172	$77,457

Note 20 – Earnings Per Common Share (As Restated)

The factors used in the earnings per common share computation follow:

	2024	2023
	(In thousands, except share and per share)
Net income attributable to Broadway Financial Corporation	$1,929	$4,327
Less: Net income attributable to participating securities	8	57
Less: Preferred stock dividends - ECIP	1,567	–
Income available to common stockholders	$354	$4,270

Weighted average common shares outstanding for basic earnings per common share	8,459,460	8,627,071
Add: Effects of unvested restricted stock awards	179,200	114,599
Weighted average common shares outstanding for diluted earnings per common share	8,638,660	8,741,670

Earnings per common share - basic	$0.04	$0.49
Earnings per common share - diluted	$0.04	$0.49

Diluted earnings per share for the year ended December 31, 2024 reflects preferred dividends of $0.19 per diluted common share.

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

Note 21 – Quarterly Financial Information (Unaudited)

The following tables are a summary of certain quarterly financial data for the fiscal years ended December 31, 2024 and December 31, 2023.

	2024
	4th. Quarter	3rd. Quarter	2nd. Quarter	1st. Quarter
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(In thousands, except share data)
Cash and due from banks	$2,255	$3,232	$6,242	$6,037
Interest-bearing deposits in other banks	59,110	93,847	83,571	61,085
Cash and cash equivalents	61,365	97,079	89,813	67,122
Securities available-for-sale, at fair value	203,862	238,489	261,454	293,243
Loans receivable held for investment, net of allowance	999,956	998,509	970,136	957,383
Accrued interest receivable	5,001	5,744	5,228	5,638
Federal Home Loan Bank (FHLB) stock	9,637	10,292	10,292	10,292
Federal Reserve Bank (FRB) stock	3,543	3,543	3,543	3,543
Office properties and equipment, net	8,899	9,467	9,613	9,731
Bank owned life insurance	3,321	3,309	3,297	3,286
Deferred tax assets, net	8,880	8,499	9,928	9,902
Core deposit intangible, net	1,775	1,859	1,943	2,027
Goodwill	25,858	25,858	25,858	25,858
Other assets	2,786	2,212	7,666	13,400
Total assets	$1,334,883	$1,404,860	$1,398,771	$1,401,425
Deposits	$745,399	$672,248	$687,369	$695,494
Securities sold under agreements to repurchase	66,610	89,798	72,658	71,681
Borrowings	226,888	240,570	240,914	240,418
Bank Term Funding Program borrowing	–	100,000	100,000	100,000
Notes payable	–	–	–	–
Accrued expenses and other liabilities	10,794	15,850	15,551	12,542
Total liabilities	$1,049,691	$1,118,466	$1,116,492	$1,120,135
Non-Cumulative Redeemable Perpetual Preferred stock, Series C; liquidation value $1,000 per share	150,000	150,000	150,000	150,000
Common stock, Class A, $0.01 par value, voting	63	63	64	62
Common stock, Class B, $0.01 par value, non-voting	14	14	14	14
Common stock, Class C, $0.01 par value, non-voting	17	17	17	17
Additional paid-in capital	142,902	141,998	142,690	142,653
Retained earnings	12,727	12,982	12,466	12,211
Unearned Employee Stock Ownership Plan (ESOP) shares	(4,201)	(4,275)	(4,348)	(4,420)
Accumulated other comprehensive loss, net of tax	(11,223)	(9,278)	(13,475)	(14,096)
Treasury stock-at cost	(5,326)	(5,326)	(5,326)	(5,326)
Total Broadway Financial Corporation and Subsidiary stockholders’ equity	284,973	286,195	282,102	281,115
Non-controlling interest	219	199	177	175
Total liabilities and stockholders’ equity	$1,334,883	$1,404,860	$1,398,771	$1,401,425

	2024
	4th. Quarter	3rd. Quarter	2nd. Quarter	1st. Quarter
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(In thousands, except share data)
Total interest income	$16,207	$16,609	$15,922	$15,208
Total interest expense	8,210	8,279	8,004	7,684
Net interest income	7,997	8,330	7,918	7,524
(Recovery of) provision for credit losses	(509)	408	514	247
Net interest income after (recovery of) provision for credit losses	8,506	7,922	7,404	7,277
Total non-interest income	559	416	273	306
Total non-interest expense	7,210	7,594	7,280	7,810
Income (loss) before income taxes	1,855	744	397	(227)
Income tax expense (benefit)	524	206	139	(54)
Net income (loss)	$1,331	$538	$258	$(173)
Less: Net income (loss) attributable to non-controlling interest	20	22	2	(19)
Net income (loss) attributable to Broadway Financial Corporation	$1,311	$516	$256	$(154)
Less: Preferred stock dividends	750	750	67	–
Net income (loss) attributable to common stockholders	$561	$(234)	$189	$(154)

Unrealized (losses) income on securities available-for-sale arising during the period	$(2,739)	$5,900	$874	$(803)
Income tax (benefit) expense	(794)	1,703	253	(232)
Other comprehensive (loss) income, net of tax	$(1,945)	$4,197	$621	$(571)

Comprehensive (loss) income	$(1,384)	$3,963	$810	$(725)

Earnings Per Common Share:
Basic	$0.06	$(0.03)	$0.02	$(0.02)
Diluted	$0.06	$(0.03)	$0.02	$(0.02)

Weighted Average Common Shares Outstanding
Basic	8,459,460	8,520,730	8,394,367	8,229,774
Diluted	8,638,660	8,520,730	8,596,985	8,229,774

	2023
	4th. Quarter	3rd. Quarter	2nd. Quarter	1st. Quarter
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(In thousands, except share data)
Cash and due from banks	$5,460	$5,031	$6,192	$8,432
Interest-bearing deposits in other banks	99,735	6,456	4,550	21,216
Cash and cash equivalents	105,195	11,487	10,742	29,648
Securities available-for-sale, at fair value	316,950	316,429	322,516	329,026
Loans receivable held for investment, net of allowance	911,629	866,502	855,608	806,910
Accrued interest receivable	4,938	4,925	4,114	4,219
Federal Home Loan Bank (FHLB) stock	10,156	9,130	9,062	7,300
Federal Reserve Bank (FRB) stock	3,543	3,543	3,543	3,543
Office properties and equipment, net	9,185	9,915	10,000	10,122
Bank owned life insurance	3,275	3,264	3,253	3,242
Deferred tax assets, net	9,616	12,625	11,975	10,898
Core deposit intangible, net	2,111	2,208	2,306	2,403
Goodwill	25,858	25,858	25,858	25,858
Other assets	4,198	3,132	3,460	2,824
Total assets	$1,406,654	$1,269,018	$1,262,437	$1,235,993
Deposits	$682,635	$671,469	$646,063	$657,542
Securities sold under agreements to repurchase	73,475	75,815	71,381	70,941
Borrowings	240,756	219,129	241,521	199,921
Bank Term Funding Program borrowing	100,000	–	–	–
Notes payable	14,000	14,000	14,000	14,000
Accrued expenses and other liabilities	13,878	13,633	12,176	13,900
Total Liabilities	$1,124,744	$994,046	$985,141	$956,304
Non-Cumulative Redeemable Perpetual Preferred stock, Series C; liquidation value $1,000 per share	150,000	150,000	150,000	150,000
Common stock, Class A, $0.01 par value, voting	62	64	520	513
Common stock, Class B, $0.01 par value, non-voting	14	14	114	114
Common stock, Class C, $0.01 par value, non-voting	17	17	134	134
Additional paid-in capital	142,601	144,410	143,659	143,621
Retained earnings	12,365	9,760	9,666	9,432
Unearned Employee Stock Ownership Plan (ESOP) shares	(4,492)	(4,831)	(4,247)	(3,963)
Accumulated other comprehensive loss, net of tax	(13,525)	(19,326)	(17,419)	(15,028)
Treasury stock-at cost\	(5,326)	(5,326)	(5,326)	(5,326)
Total Broadway Financial Corporation and Subsidiary stockholders’ equity	281,716	274,782	277,101	279,497
Non-controlling interest	194	190	195	192
Total liabilities and stockholders’ equity	$1,406,654	$1,269,018	$1,262,437	$1,235,993

	2023
	4th. Quarter	3rd. Quarter	2nd. Quarter	1st. Quarter
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(In thousands, except share data)
Total interest income	$12,901	$12,342	$12,048	$11,567
Total interest expense	5,754	5,569	4,780	3,293
Net interest income	7,147	6,773	7,268	8,274
Provision for (recovery of) credit losses	83	(7)	780	342
Net interest income after provision for (recovery of) credit losses	7,064	6,780	6,488	7,932
Total non-interest income	4,477	331	260	289
Total non-interest expense	7,755	6,981	6,421	6,206
Income before income taxes	3,786	130	327	2,015
Income tax expense	1,178	41	90	598
Net income	$2,608	$89	$237	$1,417
Less: Net income (loss) attributable to non-controlling interest	4	(5)	3	22
Net income attributable to Broadway Financial Corporation	$2,604	$94	$234	$1,395
Less: Preferred stock dividends	–	–	–	–
Net income attributable to common stockholders	$2,604	$94	$234	$1,395

Unrealized income (losses) on securities available-for-sale arising during the period	$8,152	$(2,677)	$(3,356)	$3,433
Income tax expense (benefit)	2,351	(770)	(965)	988
Other comprehensive income (loss), net of tax	$5,801	$(1,907)	$(2,391)	$2,445

Comprehensive income (loss)	$8,405	$(1,813)	$(2,157)	$3,840

Earnings Per Common Share:
Basic	$0.29	$0.01	$0.03	$0.16
Diluted	$0.29	$0.01	$0.03	$0.16

Weighted Average Common Shares Outstanding
Basic	8,627,071	8,709,301	8,683,764	8,930,270
Diluted	8,741,670	8,825,794	8,811,994	8,930,270

Note 22 – Subsequent Events

Series C, Senior Non-Cumulative Perpetual Preferred Stock

On January 14, 2025, the Company entered into a Securities Purchase Option Agreement (the “Option Agreement”) with the U.S. Treasury, which grants the Company the conditional option to repurchase the Series C Preferred Stock during the first 15 years following the Company’s issuance of the Preferred Stock. The purchase price for the Series C Preferred Stock under the Option Agreement is based on a formula approximate to the fair value of the Series C Preferred Stock as of the date the Option Agreement is executed, calculated as set forth in the Option Agreement, together with any accrued and unpaid dividends thereon and could represent a discount from the Preferred Stock’s liquidation amount.

The purchase option may not be exercised during the first 10 years following the Company’s sale of the Series C Preferred Stock (“ECIP Period”) unless and until the Company meets at least one of the following three conditions (the “Threshold Conditions”): (1) an average of at least 60% of the Company’s loan originations qualify as “Deep Impact Lending” over any 16 consecutive quarters, (2) an average of at least 85% of the Company’s “total originations qualify as “Qualified Lending” over any 24 quarters or (3) the Series C Preferred Stock has a dividend rate of no more than 0.5% at each of six consecutive “Reset Dates,” in each case as defined in the Option Agreement and the terms of the Series C Preferred Stock. In addition to satisfying a Threshold Condition, the Option Agreement requires that the Company meet certain other eligibility conditions in order to exercise the purchase option in the future, including compliance with the terms of the original ECIP purchase agreement and the terms of the Series C Preferred Stock, maintaining qualification as either a certified community development financial institution or a minority depository institution and satisfying other legal and regulatory criteria. The Company may designate a mission aligned nonprofit affiliate as the purchaser of the Series C Preferred Stock under the terms of the Option Agreement.

The earliest possible date by which a Threshold Condition may be met is June 30, 2028, which is the end of the sixteenth consecutive quarter following the Original Closing Date. However, the Company does not currently meet any of the Threshold Conditions to exercise the purchase option, and there can be no assurance if and when the Threshold Conditions will be met.

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

The Company was required to begin paying quarterly dividends on the Series C Preferred Stock in the three month period ended June 30, 2024. Dividends on the Series C Preferred Stock totaled $750 thousand for each of the quarters ended March 31, 2025, June 30, 2025 and September 30, 2025, respectively, with a current dividend rate of 2.0%.

Goodwill Impairment

On October 15, 2025, the Company’s management, with oversight of the Audit Committee of the Board of Directors of the Company, concluded that, based on its annual impairment analysis, the Company’s goodwill is impaired in accordance with U.S. GAAP. Consequently, the Company recorded a non-cash $25.9 million goodwill impairment charge for the quarter ended September 30, 2025. The Company does not expect that this charge will result in future cash expenditures.