Form 10-Q/A
period 2025-03-31
BROADWAY FINANCIAL CORP \DE\
filed 2025-12-31
CIK 1001171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A Amendment No. 1

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

EXPLANATORY NOTE
Broadway Financial Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to amend and restate certain information included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on July 24, 2025 (the “Original Form 10-Q”). As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2025, the Audit Committee of the Board of Directors of the Company, the holding company of City First Bank, National Association (“City First Bank”), based on consultations with the Company’s management, concluded that the Company’s unaudited interim consolidated financial statements for the quarter ended March 31, 2025 (the “Restated Period”), as previously filed with the SEC, should no longer be relied upon because of an error related to certain loan participation agreements and should therefore be restated. Specifically, the Company determined that several loan participation agreements originated by City First Bank and sold to other financial institutions did not meet the requirements in Accounting Standards Codification Topic 860 to be treated as sales for accounting purposes, and therefore should have been recorded as secured borrowing arrangements. In addition, subsequent to the filing of the Original Form 10-Q, management discovered that an appraisal had been received for a loan that was considered to be collateral dependent prior to the date that the financial statements for the quarter ended March 31, 2025, were available to be issued. This appraisal had not been considered when estimating the amount of expected credit losses for this particular loan as of March 31, 2025.

The related adjustment to the consolidated statements of financial condition for treating such transferred interests as secured borrowing arrangements as of March 31, 2025, is to increase “Loans Receivable Held for Investment” by $21.8 million, to reflect the fact that the transfers did not meet the requirements for sale accounting treatment, and to record a “Secured Borrowing” for the same amounts as a liability. The related adjustments to the consolidated statements of operations and comprehensive income for treating such transferred interests as secured borrowing arrangements for the quarters ended March 31, 2025 and 2024, is to increase interest and fees on loans receivable and interest on borrowings by $427 thousand and $415 thousand, respectively. Net income for the quarters ended March 31, 2025 and 2024, is also impacted by a $1.2 million increase and a $13 thousand decrease in the ACL, respectively, and a $394 thousand increase in income tax benefit and a $3 thousand decrease in income tax benefit, respectively. The related consolidated statements of cash flows adjustments for treating such transferred interests as secured borrowing arrangements for the quarters ended March 31, 2025 and 2024, is to increase “Net change in loans receivable held for investment” by $9.5 million and increase “Net change in loans receivable held for investment” by $299 thousand, respectively, and to decrease the “Proceeds from secured borrowings” by $9.4 million and increase the “Proceeds from secured borrowings” by $1.8 million, respectively, for these adjustments. Net cash provided by operating activities was not impacted by the adjustments for the quarters ended March 31, 2025 and 2024.
This Form 10-Q/A restates amounts included in the Original Form 10-Q. Accordingly, investors should rely only on the financial information and other disclosures regarding the Restated Period that are contained in this Form 10-Q/A, and not on any previously filed reports, earnings releases, or similar communications relating to such period.
For more information regarding the restatement and its impact on our consolidated financial statements, refer to Note 13, Restatement of Previously Issued Consolidated Financial Statements within this Form 10-Q/A.
Items Amended in this Form 10-Q/A
This Form 10-Q/A sets forth the Original Form 10-Q, as amended and restated, in its entirety. Except as required to reflect the restated amounts, related disclosures and updates to the Company’s assessment of internal control over financial reporting and disclosure controls and procedures, there were no changes to any other parts of the Original Form 10-Q, and this Form 10-Q/A does not reflect events occurring after the date of the Original Form 10-Q.
The Company is filing this Form 10-Q/A to amend the following items of the Original Form 10-Q:
•	Part I, Item 1. Financial Statements
•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part I, Item 4. Controls and Procedures
•	Part II, Item 1A. Risk Factors

The exhibit list included in Part II, Item 6 “Exhibits” herein has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. In accordance with applicable SEC rules, this Form 10-Q/A also includes an updated signature page.
Except as expressly provided herein, this Form 10-Q/A speaks only as of the date the Original Form 10-Q was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Form 10-Q to give effect to any subsequent events. Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-Q.
Internal Control Considerations
In connection with the restatements noted above, management has reassessed the effectiveness of our disclosure controls and procedures and has included applicable disclosures in Part I, Item 4 of this Form 10-Q/A, “Controls and Procedures.” Management identified material weaknesses in our internal control over financial reporting as described under “Evaluation of Disclosure Controls and Procedures” in Part I, Item 4 of this Form 10-Q/A, resulting in the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures and internal control over financial reporting were not effective as of March 31, 2025. Management has taken and is taking additional steps, as described under “Remediation Plan” in Part I, Item 4 of this Form 10-Q/A, to remediate these material weaknesses in our internal control over financial reporting.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition
(In thousands, except share and per share amounts)
	March 31, 2025 (as Restated)	December 31, 2024
	(Unaudited)
Assets:
Cash and due from banks	$2,040	$2,255
Interest-bearing deposits in other banks	13,754	59,110
Cash and cash equivalents	15,794	61,365
Securities available-for-sale, at fair value (amortized cost of $199,318 and $219,658)	185,938	203,862
Loans receivable held for investment, net of allowance of $10,260 and $8,364	991,587	999,956
Accrued interest receivable	5,624	5,001
Federal Home Loan Bank (“FHLB”) stock	4,616	9,637
Federal Reserve Bank (“FRB”) stock	3,543	3,543
Office properties and equipment, net	8,812	8,899
Bank owned life insurance	3,332	3,321
Deferred tax assets, net	9,292	8,880
Core deposit intangible, net	1,696	1,775
Goodwill	25,858	25,858
Other assets	2,684	2,786
Total assets	$1,258,776	$1,334,883

Liabilities and equity
Liabilities:
Deposits	$776,543	$745,399
Securities sold under agreements to repurchase	80,778	66,610
FHLB borrowings	78,000	195,532
Secured borrowings	31,256	31,356
Accrued expenses and other liabilities	8,417	10,794
Total liabilities	974,994	1,049,691
Non-Cumulative Redeemable Perpetual Preferred stock, Series C; authorized 150,000 shares at March 31, 2025 and December 31, 2024; issued and outstanding 150,000 shares at March 31, 2025 and December 31, 2024; liquidation value $1,000 per share	150,000	150,000
Common stock, Class A, $0.01 par value, voting; authorized 75,000,000 shares at March 31, 2025 and December 31, 2024; issued 6,460,272 shares at March 31, 2025 and 6,349,455 shares at December 31, 2024; outstanding 6,133,044 shares at March 31, 2025 and 6,022,227 shares at December 31, 2024	64	63
Common stock, Class B, $0.01 par value, non-voting; authorized 15,000,000 shares at March 31, 2025 and December 31, 2024; issued and outstanding 1,425,574 shares at March 31, 2025 and December 31, 2024	14	14
Common stock, Class C, $0.01 par value, non-voting; authorized 25,000,000 shares at March 31, 2025 and December 31, 2024; issued and outstanding 1,672,562 at March 31, 2025 and December 31, 2024	17	17
Additional paid-in capital	143,169	142,902
Retained earnings	9,288	12,727
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(4,152)	(4,201)
Accumulated other comprehensive loss, net of tax	(9,508)	(11,223)
Treasury stock-at cost, 327,228 shares at March 31, 2025 and at December 31, 2024	(5,326)	(5,326)
Total Broadway Financial Corporation and Subsidiary equity	283,566	284,973
Non-controlling interest	216	219
Total liabilities and equity	$1,258,776	$1,334,883

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)
	Three Months Ended March 31,
	2025 (as Restated)	2024
Interest income:
Interest and fees on loans receivable	$13,117	$11,544
Interest on available-for-sale securities	1,208	2,075
Other interest income	476	1,589
Total interest income	14,801	15,208

Interest expense:
Interest on deposits	4,199	2,799
Interest on borrowings	2,557	4,885
Total interest expense	6,756	7,684

Net interest income	8,045	7,524
Provision for credit losses	1,914	247
Net interest income after provision for credit losses	6,131	7,277

Non-interest income:
Service charges	43	40
Grants	25	–
Other	220	266
Total non-interest income	288	306

Non-interest expense:
Compensation and benefits	5,284	4,269
Occupancy expense	540	503
Information services	706	707
Professional services	700	1,410
Advertising and promotional expense	46	28
Supervisory costs	193	177
Corporate insurance	67	61
Amortization of core deposit intangible	79	84
Operational loss	1,943	–
Other	639	571
Total non-interest expense	10,197	7,810

Loss before income taxes	(3,778)	(227)
Income tax benefit	(1,086)	(54)
Net loss	$(2,692)	$(173)
Less: Net loss attributable to non-controlling interest	(3)	(19)
Net loss attributable to Broadway Financial Corporation	$(2,689)	$(154)
Less: Preferred stock dividends	750	–
Net loss attributable to common stockholders	$(3,439)	$(154)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available-for-sale arising during the period	$2,416	$(803)
Income tax expense (benefit)	701	(232)
Other comprehensive income (loss), net of tax	1,715	(571)

Comprehensive loss	$(1,724)	$(725)

Loss per common share-basic	$(0.39)	$(0.02)
Loss per common share-diluted	$(0.39)	$(0.02)

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2025 (as Restated)	2024 (as Restated)
	(In thousands)
Cash flows from operating activities:
Net loss	$(2,692)	$(173)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	1,914	247
Depreciation	102	164
Net change of deferred loan origination costs	114	137
Net accretion of premiums and discounts on available-for-sale securities	(57)	(253)
Accretion of purchase accounting marks on loans	(103)	(32)
Amortization of core deposit intangible	79	84
Director compensation expense	168	–
Accretion of premium on FHLB advances	–	(4)
Stock-based compensation expense	99	77
ESOP compensation expense	50	47
Earnings on bank owned life insurance	(11)	(11)
Change in assets and liabilities:
Net change in deferred taxes	(1,113)	(54)
Net change in accrued interest receivable	(623)	(700)
Net change in other assets	102	(9,857)
Net change in accrued expenses and other liabilities	(2,377)	(1,336)
Net cash used in operating activities	(4,348)	(11,664)

Cash flows from investing activities:
Net change in loans receivable held for investment	6,445	(46,106)
Principal payments on available-for-sale securities	20,396	23,157
Purchase of FHLB stock	(2,684)	(136)
Proceeds from redemption of FHLB stock	7,705	–
Purchase of office properties and equipment	(15)	(55)
Net cash provided by (used in) investing activities	31,847	(23,140)

Cash flows from financing activities:
Net change in deposits	31,144	12,859
Net change in securities sold under agreements to repurchase	14,168	(1,794)
Repayment of notes payable	–	(14,000)
Cash dividends paid - preferred	(750)	–
Proceeds from secured borrowings	–	1,816
Repayments of secured borrowings	(100)	(2,115)
Proceeds from FHLB advances	176,500	–
Repayments of FHLB advances	(294,032)	(35)
Net cash used in financing activities	(73,070)	(3,269)
Net change in cash and cash equivalents	(45,571)	(38,073)
Cash and cash equivalents at beginning of the period	61,365	105,195
Cash and cash equivalents at end of the period	$15,794	$67,122
Supplemental disclosures of cash flow information:
Cash paid for interest	$6,402	$5,913
Cash paid for income taxes	–	48

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Equity
(Unaudited)
(as Restated)
	Three Months Ended March 31, 2025 and 2024
	Preferred Stock Non- Voting	Common Stock Voting	Common Stock Non- Voting	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Non- Controlling Interest	Total Equity
	(In thousands)
Balance at December 31, 2024	$150,000	$63	$31	$142,902	$(11,223)	$12,727	$(4,201)	$(5,326)	$219	$285,192
Net loss	–	–	–	–	–	(2,689)	–	–	(3)	(2,692)
Release of unearned ESOP shares	–	–	–	1	–	–	49	–	–	50
Stock-based compensation expense	–	1	–	98	–	–	–	–	–	99
Director stock compensation expense	–	–	–	168	–	–	–	–	–	168
Dividends declared and paid - preferred	–	–	–	–	–	(750)	–	–	–	(750)
Other comprehensive income, net of tax	–	–	–	–	1,715	–	–	–	–	1,715
Balance at March 31, 2025	$150,000	$64	$31	$143,169	$(9,508)	$9,288	$(4,152)	$(5,326)	$216	$283,782

Balance at December 31, 2023	$150,000	$62	$31	$142,601	$(13,525)	$12,365	$(4,492)	$(5,326)	$194	$281,910
Net loss	–	–	–	–	–	(154)	–	–	(19)	(173)
Release of unearned ESOP shares	–	–	–	(25)	–	–	72	–	–	47
Stock-based compensation expense	–	–	–	77	–	–	–	–	–	77
Other comprehensive loss, net of tax	–	–	–	–	(571)	–	–	–	–	(571)
Balance at March 31, 2024	$150,000	$62	$31	$142,653	$(14,096)	$12,211	$(4,420)	$(5,326)	$175	$281,290

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for quarterly reports on Form 10-Q. These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K/A for the year ended December 31, 2024, as amended (“2024 Form 10-K/A”) and, accordingly, should be read in conjunction with such audited consolidated financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Our accounting policies are described in Note 1 – Summary of Significant Accounting Policies of our audited consolidated financial statements included in the 2024 Form 10-K/A.

NOTE 2 – Loss Per Share and Equity (As Restated)

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

The following table shows how the Company computed basic and diluted loss per share of common stock for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands, except per share data)
Net loss attributable to Broadway Financial Corporation	$(2,689)	$(154)
Less: Net income (loss) attributable to participating securities	64	4
Less: Preferred stock dividends	(750)	–
Net loss available to common stockholders	$(3,375)	$(150)

Weighted average common shares outstanding for basic loss per common share	8,547,460	8,229,774
Add: Effects of unvested restricted stock awards	–	–
Weighted average common shares outstanding for diluted loss per common share	8,547,460	8,229,774

Loss per common share - basic	$(0.39)	$(0.02)
Loss per common share - diluted	$(0.39)	$(0.02)

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

The Company’s assessment of available-for-sale investment securities as of March 31, 2025 and December 31, 2024, indicated that an allowance for credit losses (“ACL”) was not required. The Company evaluated available-for-sale investment securities that were in an unrealized loss position and determined the decline in fair value for those securities was not related to credit, but rather related to changes in interest rates and general market conditions. As such, no ACL was recorded for available-for-sale securities as of March 31, 2025 or December 31, 2024. At both March 31, 2025 and December 31, 2024, approximately 98% of the securities held by the Company were issued by U.S. government-sponsored entities and agencies.  Because the decline in fair value is attributable to changes in interest rates and liquidity, and not credit quality, and because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company did not record expected credit loss during the quarters ended March 31, 2025 or 2024.

NOTE 4 – Loans Receivable Held for Investment (as Restated)

Loans receivable held for investment were as follows as of the periods indicated:

	March 31, 2025	December 31, 2024
	(In thousands)
Real estate:
Single-family	$23,394	$24,036
Multi-family	631,218	639,156
Commercial real estate	164,712	163,348
Church	9,286	9,470
Construction	92,632	91,600
Commercial – other	77,484	77,787
SBA loans	1,127	1,142
Consumer	125	13
Gross loans receivable before deferred loan costs and premiums	999,978	1,006,552
Unamortized net deferred loan costs and premiums	2,114	2,116
Gross loans receivable	1,002,092	1,008,668
Credit and interest marks on purchased loans, net	(245)	(348)
Allowance for credit losses	(10,260)	(8,364)
Loans receivable, net	$991,587	$999,956

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

The following tables summarize the activity in the allowance for credit losses on loans for the periods indicated:
	March 31, 2025
	Beginning Balance	Charge-offs	Recoveries	Provision (recapture)	Ending Balance
	(In thousands)
Loans receivable held for investment:
Single-family	$200	$–	$–	$(7)	$193
Multi-family	4,617	–	–	1,444	6,061
Commercial real estate	1,188	–	–	97	1,285
Church	54	–	–	(6)	48
Construction	1,564	–	–	(169)	1,395
Commercial - other	730	–	–	470	1,200
SBA loans	11	–	–	67	78
Total	$8,364	$–	$–	$1,896	$10,260

	March 31, 2024
	Beginning Balance	Charge-offs	Recoveries	Provision (recapture)	Ending Balance
	(In thousands)
Loans receivable held for investment:
Single-family	$264	$–	$–	$39	$303
Multi-family	4,464	–	–	(90)	4,374
Commercial real estate	1,164	–	–	11	1,175
Church	72	–	–	18	90
Construction	1,009	–	–	19	1,028
Commercial - other	592	–	–	190	782
SBA loans	48	–	–	4	52
Total	$7,613	$–	$–	$191	$7,804

The Company also recorded a provision for off-balance sheet loan commitments of $18 thousand and $56 thousand for the quarters ended March 31, 2025 and 2024, respectively.

The ACL increased from March 31, 2024 to March 31, 2025, primarily due to two new non-accrual loans and required reserves for individually evaluated loans.

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

The following table presents collateral dependent loans by collateral type as of the date indicated:

	March 31, 2025
	Single-Family	Multi-Family Residential	Furniture, Fixtures and Equipment	Business Assets	Total
Real estate:	(In thousands)
Multi-family	$–	$4,223	$–	$–	$4,223
SBA loans	–	–	–	338	338
Total	$–	$4,223	$–	$338	$4,561

	December 31, 2024
	Single-Family	Multi-Family Residential	Church	Business Assets	Total
	(In thousands)
SBA loans	–	–	–	264	264
Total	$–	$–	$–	$264	$264

At March 31, 2025, $4.6 million of individually evaluated loans were evaluated based on the estimated fair value of the underlying collateral and one $522 thousand loan was individually evaluated using the remaining life approach. These loans had an associated ACL of $2.1 million as of March 31, 2025. The Company had four individually evaluated loans totaling $5.1 million on nonaccrual status at March 31, 2025.

At December 31, 2024, one $264 thousand individually evaluated loan was evaluated based on the estimated fair value of the underlying collateral.   This loan had no associated ACL and was on nonaccrual status as of December 31, 2024.

Past Due Loans

The following tables present the aging of the recorded investment in past due loans by loan type as of the dates indicated:

	March 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single-family	$–	$–	$–	$–	$23,415	$23,415
Multi-family	4,223	–	–	4,223	629,912	634,135
Commercial real estate	758	–	–	758	163,851	164,609
Church	–	–	–	–	9,292	9,292
Construction	–	–	–	–	92,201	92,201
Commercial - other	–	–	–	–	77,188	77,188
SBA loans	–	74	264	338	789	1,127
Consumer	–	–	–	–	125	125
Total	$4,981	$74	$264	$5,319	$996,773	$1,002,092

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single-family	$–	$6	$–	$6	$24,042	$24,048
Multi-family	–	–	–	–	642,109	642,109
Commercial real estate	–	–	–	–	163,269	163,269
Church	–	–	–	–	9,475	9,475
Construction	–	–	–	–	91,140	91,140
Commercial - other	–	–	–	–	77,472	77,472
SBA loans	–	264	–	264	878	1,142
Consumer	–	–	–	–	13	13
Total	$–	$270	$–	$270	$1,008,398	$1,008,668

The following tables present the recorded investment in non-accrual loans by loan type as of the dates indicated:
		March 31, 2025
	Nonaccrual with no Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans
	(In thousands)
Loans receivable held for investment:
Multi-family	$–	$4,223	$4,223
Commercial - other	–	522	522
SBA loans	–	338	338
Total non-accrual loans	$–	$5,083	$5,083

		December 31, 2024
	Nonaccrual with no Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans
	(In thousands)
Loans receivable held for investment:
SBA loans	$264	$–	$264
Total non-accrual loans	$264	$–	$264

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

	March 31, 2025
	Term Extension	Percentage of Total Loan Type	Weighted Average Term Extension
	(In Thousands)
Real estate:
Commercial real estate	$792	0.48%	7 months
Construction	2,039	2.20%	7 months
Total	$2,831

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

Loans that are not individually evaluated as part of the above-described process are considered to be pass rated loans.  Pass rated loans are generally well protected by the current net worth and paying capacity of the obligor and/or by the value of the underlying collateral.  Pass rated loans are not more than 59 days past due and are generally performing in accordance with the loan terms.

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination as of the date indicated:
	Term Loans Amortized Cost Basis by Origination Year - As of March 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
	(In thousands)
Single-family:
Pass	$–	$–	$540	$4,074	$1,953	$14,799	$–	$21,366
Watch	–	–	–	–	724	1,325	–	2,049
Total	$–	$–	$540	$4,074	$2,677	$16,124	$–	$23,415

Multi-family:
Pass	$–	$81,228	$77,481	$154,237	$117,677	$106,153	$–	$536,776
Watch	–	–	5,622	29,144	19,691	20,404	–	74,861
Special Mention	–	–	–	608	4,926	282	–	5,816
Substandard	–	–	1,525	7,337	4,659	3,161	–	16,682
Total	$–	$81,228	$84,628	$191,326	$146,953	$130,000	$–	$634,135

Commercial real estate:
Pass	$630	$49,040	$8,241	$23,299	$28,880	$35,908	$–	$145,998
Watch	–	–	1,371	430	986	7,534	–	10,321
Special Mention	–	–	1,578	–	–	1,624	–	3,202
Substandard	–	–	3,259	–	1,829	–	–	5,088
Total	$630	$49,040	$14,449	$23,729	$31,695	$45,066	$–	$164,609

Church:
Pass	$–	$–	$2,417	$–	$2,134	$3,191	$–	$7,742
Watch	–	–	371	–	–	–	–	371
Substandard	–	–	–	–	–	1,179	–	1,179
Total	$–	$–	$2,788	$–	$2,134	$4,370	$–	$9,292

Construction:
Pass	–	–	–	–	–	–	–	–
Watch	–	10,020	33,916	228	–	–	–	44,164
Special Mention	–	–	–	–	–	2,028	–	2,028
Substandard	–	–	4,206	37,884	3,919	–	–	46,009
Total	$–	$10,020	$38,122	$38,112	$3,919	$2,028	$–	$92,201

Commercial – other:
Pass	$–	$2	$3	$7,319	$–	$12,742	$–	$20,066
Watch	–	19,266	28,167	706	–	1,194	–	49,333
Special Mention	–	–	–	351	–	6,549	–	6,900
Substandard	–	–	–	–	106	783	–	889
Total	$–	$19,268	$28,170	$8,376	$106	$21,268	$–	$77,188

SBA:
Pass	$–	$585	$–	$–	$–	$54	$–	$639
Substandard	–	–	–	150	–	–	–	150
Doubtful	–	–	–	–	–	338	–	338
Total	$–	$585	$–	$150	$–	$392	$–	$1,127

Consumer:
Pass	$125	$–	$–	$–	$–	$–	$–	$125
Total	$125	$–	$–	$–	$–	$–	$–	$125

Total loans:
Pass	$755	$130,855	$88,682	$188,929	$150,644	$172,847	$–	$732,712
Watch	–	29,286	69,447	30,508	21,401	30,457	–	181,099
Special Mention	–	–	1,578	959	4,926	10,483	–	17,946
Substandard	–	–	8,990	45,371	10,513	5,123	–	69,997
Doubtful	–	–	–	–	–	338	–	338
Total loans	$755	$160,141	$168,697	$265,767	$187,484	$219,248	$–	$1,002,092

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(In thousands)
Single-family:
Pass	$–	$543	$4,098	$1,968	$1,796	$13,687	$–	$22,092
Watch	–	–	–	729	1,227	–	–	1,956
Total	$–	$543	$4,098	$2,697	$3,023	$13,687	$–	$24,048

Multi-family:
Pass	$81,474	$77,739	$171,836	$126,492	$26,771	$90,584	$–	$574,896
Watch	–	5,633	16,244	14,761	–	13,244	–	49,882
Special Mention	–	–	4,210	3,150	–	–	–	7,360
Substandard	–	1,562	–	4,691	–	3,718	–	9,971
Total	$81,474	$84,934	$192,290	$149,094	$26,771	$107,546	$–	$642,109

Commercial real estate:
Pass	$49,143	$9,655	$23,482	$29,021	$21,150	$22,606	$–	$155,057
Watch	–	1,584	432	994	–	1,634	–	4,644
Substandard	–	3,271	–	297	–	–	–	3,568
Total	$49,143	$14,510	$23,914	$30,312	$21,150	$24,240	$–	$163,269

Church:
Pass	$–	$2,442	$–	$2,148	$1,696	$1,002	$–	$7,288
Watch	–	376	–	–	–	618	–	994
Substandard	–	–	–	–	–	1,193	–	1,193
Total	$–	$2,818	$–	$2,148	$1,696	$2,813	$–	$9,475

Construction:
Watch	$9,568	$31,274	$227	$–	$–	$2,038	$–	$43,107
Substandard	–	4,076	38,494	5,463	–	–	–	48,033
Total	$9,568	$35,350	$38,721	$5,463	$–	$2,038	$–	$91,140

Commercial – other:
Pass	$1	$3	$7,575	$–	$2,768	$9,965	$–	$20,312
Watch	19,260	28,157	706	–	–	1,197	–	49,320
Special Mention	–	–	351	–	–	2,250	–	2,601
Substandard	–	–	–	106	571	4,562	–	5,239
Total	$19,261	$28,160	$8,632	$106	$3,339	$17,974	$–	$77,472

SBA:
Pass	$590	$–	$–	$–	$–	$64	$–	$654
Substandard	–	–	150	–	338	–	–	488
Total	$590	$–	$150	$–	$338	$64	$–	$1,142

Consumer:
Pass	$13	$–	$–	$–	$–	$–	$–	$13
Total	$13	$–	$–	$–	$–	$–	$–	$13

Total loans:
Pass	$131,221	$90,382	$206,991	$159,629	$54,181	$137,908	$–	$780,312
Watch	28,828	67,024	17,609	16,484	1,227	18,731	–	149,903
Special Mention	–	–	4,561	3,150	–	2,250	–	9,961
Substandard	–	8,909	38,644	10,557	909	9,473	–	68,492
Total loans	$160,049	$166,315	$267,805	$189,820	$56,317	$168,362	$–	$1,008,668

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

NOTE 6 – Borrowings (as Restated)

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

The Company will, from time to time, sell a portion of a loan or group of loans to third parties. In some cases, the transferred portion of the loans does not meet the requirements to be treated as sales for accounting purposes. When that occurs, the legally transferred portion of the loan balance remains classified in gross loans receivable held for investment and a secured borrowing is recorded for the proceeds received from the third party institution. As the transferred portion of the loan pays down, the secured borrowings are repaid. The Company has no obligation to make principal or interest payments on the secured borrowings unless and until payments are received from the loan borrowers. The Company has secured borrowings associated with these participation loan transactions of $31.3 million and $31.4 million as of March 31, 2025 and December 31, 2024, respectively. The weighted average interest rate on the secured borrowings was 5.54% at both March 31, 2025 and December 31, 2024.

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

NOTE 7 – Fair Value (as Restated)

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

Assets Measured on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis and the following is a general description of the methods used to value such assets.

Loans: The fair value of individually evaluated loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those individually evaluated loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. As of March 31, 2025, substantially all of the Company’s individually evaluated loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, individually evaluated loans where an allowance is established based on the fair value of collateral, i.e., those that are collateral dependent, require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

The table below presents assets measured at fair value on a nonrecurring basis.  As of December 31, 2024, the Company did not have any assets or liabilities carried at fair value on a nonrecurring basis.
	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
At March 31, 2025:
Individually evaluated loans: Real estate:
Multi-family	$–	$–	$4,110	$4,110
Commercial real estate	–	–	1,768	1,768
SBA loans	–	–	35	35

Fair Values of Financial Instruments

The following tables present the carrying amount, fair value, and level within the fair value hierarchy of the Company’s financial instruments as of March 31, 2025 and December 31, 2024.

		Fair Value Measurements at March 31, 2025
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$15,794	$15,794	$–	$–	$15,794
Securities available-for-sale	185,938	60,552	125,386	–	185,938
Loans receivable held for investment	991,587	–	–	964,977	964,977
Accrued interest receivable	5,624	399	453	4,772	5,624

Financial Liabilities:
Non interest bearing deposits	$94,588	$–	$94,588	$–	$94,588
Interest bearing deposits	419,531	–	419,531	–	419,531
Time deposits	262,424	–	261,728	–	261,728
FHLB borrowings	78,000	–	78,000	–	78,000
Secured borrowings	31,256	–	31,256	–	31,256
Securities sold under agreements to repurchase	80,778	–	80,778	–	80,778
Accrued interest payable	1,704	–	1,704	–	1,704

		Fair Value Measurements at December 31, 2024
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$61,365	$61,365	$–	$–	$61,365
Securities available-for-sale	203,862	77,190	126,672	–	203,862
Loans receivable held for investment	999,956	–	–	973,183	973,183
Accrued interest receivable	5,001	5,001	–	–	5,001
Bank owned life insurance	3,321	3,321	–	–	3,321

Financial Liabilities:
Deposits	$745,399	$–	$669,695	$–	$669,695
Borrowings	226,888	–	227,150	–	227,150
Securities sold under agreements to repurchase	66,610	–	66,070	–	66,070
Accrued interest payable	1,349	–	1,349	–	1,349

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

NOTE 10 – Regulatory Matters (as Restated)

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

	Actual		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2025:
Community Bank Leverage Ratio	$186,256	14.78%	$113,427	9.00%
December 31, 2024:
Community Bank Leverage Ratio	$188,827	13.61%	$124,879	9.00%

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

NOTE 11 – Income Taxes (as Restated)

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

The Company recorded an income tax benefit of $1.1 million for the first quarter of 2025, compared to an income tax benefit of $54 thousand for the first quarter of 2024.  The increase in income tax benefit reflected an increase of $3.5 million in pre-tax loss between the two periods. The effective tax rate was 28.75% for the first quarter of 2025, compared to 23.79% for the first quarter of 2024.

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

NOTE 13 – Restatement of Previously Issued Consolidated Financial Statements

The consolidated financial statements for the quarter ended March 31, 2025 have been restated to reflect the correction of misstatements.  We have also restated all amounts impacted within the Notes to the consolidated financial statements.

The restatement is related to several loan participation agreements originated by City First Bank and sold to other financial institutions. Upon further review of the agreements, it was determined that the transfers did not meet the requirements in ASC 860 to be treated as sales for accounting purposes, and therefore should have been recorded as secured borrowing arrangements. The related adjustment to the consolidated statements of financial condition for treating such transferred interests as secured borrowing arrangements as of March 31, 2025, is to increase “Loans Receivable Held for Investment” by $20.4 million to reflect the fact that the transfers did not meet the requirements for sale accounting treatment, and to record a “Secured Borrowing” for the same amounts as a liability.

The related adjustments to the consolidated statements of operations and comprehensive income for treating such transferred interests as secured borrowing arrangements for the quarters ended March 31, 2025 and 2024, is to increase both interest and fees on loans receivable and interest on borrowings by $427 thousand and $415 thousand, respectively. Net income for the quarters ended March 31, 2025 and 2024, is also impacted by the related revisions to the ACL and income taxes, as well as an adjustment to the ACL for a collateral dependent loan.

The related consolidated statements of cash flows adjustments for treating such transferred interests as secured borrowing arrangements for the quarters ended March 31, 2025 and 2024, is to adjust “Net change in loans receivable held for investment” and “Proceeds of secured borrowings and “Repayments of secured borrowings” for these amounts.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition
(In thousands, except share and per share amounts)

	March 31, 2025 (Unaudited)
	As Previously Reported	Adjustments		As Restated
Assets:
Cash and due from banks	$2,040	$		$2,040
Interest-bearing deposits in other banks	13,754			13,754
Cash and cash equivalents	15,794			15,794
Securities available-for-sale, at fair value	185,938			185,938
Loans receivable held for investment, net of allowance	971,231		20,356	991,587
Accrued interest receivable	5,624			5,624
Federal Home Loan Bank (“FHLB”) stock	4,616			4,616
Federal Reserve Bank (“FRB”) stock	3,543			3,543
Office properties and equipment, net	8,812			8,812
Bank owned life insurance	3,332			3,332
Deferred tax assets, net	8,103		1,189	9,292
Core deposit intangible, net	1,696			1,696
Goodwill	25,858			25,858
Other assets	3,472		(788)	2,684
Total assets	$1,238,019		$20,757	$1,258,776

Liabilities and equity
Liabilities:
Deposits	$776,543	$		$776,543
Securities sold under agreements to repurchase	80,778			80,778
FHLB borrowings	78,000			78,000
Secured borrowings	9,415		21,841	31,256
Accrued expenses and other liabilities	8,486		(69)	8,417
Total liabilities	953,222		21,772	974,994

Non-Cumulative Redeemable Perpetual Preferred stock, Series C	150,000			150,000
Common stock, Class A	64			64
Common stock, Class B	14			14
Common stock, Class C	17			17
Additional paid-in capital	143,169			143,169
Retained earnings	10,303		(1,015)	9,288
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(4,152)			(4,152)
Accumulated other comprehensive loss, net of tax	(9,508)			(9,508)
Treasury stock-at cost	(5,326)			(5,326)
Total Broadway Financial Corporation and Subsidiary equity	284,581		(1,015)	283,566
Non-controlling interest	216			216
Total liabilities and equity	$1,238,019		$20,757	$1,258,776

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)

	Three Months Ended March 31, 2025 (Unaudited)
	As Previously Reported	Adjustments		As Restated
Interest income:
Interest and fees on loans receivable	$12,690		$427	$13,117
Interest on available-for-sale securities	1,208			1,208
Other interest income	476			476
Total interest income	14,374		427	14,801

Interest expense:
Interest on deposits	4,199			4,199
Interest on borrowings	2,130		427	2,557
Total interest expense	6,329		427	6,756

Net interest income	8,045		–	8,045
Provision for credit losses	689		1,225	1,914
Net interest income after provision for credit losses	7,356		(1,225)	6,131

Non-interest income:
Service charges	43			43
Grants	25			25
Other	220			220
Total non-interest income	288			288

Non-interest expense:
Compensation and benefits	5,284			5,284
Occupancy expense	540			540
Information services	706			706
Professional services	700			700
Advertising and promotional expense	46			46
Supervisory costs	193			193
Corporate insurance	67			67
Amortization of core deposit intangible	79			79
Operational loss	1,943			1,943
Other	639			639
Total non-interest expense	10,197			10,197

Loss before income taxes	(2,553)		(1,225)	(3,778)
Income tax benefit	(692)		(394)	(1,086)
Net loss	$(1,861)		$(831)	$(2,692)
Less: Net loss attributable to non-controlling interest	(3)			(3)
Net loss attributable to Broadway Financial Corporation	$(1,858)		$(831)	$(2,689)
Less: Preferred stock dividends	750			750
Net loss attributable to common stockholders	$(2,608)		$(831)	$(3,439)

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities available-for-sale arising during the period	$2,416	$		$2,416
Income tax expense (benefit)	701			701
Other comprehensive income (loss), net of tax	1,715			1,715

Comprehensive loss	$(893)		$(831)	$(1,724)

Loss per common share-basic	$(0.30)		$(0.11)	$(0.39)
Loss per common share-diluted	$(0.30)		$(0.11)	$(0.39)

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31, 2025 (Unaudited)			Three Months Ended March 31, 2024 (Unaudited)

	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments		As Restated
Cash flows from operating activities:
Net loss	$(1,861)	$(831)	$(2,692)	$(183)		$10	$(173)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	689	1,225	1,914	260		(13)	247
Depreciation	102		102	164			164
Net change of deferred loan origination costs	114		114	137			137
Net accretion of premiums and discounts on available-for-sale securities	(57)		(57)	(253)			(253)
Accretion of purchase accounting marks on loans	(103)		(103)	(32)			(32)
Amortization of core deposit intangible	79		79	84			84
Director compensation expense	168		168	–			–
Accretion of premium on FHLB advances	–		0	(4)			(4)
Stock-based compensation expense	99		99	77			77
ESOP compensation expense	50		50	47			47
Earnings on bank owned life insurance	(11)		(11)	(11)			(11)
Change in assets and liabilities:
Net change in deferred taxes	–	(1,113)	(1,113)	(57)		3	(54)
Net change in accrued interest receivable	(623)		(623)	(700)			(700)
Net change in other assets	(686)	788	102	(9,857)			(9,857)
Net change in accrued expenses and other liabilities	(2,308)	(69)	(2,377)	(1,336)			(1,336)
Net cash used in operating activities	(4,348)	–	(4,348)	(11,664)		–	(11,664)

Cash flows from investing activities:
Net change in loans receivable held for investment	(3,070)	9,515	6,445	(46,405)		299	(46,106)
Principal payments on available-for-sale securities	20,396		20,396	23,157			23,157
Purchase of FHLB stock	(2,684)		(2,684)	(136)			(136)
Proceeds from redemption of FHLB stock	7,705		7,705	–			–
Purchase of office properties and equipment	(15)		(15)	(55)			(55)
Net cash provided by (used in) investing activities	22,332	9,515	31,847	(23,439)		299	(23,140)

Cash flows from financing activities:
Net change in deposits	31,144		31,144	12,859			12,859
Net change in securities sold under agreements to repurchase	14,168		14,168	(1,794)			(1,794)
Repayment of notes payable	–		–	(14,000)			(14,000)
Cash dividends paid - preferred	(750)		(750)	–			–
Proceeds from secured borrowings	9,415	(9,415)	–	–		1,816	1,816
Repayments of secured borrowings	–	(100)	(100)	–		(2,115)	(2,115)
Proceeds from FHLB advances	176,500		176,500	–			–
Repayments of FHLB advances	(294,032)		(294,032)	(35)			(35)
Net cash used in financing activities	(63,555)	(9,515)	(73,070)	(2,970)		(299)	(3,269)
Net change in cash and cash equivalents	(45,571)		(45,571)	(38,073)			(38,073)
Cash and cash equivalents at beginning of the period	61,365		61,365	105,195			105,195
Cash and cash equivalents at end of the period	$15,794	$–	$15,794	$67,122		$–	$67,122

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,975	$427	$6,402	$5,913	$		$5,913
Cash paid for income taxes	–		–	48			48

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2025 and 2024
	Preferred Stock Non- Voting	Common Stock Voting	Common Stock Non- Voting	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (As Restated)	Unearned ESOP Shares	Treasury Stock	Non- Controlling Interest	Total Equity (As Restated)
	(In thousands)
Balance at December 31, 2024 (As Restated)	$150,000	$63	$31	$142,902	$(11,223)	$12,727	$(4,201)	$(5,326)	$219	$285,192
Net loss (As Restated)	–	–	–	–	–	(2,689)	–	–	(3)	(2,692)
Release of unearned ESOP shares	–	–	–	1	–	–	49	–	–	50
Stock-based compensation expense	–	1	–	98	–	–	–	–	–	99
Director stock compensation expense	–	–	–	168	–	–	–	–	–	168
Dividends declared and paid - preferred	–	–	–	–	–	(750)	–	–	–	(750)
Other comprehensive income, net of tax	–	–	–	–	1,715	–	–	–	–	1,715
Balance at March 31, 2025	$150,000	$64	$31	$143,169	$(9,508)	$9,288	$(4,152)	$(5,326)	$216	$283,782

Balance at December 31, 2023 (As Restated)	$150,000	$62	$31	$142,601	$(13,525)	$12,365	$(4,492)	$(5,326)	$194	$281,910
Net loss (As Restated)	–	–	–	–	–	(154)	–	–	(19)	(173)
Release of unearned ESOP shares	–	–	–	(25)	–	–	72	–	–	47
Stock-based compensation expense	–	–	–	77	–	–	–	–	–	77
Other comprehensive loss, net of tax	–	–	–	–	(571)	–	–	–	–	(571)
Balance at March 31, 2024	$150,000	$62	$31	$142,653	$(14,096)	$12,211	$(4,420)	$(5,326)	$175	$281,290

NOTE 14 – Subsequent Events

Operational Loss

During the first quarter of 2025, the Company recognized an operational loss of $1.9 million due to a fraudulent wire transfer. In August 2025, the Company recovered $1.6 million of the $1.9 million which will be reflected in the consolidated financial statements of the Company for the quarter ended September 30, 2025.  In October 2025, the Company recovered $240 thousand which will be reflected in the consolidated financial statements of the Company for the quarter ended December 31, 2025.

Goodwill Impairment

On October 15, 2025, the Audit Committee of the Board of Directors of Broadway Financial Corporation concluded that, based on its annual impairment analysis, the Company’s goodwill is impaired in accordance with U.S. GAAP.  Consequently, the Company recorded a non-cash $25.9 million goodwill impairment charge for the quarter ended September 30, 2025. The Company does not expect that this charge will result in future cash expenditures.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AS RESTATED)

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part I, Item 1 “Financial Statements,” of this Quarterly Report on Form 10-Q/A and our Annual Report on Form 10-K/A for the year ended December 31, 2024. Certain statements herein are forward-looking statements within the meaning of Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the U.S. Securities Act of 1933, as amended that reflect our current views with respect to future events and financial performance. Forward-looking statements typically include words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “predicts,” “potential,” “continue,” “poised,” “optimistic,” “prospects,” “ability,” “looking,” “forward,” “invest,” “grow,” “improve,” “deliver” and other similar expressions. These forward-looking statements are subject to risks and uncertainties, which could cause actual future results to differ materially from historical results or from those anticipated or implied by such statements. Readers should not place undue reliance on these forward-looking statements, which speak only as of their dates or, if no date is provided, then as of the date of this Form 10-Q/A. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

Critical Accounting Policies and Estimates

Critical accounting policies are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations under different assumptions and conditions. This discussion highlights those accounting policies that management considers critical. All accounting policies are important; therefore, you are encouraged to review each of the policies included in Note 1 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in our 2024 Form 10-K/A to gain a better understanding of how our financial performance is measured and reported. Management has identified the Company’s critical accounting policies as follows:

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

Overview

Total assets decreased by $76.1 million at March 31, 2025, compared to December 31, 2024, reflecting decreases in cash and cash equivalents of $45.6 million, securities available-for-sale of $17.9 million, net loans of $8.4 million and FHLB stock of $5.0 million.

Loans receivable held for investment, net of the ACL, decreased by $8.4 million to $991.6 million at March 31, 2025, compared to $1.0 billion at December 31, 2024.

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

Total borrowings decreased by $103.5 million to $190.0 million at March 31, 2025, from $293.5 million at December 31, 2024, primarily due to a $117.5 million decrease in FHLB advances, partially offset by a $14.1 million increase in securities sold under agreements to repurchase.

For the three months ended March 31, 2025, the Company reported net loss before preferred dividends of $2.7 million  compared to net loss of $154 thousand for the three months ended March 31, 2024.  Net loss attributable to common stockholders was $3.4 million during the first quarter of 2025 after deducting preferred dividends of $750 thousand, compared to net loss attributable to common stockholders of $154 thousand for the first quarter of 2024.

During the first quarter of 2025, net interest income increased by $521 thousand, or 7.0%, to $8.0 million, compared to the first quarter of 2024.  The increase resulted from lower interest expense on borrowings, due to decreases in the average balance and average cost of borrowings, and an increase in interest and fees on loans receivable, due to increases in the average balance and rates.  These increases were partially offset by an increase in interest expense on deposits and decreases in interest income on interest-earning deposits and available-for-sale securities. During the first quarter of 2025, non-interest expense increased $2.4 million, or 30.6%, compared to the first quarter of 2024, primarily due to a $1.9 million loss incurred from wire fraud, which will result in a gain if recovered. In addition, compensation and benefits expense increased $1.0 million, which included $122 thousand of severance expense which negatively impacted diluted loss per share by $0.01, partially offset by a $710 thousand decrease in professional services expense. During the first quarter of 2025, the provision for credit losses increased by $1.7 million, from $247 thousand for the first quarter of 2024 to $1.9 million for the first quarter of 2025, primarily due to one new non-accrual loan and required reserves for individually evaluated loans.  The Company recorded an income tax benefit of $1.1 million for the first quarter of 2025 and an income tax benefit of $54 thousand for the first quarter of 2024. The increase in tax benefit reflected an increase of $3.5 million in pre-tax loss between the two periods.

Results of Operations

Net Interest Income

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

Net interest income before provision for credit losses for the first quarter of 2025 totaled $8.0 million, representing an increase of $521 thousand, or 7.0%, from net interest income before provision for credit losses of $7.5 million for the first quarter of 2024.  The increase resulted from a $2.3 million decrease in interest expense on borrowings, due to decreases in the average balance and average cost of borrowings.  The Company reduced borrowings to improve the net interest margin and to support capacity for future loan growth. The decrease in interest expense was complemented by a $1.6 million increase in interest and fees on loans receivable, due to an increase in average loan balances and rates. These increases were partially offset by a $1.4 million increase in interest expense on deposits, due to increases in rates and the average balance of deposits, a $1.1 million decrease in interest income on interest-earning deposits due to decreases in rates and the average balance of interest-earning deposits, and an $867 thousand decrease in interest income on available-for-sale securities due to decreases in rates and the average balance of available-for-sale securities.

The net interest margin increased to 2.63% for the first quarter of 2025 from 2.21% for the first quarter of 2024, due to an increase in the average rate earned on interest-earnings assets, which increased to 4.84% for the first quarter of 2025 from 4.47% for the first quarter of 2024, and a decrease in the cost of funds, which decreased to 3.06% for the first quarter of 2025 from 3.09% for the first quarter of 2024.

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

	For the Three Months Ended
	March 31, 2025			March 31, 2024
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Interest-bearing deposits	$28,958	$312	4.37%	$99,103	$1,344	5.42%
Securities	196,463	1,208	2.49%	305,615	2,075	2.72%
Loans receivable (1)	1,003,730	13,117	5.30%	943,885	11,544	4.89%
FRB and FHLB stock	11,188	164	5.94%	13,733	245	7.14%
Total interest-earning assets	1,240,339	$14,801	4.84%	1,362,336	$15,208	4.47%
Non-interest-earning assets	50,173			52,561
Total assets	$1,290,512			$1,414,897

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$119,101	$257	0.88%	$125,704	$1,444	4.59%
Savings deposits	48,712	68	0.57%	59,056	102	0.69%
Interest checking and other demand deposits	255,647	1,911	3.03%	227,504	143	0.25%
Certificate accounts	224,317	1,963	3.55%	163,116	1,110	2.72%
Total deposits	647,777	4,199	2.63%	575,380	2,799	1.95%
FHLB advances	149,135	1,529	4.16%	209,299	2,598	4.96%
Bank Term Funding Program borrowing	–	–	–%	100,000	1,203	4.81%
Other borrowings	98,525	1,028	4.23%	111,521	1,084	3.89%
Total borrowings	247,660	2,557	4.19%	420,820	4,885	4.64%
Total interest-bearing liabilities	895,437	$6,756	3.06%	996,200	$7,684	3.09%
Non-interest-bearing liabilities	108,638			137,035
Stockholders’ equity	286,437			281,662
Total liabilities and stockholders’ equity	$1,290,512			$1,414,897

Net interest rate spread (2)		$8,045	1.78%		$7,524	1.38%
Net interest rate margin (3)			2.63%			2.21%
Ratio of interest-earning assets to interest-bearing liabilities			138.52%			136.75%

(1)	Amount includes non-accrual loans.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

Provision for Credit Losses

For the three months ended March 31, 2025, the Company recorded a provision for credit losses of $1.9 million, compared to a provision for credit losses of $247 thousand for the three months ended March 31, 2024, primarily due to one new non-accrual loan and required reserves for individually evaluated loans. No loan charge-offs were recorded during the quarters ended March 31, 2025 or 2024.  The allowance for credit losses (“ACL”) increased to $10.3 million as of March 31, 2025, compared to $8.4 million as of December 31, 2024.  The Bank had three non-accrual loans at March 31, 2025 with an aggregate unpaid principal balance of $5.1 million. Credit quality remains strong with non-accrual loans as a percentage of total loans at 0.09% and non-performing assets to total assets of 0.07% despite the addition of non-accrual loans.

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

Income Taxes

The Company recorded an income tax benefit of $1.1 million for the first quarter of 2025 and income tax benefit of $54 thousand for the first quarter of 2024.  The increase in income tax benefit reflected an increase of $3.5 million in pre-tax loss between the two periods.  The effective tax rate was 28.75% for the first quarter of 2025, compared to 23.79% for the first quarter of 2024.

Financial Condition

Total Assets

Total assets decreased by $76.1 million at March 31, 2025, compared to December 31, 2024, reflecting decreases in cash and cash equivalents of $45.6 million, securities available-for-sale of $17.9 million, net loans of $8.4 million and FHLB stock of $5.0 million.

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

	March 31, 2025
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		More Than Ten Years		Total
	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield
	(Dollars in thousands)
Available‑for‑sale:
Federal agency mortgage‑backed securities	$27	0.25%	$1,404	1.28%	$7,732	1.67%	$43,168	2.59%	$52,331	2.42%
Federal agency CMO	–	–	311	0.92%	9,845	4.10%	9,099	3.29%	19,255	3.67%
Federal agency debt	17,462	1.47%	20,048	1.92%	3,017	4.85%	–	–	40,527	1.94%
Municipal bonds	–	–	2,964	1.54%	–	–	1,454	1.76%	4,418	1.61%
U.S. Treasuries	60,552	2.50%	–	–	–	–	–	–	60,552	2.50%
SBA pools	–	–	1,486	2.61%	–	–	7,369	2.48%	8,855	2.50%
Total	$78,041	2.27%	$26,213	1.87%	$20,594	3.30%	$61,090	2.66%	$185,938	2.46%

Loans Receivable Held for Investment

Loans receivable held for investment, net of the ACL, decreased by $8.4 million to $991.6 million at March 31, 2025, compared to $1.0 billion at December 31, 2024.

The following table presents loan categories by maturity for the period indicated. Actual repayments historically have, and will likely in the future, differ significantly from contractual maturities because individual borrowers generally have the right to prepay loans, with or without prepayment penalties.

	March 31, 2025
	One Year or Less	More Than One Year to Five Years	More Than Five Years to 15 Years	More Than 15 Years	Total

	(Dollars in thousands)
Loans receivable held for investment:
Single-family	$2,533	$8,593	$4,595	$7,673	$23,394
Multi-family	16,128	18,051	12,705	584,334	631,218
Commercial real estate	21,992	79,431	40,935	22,354	164,712
Church	835	2,694	5,757	–	9,286
Construction	50,478	41,160	994	–	92,632
Commercial - other	14,990	23,377	37,053	2,064	77,484
SBA loans	54	338	735	–	1,127
Consumer	125	–	–	–	125
	$107,135	$173,644	$102,774	$616,425	$999,978

Loans maturities after one year with:
Fixed rates
Single-family		$8,202	$1,570	$–	$9,772
Multi-family		14,094	8,487	–	22,581
Commercial real estate		71,854	31,411	–	103,265
Church		2,138	–	–	2,138
Construction		8,582	994	–	9,576
Commercial - other		8,377	36,042	–	44,419
SBA loans		–	–	–	–
Consumer		–	–	–	–
		$113,247	$78,504	$–	$191,751

Variable rates
Single-family		$391	$3,025	$7,673	$11,089
Multi-family		3,957	4,218	584,334	592,509
Commercial real estate		7,577	9,524	22,354	39,455
Church		556	5,757	–	6,313
Construction		32,578	–	–	32,578
Commercial - other		15,000	1,011	2,064	18,075
SBA loans		338	735	–	1,073
Consumer		–	–	–	–
		$60,397	$24,270	$616,425	$701,092

Total		$173,644	$102,774	$616,425	$892,843

Certain multi-family loans have adjustable-rate features based on the Secured Overnight Financing Rate but are fixed for the first five years. Our experience has shown that these loans typically payoff during the first five years and do not reach the adjustable-rate phase. However, in the current high interest rate environment, we have seen more borrowers maintain their loans instead of paying them off due to interest rate caps which make the adjusted interest rate on their existing loan more desirable than getting a new loan at current interest rates. Multi-family loans in their initial fixed period totaled $593.2 million or 59.3% of our loan portfolio as of March 31, 2025.

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

For the three months ended March 31, 2025, the Company recorded a provision for credit losses of $1.9 million, compared to a provision for credit losses of $247 thousand for the three months ended March 31, 2024, primarily due to one new non-accrual loan and required reserves for individually evaluated loans. No loan charge-offs were recorded during the quarters ended March 31, 2025 or 2024.  The ACL increased to $10.3 million as of March 31, 2025, compared to $8.4 million as of December 31, 2024.  The Bank had three non-accrual loans at March 31, 2025 with an unpaid principal balance of $5.1 million.

At March 31, 2025, $7.8 million of individually evaluated loans were evaluated based on the estimated fair value of the underlying collateral and one $522 thousand loan was individually evaluated using the remaining life approach. These loans had an associated ACL of $2.2 million as of March 31, 2025. The Company had three individually evaluated loans totaling $5.1 million on nonaccrual status at March 31, 2025.  At December 31, 2024, one $264 thousand individually evaluated loan was evaluated based on the estimated fair value of the underlying collateral. This loan had no associated ACL as of December 31, 2024 and was on nonaccrual status.

The Bank had non-accrual loans of $5.1 million at March 31, 2025.  Loan delinquencies for 30 days or more, but less than 59 days, increased to $5.0 million at March 31, 2025, from $0 at December 31, 2024 and loan delinquencies for 60 days or more, but less than 90 days, decreased to $74 thousand at March 31, 2025, from $270 thousand at December 31, 2024.  Loans past due greater than 90 days was $264 thousand at March 31, 2025, compared to $0 at December 31, 2024.

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

The following table details our allocation of the ACL to the various categories of loans held for investment and the percentage of loans in each category to total loans at the dates indicated:

	March 31, 2025		December 31, 2024		March 31, 2024
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans

	(Dollars in thousands)
Single-family	$193	2.34%	$200	2.39%	$303	2.98%
Multi‑family	6,061	63.12%	4,617	63.50%	4,374	63.01%
Commercial real estate	1,285	16.48%	1,188	16.23%	1,175	13.77%
Church	48	0.93%	54	0.94%	90	1.30%
Construction	1,395	9.26%	1,564	9.10%	1,028	10.32%
Commercial	1,200	7.75%	730	7.73%	782	7.33%
SBA loans	78	0.11%	11	0.11%	52	1.29%
Consumer	–	0.01%	–	–	–	–
Total allowance for loan losses	$10,260	100.00%	$8,364	100.00%	$7,804	100.00%

Total Liabilities

Total liabilities decreased by $74.7 million to $975.0 million at March 31, 2025 from December 31, 2024, primarily due to a decrease of $117.6 million in borrowings, partially offset by a $31.1 million increase in deposits and a $14.2 million increase in securities sold under agreements to repurchase.

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

The Company has secured borrowings associated with participation loan transactions of $31.3 million and $31.4 million as of March 31, 2025 and December 31, 2024, respectively.

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

Stockholders’ Equity

Stockholders’ equity was $283.6 million, or 22.5%, of the Company’s total assets, at March 31, 2025, compared to $285.0 million, or 21.4% of the Company’s total assets at December 31, 2024.  Stockholders’ equity decreased primarily due to a net loss for the first quarter of 2025 of $2.7 million and dividends paid to preferred shareholders of $750 thousand, partially offset by a $1.7 million increase in accumulated other comprehensive loss, net of tax.  Book value per share was $14.47 at March 31, 2025 and $14.80 at December 31, 2024. Capital ratios remain strong with a Community Bank Leverage Ratio of 14.78% at March 31, 2025 compared to 13.61% at December 31, 2024.

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

	Common Equity Capital	Shares Outstanding	Per Share Amount
	(Dollars in thousands)
March 31, 2025:
Common book value	$133,566	9,231,180	$14.47
Less:
Goodwill	25,858
Net unamortized core deposit intangible	1,696
Tangible book value	$106,012	9,231,180	$11.48

December 31, 2024:
Common book value	$134,973	9,120,363	$14.80
Less:
Goodwill	25,858
Net unamortized core deposit intangible	1,775
Tangible book value	$107,340	9,120,363	$11.77

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet our obligations on a timely and cost-effective basis. The Bank’s sources of funds include deposits, advances from the FHLB and other borrowings (securities sold under agreements to repurchase and secured borrowings), proceeds from the sale of loans and investment securities, and payments of principal and interest on loans and investment securities. The Bank is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. Based on FHLB stock held and collateral pledged as of March 31, 2025, the Bank had the ability to borrow an additional $279.5 million from the FHLB of Atlanta. In addition, the Bank had additional lines of credit of $10.0 million with other financial institutions as of March 31, 2025.

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

The Company recorded consolidated net cash inflows from investing activities of $31.8 million during the three months ended March 31, 2025, compared to net cash outflows from investing activities of $23.2 million during the three months ended March 31, 2024. Net cash inflows from investing activities for the three months ended March 31, 2025 were primarily due to principal paydowns on available-for-sale securities of $20.4 million and proceeds from the redemption of FHLB stock of $7.7 million. Net cash outflows from investing activities during the three months ended March 31, 2024 were primarily due to funding of new loans, net of repayments, of $46.1 million, partially offset by $23.2 million in proceeds from principal paydowns on available-for-sale securities.

The Company recorded consolidated net cash outflows from financing activities of $73.1 million during the three months ended March 31, 2025, compared to consolidated net cash outflows of $3.3 million during the three months ended March 31, 2024. Net cash outflows from financing activities during the three months ended March 31, 2025 were primarily due to repayments of FHLB advances of $294.0 million, partially offset by proceeds from FHLB advances of $176.5 million, a net increase in deposits of $31.1 million and a net increase in securities sold under agreements to repurchase. Net cash outflows from financing activities during the three months ended March 31, 2024 were primarily attributable to the repayment of a note of $14.0 million, partially offset by a net increase in deposits of $12.9 million.

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

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2025 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. Based on the evaluation, management identified material weaknesses related to the Company’s internal control over financial reporting and, as a result, concluded that the Company’s disclosure controls and procedures were ineffective as of March 31, 2025. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.

Subsequent to the original filing of the Form 10-Q and as discussed within the Explanation Note, on October 15, 2025, the Company’s management, with oversight of the Audit Committee of the Company, concluded that the Company’s unaudited interim consolidated financial statements for the quarter ended March 31, 2025, contained errors that required restatement related to participation loans that should be treated as secured borrowings rather than sold loans.

In addition, the Company discovered that an appraisal had been received for a collateral dependent loan prior to the date that the financial statements were available to be issued. Had this appraisal been considered in estimating the value of the collateral and the expected credit losses on the loan, the allowance for credit losses would have been misstated as of March 31, 2025.

Management identified the following material weaknesses in the Company’s internal control over financial reporting:

The Company did not maintain effective components of the COSO framework in the areas of control activities, information and communication process and monitoring activities that contributed to the following material weaknesses:

•
The ineffective design of the management review control relating to the evaluation of the accounting for loan participations sold in accordance with generally accepted accounting principles, including the assignment of personnel with appropriate levels of knowledge, experience and training.

•	The Company did not have controls in place to identify unusual or infrequent equity-related contracts entered into which could have a material impact on accounting and financial reporting.

•	The Company did not maintain controls to consider subsequent appraisals for collateral dependent loans.

Remediation Plans

In response to the identified material weaknesses, the Company’s management, with the oversight of the Audit Committee of our Board of Directors, has begun to dedicate significant resources, including additional employee training, toward efforts to improve our internal control over financial reporting. Management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weaknesses.

•
Implementation of additional control procedures, including redesigning and enhancing control activities related to preparation and review of existing and new loan participation agreements, and any amendments thereto,

•
Thorough discussion and review of all new unusual or infrequent equity-related contracts each quarter with documentation of accounting treatment and disclosure with respect to such transactions that could have a potential impact on the Company’s financial statements, and

•
An enhancement of the controls over the allowance for credit losses at each quarter end to evaluate that all appraisals for collateral dependent loans that are received prior to the date that the financial statements are issued have been evaluated by management and considered in the estimate of the allowance for credit losses.

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

Management is not aware of any material changes to the risk factors that appeared under “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2024, as amended, other than those additional risks described below. You should carefully consider such risks and the other information in this Quarterly Report on Form 10-Q/A, any of which could materially and adversely affect the Company’s business, financial condition, results of operations and stock price. The risks described in this Quarterly Report on Form 10-Q/A and in the Annual Report on Form 10-K/A are not the only risks facing the Company. Additional risks and uncertainties not presently known to management or that management presently believes not to be material may also result in material and adverse effects on the Company’s business, financial condition, and results of operations.

The Company has identified material weaknesses in its internal control over financial reporting.

As disclosed in “Part I - Item 4. Controls and Procedures,” of this Quarterly Report on Form 10-Q/A, management has identified material weaknesses in the Company’s internal control over financial reporting. As a result, management concluded that the Company’s internal control over financial reporting and disclosure controls and procedures were not effective as of March 31, 2025. The Company is working to remediate the material weakness. However, there can be no assurance that these remediation efforts will be successful. In addition, these remediation efforts may place a burden on management and may result in additional expenses.

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

Date: December 31, 2025	By:	/s/ Brian Argrett
Brian Argrett
Chief Executive Officer

Date: December 31, 2025	By:	/s/ Zack Ibrahim
Zack Ibrahim
Chief Financial Officer