Form 10-Q
period 2025-06-30
BROADWAY FINANCIAL CORP \DE\
filed 2025-12-31
CIK 1001171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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
Yes ☐   No ☒

As of December 18, 2025, 6,082,794 shares of the registrant’s Class A voting common stock, 1,425,404 shares of the registrant’s Class B non-voting common stock and 1,672,562 shares of the registrant’s Class C non-voting common stock were outstanding.

EXPLANATORY NOTE
Broadway Financial Corporation (the “Company”) is restating certain information included in the Company’s Quarterly Report on  Form 10-Q for the quarter ended June 30, 2024, filed with the Securities and Exchange Commission (“SEC”) on August 14, 2024. As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2025, the Audit Committee of the Board of Directors of the Company, the holding company of City First Bank, National Association (“City First Bank”), based on consultations with the Company’s management, concluded that the Company’s audited consolidated financial statements for the fiscal years ended December 31, 2024 and 2023, and the unaudited interim consolidated financial statements for the quarters ended March 31, 2025, March 31, 2024, June 30, 2024, and September 30, 2024 (collectively, the “Restated Periods”), each as previously filed with the SEC, should no longer be relied upon because of an error related to certain loan participation agreements and should therefore be restated. Specifically, the Company determined that several loan participation agreements originated by City First Bank and sold to other financial institutions did not meet the requirements in Accounting Standards Codification Topic 860 - Transfers and Servicing to be treated as sales for accounting purposes, and therefore should have been recorded as secured borrowing arrangements.

The related adjustments to the consolidated statements of operations and comprehensive income for treating such transferred interests as secured borrowing arrangements for the six months ended June 30, 2024, is to increase both interest and fees on loans receivable and interest on borrowings by $849 thousand. Net income for the six months ended June 30, 2024 is also impacted by a $7 thousand increase in the ACL and a $4 thousand decrease in income tax expense. The related consolidated statements of cash flows adjustments for treating such transferred interests as secured borrowing arrangements for the six months ended June 30, 2024, is to decrease “Net change in loans receivable held for investment” by $235 thousand, to increase the “Proceeds from secured borrowings” by $1.9 million and decrease the “Repayments of secured borrowings” by $1.6 million, respectively, for these adjustments. Net cash provided by operating activities was not impacted by the adjustments for the six months ended June 30, 2024.

For more information regarding the restatement and its impact on our consolidated financial statements, refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included within Part I, Item 7 of the Form 10-K/A Amendment No. 2 and Note 2, Restatement of Previously Issued Consolidated Financial Statements and Note 21, Quarterly Financial Information (Unaudited) of the Notes to Consolidated Financial Statements included within the Form 10-K/A Amendment No. 2.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition
(In thousands, except share and per share amounts)
	June 30, 2025	December 31, 2024
	(Unaudited)
Assets:
Cash and due from banks	$1,955	$2,255
Interest-bearing deposits in other banks	27,559	59,110
Cash and cash equivalents	29,514	61,365
Securities available-for-sale, at fair value (amortized cost of $190,030 and $219,658)	177,977	203,862
Loans receivable held for investment, net of allowance of $9,880 and $8,364	977,064	999,956
Accrued interest receivable	5,109	5,001
Federal Home Loan Bank (“FHLB”) stock	3,761	9,637
Federal Reserve Bank (“FRB”) stock	3,543	3,543
Office properties and equipment, net	8,721	8,899
Bank owned life insurance	3,343	3,321
Deferred tax assets, net	8,641	8,880
Core deposit intangible, net	1,617	1,775
Goodwill	25,858	25,858
Other assets	2,369	2,786
Total assets	$1,247,517	$1,334,883

Liabilities and equity
Liabilities:
Deposits	$798,922	$745,399
Securities sold under agreements to repurchase	63,786	66,610
FHLB borrowings	60,000	195,532
Secured borrowings	30,287	31,356
Accrued expenses and other liabilities	9,633	10,794
Total liabilities	962,628	1,049,691
Non-Cumulative Redeemable Perpetual Preferred stock, Series C; authorized 150,000 shares at June 30, 2025 and December 31, 2024; issued and outstanding 150,000 shares at June 30, 2025 and December 31, 2024; liquidation value $1,000 per share	150,000	150,000
Common stock, Class A, $0.01 par value, voting; authorized 75,000,000 shares at June 30, 2025 and December 31, 2024; issued 6,425,001 shares at June 30, 2025 and 6,349,455 shares at December 31, 2024; outstanding 6,097,773 shares at June 30, 2025 and 6,022,227 shares at December 31, 2024	64	63
Common stock, Class B, $0.01 par value, non-voting; authorized 15,000,000 shares at June 30, 2025 and December 31, 2024; issued and outstanding 1,425,574 shares at June 30, 2025 and December 31, 2024	14	14
Common stock, Class C, $0.01 par value, non-voting; authorized 25,000,000 shares at June 30, 2025 and December 31, 2024; issued and outstanding 1,672,562 at June 30, 2025 and December 31, 2024	17	17
Additional paid-in capital	143,266	142,902
Retained earnings	9,290	12,727
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(4,089)	(4,201)
Accumulated other comprehensive loss, net of tax	(8,557)	(11,223)
Treasury stock-at cost, 327,228 shares at June 30, 2025 and at December 31, 2024	(5,326)	(5,326)
Total Broadway Financial Corporation and Subsidiary equity	284,679	284,973
Non-controlling interest	210	219
Total liabilities and equity	$1,247,517	$1,334,883

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024 (As Restated)
Interest income:
Interest and fees on loans receivable	$12,825	$12,613	$25,942	$24,157
Interest on available-for-sale securities	1,171	1,876	2,379	3,951
Other interest income	401	1,433	877	3,022
Total interest income	14,397	15,922	29,198	31,130

Interest expense:
Interest on deposits	4,879	3,086	9,078	5,885
Interest on borrowings	1,763	4,918	4,320	9,803
Total interest expense	6,642	8,004	13,398	15,688

Net interest income	7,755	7,918	15,800	15,442
(Recapture of) provision for credit losses	(454)	514	1,460	761
Net interest income after (recapture of) provision for credit losses	8,209	7,404	14,340	14,681

Non-interest income:
Service charges	41	38	84	78
Grants	105	–	130	–
Other	209	235	429	501
Total non-interest income	355	273	643	579

Non-interest expense:
Compensation and benefits	4,412	4,469	9,696	8,866
Occupancy expense	485	432	1,025	867
Information services	774	663	1,480	1,370
Professional services	788	563	1,488	1,973
Advertising and promotional expense	61	63	107	91
Supervisory costs	156	216	349	393
Corporate insurance	66	64	133	125
Amortization of core deposit intangible	79	84	158	168
Operational loss	–	–	1,943	–
Other	701	726	1,340	1,237
Total non-interest expense	7,522	7,280	17,719	15,090

Income (loss) before income taxes	1,042	397	(2,736)	170
Income tax expense (benefit)	296	139	(790)	85
Net income (loss)	$746	$258	$(1,946)	$85
Less: Net (loss) income attributable to non-controlling interest	(6)	2	(9)	(17)
Net income (loss) attributable to Broadway Financial Corporation	$752	$256	$(1,937)	$102
Less: Preferred stock dividends	750	67	1,500	67
Net income (loss) attributable to common stockholders	$2	$189	$(3,437)	$35

Other comprehensive income, net of tax:
Unrealized gains on securities available-for-sale arising during the period	$1,327	$874	$3,743	$71
Income tax impact	376	253	1,077	21
Other comprehensive income, net of tax	951	621	2,666	50

Comprehensive income (loss)	$953	$810	$(771)	$85

Earnings (loss) per common share-basic	$–	$0.02	$(0.39)	$-
Earnings (loss) per common share-diluted	$–	$0.02	$(0.39)	$-

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	2025	2024 (As Restated)
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(1,946)	$85
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Provision for credit losses	1,460	761
Depreciation and amortization	206	327
Net change of deferred loan origination costs	229	238
Net accretion of premiums and discounts on available-for-sale securities	(114)	(483)
Accretion of purchase accounting marks on loans	(151)	(177)
Amortization of core deposit intangible	158	168
Director stock compensation expense	168	96
Accretion of premium on FHLB advances	–	(7)
Stock-based compensation expense	210	115
ESOP compensation expense	99	91
Earnings on bank owned life insurance	(22)	(22)
Change in assets and liabilities:
Net change in deferred taxes	(838)	(332)
Net change in accrued interest receivable	(108)	(290)
Net change in other assets	417	(4,124)
Net change in accrued expenses and other liabilities	(1,105)	1,673
Net cash used in operating activities	(1,337)	(1,881)

Cash flows from investing activities:
Net change in loans receivable held for investment	21,298	(59,329)
Principal payments on available-for-sale securities	51,390	56,049
Purchases of available-for-sale securities	(21,648)	–
Purchase of FHLB stock	(6,484)	(136)
Proceeds from redemption of FHLB stock	12,360	–
Purchase of office properties and equipment	(28)	(100)
Net cash provided by (used in) investing activities	56,888	(3,516)

Cash flows from financing activities:
Net change in deposits	53,523	4,734
Net change in securities sold under agreements to repurchase	(2,824)	(817)
Repayment of notes payable	–	(14,000)
Cash dividends paid - preferred	(1,500)	(67)
Proceeds from secured borrowings	2,288	1,851
Repayments of secured borrowings	(3,357)	(1,616)
Proceeds from FHLB borrowings	376,500	–
Repayments of FHLB borrowings	(512,032)	(70)
Net cash used in financing activities	(87,402)	(9,985)
Net change in cash and cash equivalents	(31,851)	(15,382)
Cash and cash equivalents at beginning of the period	61,365	105,195
Cash and cash equivalents at end of the period	$29,514	$89,813
Supplemental disclosures of cash flow information:
Cash paid for interest	$12,729	$12,466
Cash paid for income taxes	–	–

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Equity
(Unaudited)
(As Restated)
	Three Months Ended June 30, 2025 and 2024
	Preferred Stock Non- Voting	Common Stock Voting	Common Stock Non- Voting	Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Non- Controlling Interest	Total Equity
	(In thousands)
Balance at March 31, 2025	$150,000	$64	$31	$143,169	$(9,508)	$9,288	$(4,152)	$(5,326)	$216	$283,782
Net income (loss)	–	–	–	–	–	752	–	–	(6)	746
Release of unearned ESOP shares	–	–	–	(14)	–	–	63	–	–	49
Stock-based compensation expense	–	–	–	111	–	–	–	–	–	111
Director stock compensation expense	–	–	–	–	–	–	–	–	–	–
Dividends declared and paid - preferred	–	–	–	–	–	(750)	–	–	–	(750)
Other comprehensive income, net of tax	–	–	–	–	951	–	–	–	–	951
Balance at June 30, 2025	$150,000	$64	$31	$143,266	$(8,557)	$9,290	$(4,089)	$(5,326)	$210	$284,889

Balance at March 31, 2024	$150,000	$62	$31	$142,653	$(14,096)	$12,211	$(4,420)	$(5,326)	$175	$281,290
Net income	–	–	–	–	–	256	–	–	2	258
Release of unearned ESOP shares	–	2	–	(30)	–	–	72	–	–	44
Stock-based compensation expense	–	–	–	38	–	–	–	–	–	38
Director stock compensation expense	–	–	–	96	–	–	–	–	–	96
Dividends declared and paid - preferred	–	–	–	(67)	–	–	–	–	–	(67)
Other comprehensive income, net of tax	–	–	–	–	621	–	–	–	–	621
Balance at June 30, 2024	$150,000	$64	$31	$142,690	$(13,475)	$12,467	$(4,348)	$(5,326)	$177	$282,280

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Equity
(Unaudited)
	Six Months Ended June 30, 2025 and 2024
	Preferred Stock Non- Voting	Common Stock Voting	Common Stock Non- Voting	Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net	Retained Earnings	Unearned ESOP Shares	Treasury Stock	Non- Controlling Interest	Total Equity
	(In thousands)
Balance at December 31, 2024	$150,000	$63	$31	$142,902	$(11,223)	$12,727	$(4,201)	$(5,326)	$219	$285,192
Net loss	–	–	–	–	–	(1,937)	–	–	(9)	(1,946)
Release of unearned ESOP shares	–	–	–	(13)	–	–	112	–	–	99
Stock-based compensation expense	–	1	–	209	–	–	–	–	–	210
Director stock compensation expense	–	–	–	168	–	–	–	–	–	168
Dividends declared and paid - preferred	–	–	–	–	–	(1,500)	–	–	–	(1,500)
Other comprehensive income, net of tax	–	–	–	–	2,666	–	–	–	–	2,666
Balance at June 30, 2025	$150,000	$64	$31	$143,266	$(8,557)	$9,290	$(4,089)	$(5,326)	$210	$284,889

Balance at December 31, 2023	$150,000	$62	$31	$142,601	$(13,525)	$12,365	$(4,492)	$(5,326)	$194	$281,910
Net income (loss)	–	–	–	–	–	102	–	–	(17)	85
Release of unearned ESOP shares	–	2	–	(55)	–	–	144	–	–	91
Stock-based compensation expense	–	–	–	115	–	–	–	–	–	115
Dividends declared and paid - preferred	–	–	–	(67)	–	–	–	–	–	(67)
Purchase of unreleased ESOP shares	–	–	–	–	–	–	–	–	–	–
Director stock compensation expense	–	–	–	96	–	–	–	–	–	96
Other comprehensive income, net of tax	–	–	–	–	50	–	–	–	–	50
Balance at June 30, 2024	$150,000	$64	$31	$142,690	$(13,475)	$12,467	$(4,348)	$(5,326)	$177	$282,280

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for quarterly reports on Form 10-Q. These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K/A for the year ended December 31, 2024 (“2024 Form 10-K/A”) and, accordingly, should be read in conjunction with such audited consolidated financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

NOTE 2 – Earnings (Loss) Per Share and Equity (as Restated)

Basic earnings (loss) per share of common stock is computed pursuant to the two-class method by dividing net income available to common stockholders less dividends paid on participating securities (unvested shares of restricted common stock) and any undistributed earnings attributable to participating securities by the weighted average common shares outstanding during the period. The weighted average common shares outstanding includes the weighted average number of shares of common stock outstanding less the weighted average number of unvested shares of restricted common stock. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings (loss) per share of common stock includes the dilutive effect of unvested stock awards and additional potential common shares issuable under stock options. Unvested restricted awards are considered outstanding for this calculation.

The following table shows how the Company computed basic and diluted earnings (loss) per share of common stock for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except share and per share data)
Net income (loss) attributable to Broadway Financial Corporation	$752	$256	$(1,937)	$102
Less: Net income (loss) attributable to participating securities	–	(4)	82	1
Less: Preferred stock dividends	(750)	(67)	(1,500)	(67)
Net income (loss) available to common stockholders	$2	$185	$(3,355)	$36

Weighted average common shares outstanding for basic earnings per common share	8,622,891	8,394,367	8,557,745	8,308,359
Add: Effects of unvested restricted stock awards	185,576	202,618	–	204,903
Weighted average common shares outstanding for diluted earnings per common share	8,808,467	8,596,985	8,557,745	8,513,262

Earnings (loss) per common share - basic	$–	$0.02	$(0.39)	$–
Earnings (loss) per common share - diluted	$–	$0.02	$(0.39)	$–
Anti-dilutive shares	–	–	199,117	–

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

The Company was required to begin paying quarterly dividends on the Series C Preferred Stock in the three month period ended June 30, 2024. Dividends on the Series C Preferred Stock totaled $750 thousand and $1.5 million for the three and six months ended June 30, 2025, respectively, with a current dividend rate of 2.0%. Dividends on the Series C Preferred Stock totaled $67 thousand  for both the three and six months ended June 30, 2024, with a current dividend rate of 2.0%.

NOTE 3 – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios as of the dates indicated and the corresponding amounts of unrealized gains and losses which were recognized in accumulated other comprehensive loss:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2025:
Federal agency mortgage-backed securities	$68,607	$92	$(8,281)	$60,418
Federal agency collateralized mortgage obligations (“CMO”)	31,453	88	(864)	30,677
Federal agency debt	42,182	2	(1,304)	40,880
Municipal bonds	4,783	–	(342)	4,441
U. S. Treasuries	32,961	–	(145)	32,816
U.S. Small Business Administration (“SBA”) pools	10,044	4	(1,303)	8,745
Total available-for-sale securities	$190,030	$186	$(12,239)	$177,977
December 31, 2024:
Federal agency mortgage-backed securities	$62,853	$8	$(9,832)	$53,029
Federal agency CMOs	21,299	6	(1,247)	20,058
Federal agency debt	42,100	2	(2,068)	40,034
Municipal bonds	4,800	–	(412)	4,388
U. S. Treasuries	77,857	–	(667)	77,190
SBA pools	10,749	2	(1,588)	9,163
Total available-for-sale securities	$219,658	$18	$(15,814)	$203,862

As of June 30, 2025, investment securities with a fair value of $69.9 million were pledged as collateral for securities sold under agreements to repurchase and included $32.8 million of U.S. Treasury securities, $27.6 million of federal agency debt securities, $5.4 million of federal agency mortgage-backed securities and $4.1 million of SBA pool investments. As of December 31, 2024, investment securities with a fair value of $83.3 million were pledged as collateral for securities sold under agreements to repurchase and included $46.5 million of U.S. Treasuries, $27.1 million of federal agency debt, $5.5 million of federal agency mortgage-backed securities, and $4.2 million of SBA pools. Accrued interest receivable on securities was $693 thousand and $796 thousand at June 30, 2025 and December 31, 2024, respectively, and is included in accrued interest receivable on the consolidated statements of financial condition.

At June 30, 2025, and December 31, 2024, there were no holdings of securities by any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The amortized cost and estimated fair value of all investment securities available-for-sale at June 30, 2025, by contractual maturities are shown below. Contractual maturities may differ from expected maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Due in one year or less	$50,776	$–	$(330)	$50,446
Due after one year through five years	30,338	6	(1,447)	28,897
Due after five years through ten years	21,004	7	(879)	20,132
Due after ten years	87,912	173	(9,583)	78,502
	$190,030	$186	$(12,239)	$177,977

The table below indicates the length of time individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2025:
Federal agency mortgage-backed securities	$2,250	$(17)	$50,404	$(8,264)	$52,654	$(8,281)
Federal agency CMOs	1,498	(2)	16,324	(862)	17,822	(864)
Federal agency debt	–	–	38,359	(1,304)	38,359	(1,304)
Municipal bonds	–	–	4,441	(342)	4,441	(342)
U. S. Treasuries	–	–	32,816	(145)	32,816	(145)
SBA pools	67	–	7,907	(1,303)	7,974	(1,303)
Total unrealized loss position investment securities	$3,815	$(19)	$150,251	$(12,220)	$154,066	$(12,239)

December 31, 2024:
Federal agency mortgage-backed securities	$–	$–	$52,568	$(9,832)	$52,568	$(9,832)
Federal agency CMOs	–	–	19,303	(1,247)	19,303	(1,247)
Federal agency debt	–	–	37,508	(2,068)	37,508	(2,068)
Municipal bonds	–	–	4,388	(412)	4,388	(412)
U. S. Treasuries	–	–	77,190	(667)	77,190	(667)
SBA pools	629	(1)	8,179	(1,587)	8,808	(1,588)
Total unrealized loss position investment securities	$629	$(1)	$199,136	$(15,813)	$199,765	$(15,814)

At June 30, 2025, and December 31, 2024, all securities in the portfolio were current with their contractual principal and interest payments. At June 30, 2025, and December 31, 2024, there were no securities purchased with deterioration in credit quality since their origination. At June 30, 2025, and December 31, 2024, there were no collateral dependent securities.

The Company’s assessment of available-for-sale investment securities as of June 30, 2025 and December 31, 2024, indicated that an allowance for credit losses (“ACL”) was not required. The Company evaluated available-for-sale investment securities that were in an unrealized loss position and determined the decline in fair value for those securities was not related to credit, but rather related to changes in interest rates and general market conditions. As such, no ACL was recorded for available-for-sale securities as of June 30, 2025 or December 31, 2024. At both June 30, 2025 and December 31, 2024, approximately 98% of the securities held by the Company were issued by U.S. government-sponsored entities and agencies.  Because the decline in fair value is attributable to changes in interest rates and liquidity, and not credit quality, and because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company did not record expected credit loss during the three or six months ended June 30, 2025 or 2024.

NOTE 4 – Loans Receivable Held for Investment (as Restated)

Loans receivable held for investment were as follows as of the periods indicated:

	June 30, 2025	December 31, 2024
	(In thousands)
Real estate:
Single-family	$22,925	$24,036
Multi-family	623,395	639,156
Commercial real estate	157,783	163,348
Church	9,199	9,470
Construction	80,830	91,600
Commercial – other	84,765	77,787
SBA loans	4,841	1,142
Consumer	19	13
Gross loans receivable before deferred loan costs and premiums	983,757	1,006,552
Unamortized net deferred loan costs and premiums	3,383	2,116
Gross loans receivable	987,140	1,008,668
Credit and interest marks on purchased loans, net	(196)	(348)
Allowance for credit losses	(9,880)	(8,364)
Loans receivable, net	$977,064	$999,956

Accrued interest receivable on loans receivable held for investment was $4.3 million and $4.0 million at June 30, 2025 and December 31, 2024, respectively, and is included in accrued interest receivable on the consolidated statements of financial condition.

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

The following tables summarize the activity in the allowance for credit losses on loans for the six months ended:

	June 30, 2025
	Beginning Balance	Charge-offs	Recoveries	Provision (recapture)	Ending Balance
	(In thousands)
Single-family	$200	$–	$–	$(78)	$122
Multi-family	4,617	–	–	1,671	6,288
Commercial real estate	1,188	–	–	47	1,235
Church	54	–	–	1	55
Construction	1,564	–	–	(273)	1,291
Commercial - other	730	–	–	84	814
SBA loans	11	–	–	64	75
Total	$8,364	$–	$–	$1,516	$9,880

	June 30, 2024
	Beginning Balance	Charge-offs	Recoveries	Provision (recapture)	Ending Balance
	(In thousands)
Single family	$264	$–	$–	$41	$305
Multi-family	4,464	–	–	277	4,741
Commercial real estate	1,164	–	–	77	1,241
Church	72	–	–	12	84
Construction	1,009	–	–	187	1,196
Commercial - other	592	–	–	87	679
SBA loans	48	–	–	82	130
Total	$7,613	$–	$–	$763	$8,376

The following tables summarize the activity in the allowance for credit losses on loans for the three months ended:

	June 30, 2025
	Beginning Balance	Charge-offs	Recoveries	Provision (recapture)	Ending Balance
	(In thousands)
Single-family	$193	$–	$–	$(71)	$122
Multi-family	6,061	–	–	227	6,288
Commercial real estate	1,285	–	–	(50)	1,235
Church	48	–	–	7	55
Construction	1,395	–	–	(104)	1,291
Commercial - other	1,200	–	–	(386)	814
SBA loans	78	–	–	(3)	75
Total	$10,260	$–	$–	$(380)	$9,880

	June 30, 2024
	Beginning Balance	Charge-offs	Recoveries	Provision (recapture)	Ending Balance
	(In thousands)
Single-family	$303	$–	$–	$2	$305
Multi-family	4,374	–	–	367	4,741
Commercial real estate	1,175	–	–	66	1,241
Church	90	–	–	(6)	84
Construction	1,028	–	–	168	1,196
Commercial - other	782	–	–	(103)	679
SBA loans	52	–	–	78	130
Total	$7,804	$–	$–	$572	$8,376

The Company recorded a recapture of provision for off-balance sheet loan commitments of $74 thousand and $58 thousand for the three months ended June 30, 2025 and 2024, respectively.  The Company recorded a recapture of provision for off-balance sheet loan commitments of $56 thousand and $2 thousand for the six months ended June 30, 2025 and 2024, respectively.
The ACL increased from December 31, 2024 to June 30, 2025, primarily due to an increase in specific reserves on individually evaluated loans.

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

The following table presents collateral dependent loans by collateral type as of the date indicated:

	June 30, 2025
	Single-Family	Multi-Family Residential	Retail	Business Assets	Total
Real estate:	(In thousands)
Multi-family	$–	$4,218	$–	$–	$4,218
SBA Loans	–	–	–	316	316
Total	$–	$4,218	$–	$316	$4,534

	December 31, 2024
	Single-Family	Multi-Family Residential	Church	Business Assets	Total
Real estate:	(In thousands)
Single-family	$–	$–	$–	$264	$264
Total	$–	$–	$–	$264	$264

At June 30, 2025, $4.5 million of individually evaluated loans were evaluated based on the estimated fair value of the underlying collateral. These loans had an associated ACL of $1.5 million as of June 30, 2025.

At December 31, 2024, one $264 thousand individually evaluated loan was evaluated based on the estimated fair value of the underlying collateral.   This loan had no associated ACL and was on nonaccrual status as of December 31, 2024.

Past Due Loans

The following tables present the aging of the recorded investment in past due loans by loan type as of the dates indicated:

	June 30, 2025
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single-family	$–	$10	$426	$436	$22,510	$22,946
Multi-family	–	–	4,218	4,218	622,682	626,900
Commercial real estate	1,189	–	–	1,189	156,523	157,712
Church	–	–	–	–	9,207	9,207
Construction	–	–	–	–	79,810	79,810
Commercial - other	–	261	–	261	85,164	85,425
SBA loans	–	–	316	316	4,805	5,121
Consumer	–	–	–	–	19	19
Total	$1,189	$271	$4,960	$6,420	$980,720	$987,140

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single-family	$–	$6	$–	$6	$24,042	$24,048
Multi-family	–	–	–	–	642,109	642,109
Commercial real estate	–	–	–	–	163,269	163,269
Church	–	–	–	–	9,475	9,475
Construction	–	–	–	–	91,140	91,140
Commercial - other	–	–	–	–	77,472	77,472
SBA loans	–	264	–	264	878	1,142
Consumer	–	–	–	–	13	13
Total	$–	$270	$–	$270	$1,008,398	$1,008,668

The following tables present the recorded investment in non-accrual loans by loan type as of the dates indicated:

		June 30, 2025
	Nonaccrual with no Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans
	(In thousands)
Loans receivable held for investment:
Commercial - other	$468	$–	$468
SBA loans	242	74	316
Single family	426	–	426
Multi-family	–	4,218	4,218
Total non-accrual loans	$1,136	$4,292	$5,428

		December 31, 2024
	Nonaccrual with no Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans
	(In thousands)
Loans receivable held for investment:
SBA loans	$264	$–	$264
Total non-accrual loans	$264	$–	$264

There were no loans 90 days or more delinquent that were accruing interest as of June 30, 2025 or December 31, 2024.

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

The following table presents the amortized costs basis and the financial effect of loans modified to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025.  There were no loan modifications to borrowers that were experiencing financial difficulty during the three or six months ended June 30, 2024.

	Six Months Ended June 30, 2025
	Term Extension	Percentage of Total Loan Type	Weighted Average Term Extension
		(In Thousands)
Real estate:
Commercial real estate	$1,566	0.99%	7 months
Construction	2,019	2.50%	7 months
Commercial - other	468	0.55%	9 months
Total	$4,053

	Three Months Ended June 30, 2025
	Term Extension	Percentage of Total Loan Type	Weighted Average Term Extension
		(In Thousands)
Commercial - other	$522	0.62%	9 months
Total	$522

The commercial-other modified loan above is on non-accrual status and the remainder of the modified loans are current.  None of the modified loans have defaulted and the Company has not committed to lend additional amounts to borrowers whose loans were modified.

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
The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination as of the date indicated:

	Term Loans Amortized Cost Basis by Origination Year - As of June 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
	(In thousands)
Single-family:
Pass	$–	$–	$538	$4,055	$2,658	$14,167	$–	$21,418
Watch	–	–	–	–	–	1,528	–	1,528
Total	$–	$–	$538	$4,055	$2,658	$15,695	$–	$22,946

Multi-family:
Pass	$–	$80,979	$77,221	$153,601	$114,461	$102,491	$–	$528,753
Watch	–	–	5,600	29,576	18,752	18,750	–	72,678
Special Mention	–	–	–	–	1,788	–	–	1,788
Substandard	–	–	1,487	7,112	7,744	3,135	–	19,478
Doubtful	–	–	–	4,203	–	–	–	4,203
Total	$–	$80,979	$84,308	$194,492	$142,745	$124,376	$–	$626,900

Commercial real estate:
Pass	$629	$48,947	$8,209	$23,561	$28,743	$29,557	$–	$139,646
Watch	–	–	1,363	–	979	7,477	–	9,819
Special Mention	–	–	1,573	–	–	1,612	–	3,185
Substandard	–	–	3,245	–	1,817	–	–	5,062
Total	$629	$48,947	$14,390	$23,561	$31,539	$38,646	$–	$157,712

Church:
Pass	$–	$–	$2,389	$–	$2,120	$3,164	$–	$7,673
Watch	–	–	367	–	–	–	–	367
Substandard	–	–	–	–	–	1,167	–	1,167
Total	$–	$–	$2,756	$–	$2,120	$4,331	$–	$9,207

Construction:
Watch	1,442	10,070	14,037	19,164	–	–	–	44,713
Special Mention	–	–	8,897	–	–	2,019	–	10,916
Substandard	–	2,175	4,329	13,753	3,924	–	–	24,181
Total	$1,442	$12,245	$27,263	$32,917	$3,924	$2,019	$–	$79,810

Commercial – other:
Pass	$7,559	$1,254	$3	$7,135	$–	$12,760	$–	$28,711
Watch	–	19,272	28,177	–	–	5,486	–	52,935
Special Mention	–	–	–	694	–	2,250	–	2,944
Substandard	–	–	–	–	104	731	–	835
Total	$7,559	$20,526	$28,180	$7,829	$104	$21,227	$–	$85,425

SBA:
Pass	$–	$4,611	$–	$–	$–	$44	$–	$4,655
Substandard	–	–	–	150	–	–	–	150
Doubtful	–	–	–	–	–	316	–	316
Total	$–	$4,611	$–	$150	$–	$360	$–	$5,121

Consumer:
Pass	$19	$–	$–	$–	$–	$–	$–	$19
Total	$19	$–	$–	$–	$–	$–	$–	$19

Total loans:
Pass	$8,207	$135,791	$88,360	$188,352	$147,982	$162,183	$–	$730,875
Watch	1,442	29,342	49,544	48,740	19,731	33,241	–	182,040
Special Mention	–	–	10,470	694	1,788	5,881	–	18,833
Substandard	–	2,175	9,061	21,015	13,589	5,033	–	50,873
Doubtful	–	–	–	4,203	–	316	–	4,519
Total loans	$9,649	$167,308	$157,435	$263,004	$183,090	$206,654	$–	$987,140

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(In thousands)
Single-family:
Pass	$–	$543	$4,098	$1,968	$1,796	$13,687	$–	$22,092
Watch	–	–	–	729	1,227	–	–	1,956
Total	$–	$543	$4,098	$2,697	$3,023	$13,687	$–	$24,048

Multi-family:
Pass	$81,474	$77,739	$171,836	$126,492	$26,771	$90,584	$–	$574,896
Watch	–	5,633	16,244	14,761	–	13,244	–	49,882
Special Mention	–	–	4,210	3,150	–	–	–	7,360
Substandard	–	1,562	–	4,691	–	3,718	–	9,971
Total	$81,474	$84,934	$192,290	$149,094	$26,771	$107,546	$–	$642,109

Commercial real estate:
Pass	$49,143	$9,655	$23,482	$29,021	$21,150	$22,606	$–	$155,057
Watch	–	1,584	432	994	–	1,634	–	4,644
Substandard	–	3,271	–	$297	$–	–	$–	$3,568
Total	$49,143	$14,510	$23,914	$30,312	$21,150	$24,240	$–	$163,269

Church:
Pass	$–	$2,442	$–	$2,148	$1,696	$1,002	$–	$7,288
Watch	–	376	–	–	–	618	–	994
Substandard	–	–	–	–	–	1,193	–	1,193
Total	$–	$2,818	$–	$2,148	$1,696	$2,813	$–	$9,475

Construction:
Watch	9,568	31,274	227	–	–	2,038	–	43,107
Special Mention	–	–	–	–	–	–	–	–
Substandard	–	4,076	38,494	5,463	–	–	–	48,033
Total	$9,568	$35,350	$38,721	$5,463	$–	$2,038	$–	$91,140

Commercial – other:
Pass	$1	$3	$7,575	$–	$2,768	$9,965	$–	$20,312
Watch	19,260	28,157	706	–	–	1,197	–	49,320
Special Mention	–	–	351	–	–	2,250	–	2,601
Substandard	–	–	–	106	571	4,562	–	5,239
Total	$19,261	$28,160	$8,632	$106	$3,339	$17,974	$–	$77,472

SBA:
Pass	$590	$–	$–	$–	$–	$64	$–	$654
Substandard	–	–	150	–	338	–	–	488
Total	$590	$–	$150	$–	$338	$64	$–	$1,142

Consumer:
Pass	$13	$–	$–	$–	$–	$–	$–	$13
Total	$13	$–	$–	$–	$–	$–	$–	$13

Total loans:
Pass	$131,221	$90,382	$206,991	$159,629	$54,181	$137,908	$–	$780,312
Watch	28,828	67,024	17,609	16,484	1,227	18,731	–	149,903
Special Mention	–	–	4,561	3,150	–	2,250	–	9,961
Substandard	–	8,909	38,644	10,557	909	9,473	–	68,492
Total loans	$160,049	$166,315	$267,805	$189,820	$56,317	$168,362	$–	$1,008,668

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

The allowance for off-balance sheet commitments was $221 thousand and $277 thousand at June 30, 2025 and December 31, 2024, respectively.

NOTE 5 – Goodwill and Core Deposit Intangible

The following tables present the changes in the carrying amounts of goodwill and core deposit intangibles for the six months ended June 30, 2025 and 2024:

	June 30, 2025
	Goodwill	Core Deposit Intangible
	(In thousands)
Balance at the beginning of the period	$25,858	$1,775
Additions	–	–
Amortization	–	(158)
Balance at the end of the period	$25,858	$1,617

	June 30, 2024
	Goodwill	Core Deposit Intangible
	(In thousands)
Balance at the beginning of the period	$25,858	$2,111
Additions	–	–
Amortization	–	(168)
Balance at the end of the period	$25,858	$1,943

The carrying amount of the core deposit intangible consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Core deposit intangible acquired	$3,329	$3,329
Less: Accumulated amortization	(1,712)	(1,554)
	$1,617	$1,775

The following table outlines the estimated amortization expense for the core deposit intangible during the next five fiscal years (in thousands):

Remainder of 2025	$157
2026	304
2027	291
2028	279
2029	267
Thereafter	319
$1,617

See Note 13 - Subsequent Events.

NOTE 6 – Borrowings (as Restated)

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated statements of financial condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. These agreements mature on a daily basis. As of June 30, 2025 securities sold under agreements to repurchase totaled $63.8 million at an average rate of 3.66%. The fair value of securities pledged totaled $69.9 million as of June 30, 2025. As of December 31, 2024, securities sold under agreements to repurchase totaled $66.6 million at an average rate of 3.62%. The fair value of securities pledged totaled $83.3 million as of December 31, 2024.

At June 30, 2025 and December 31, 2024, the Company had outstanding advances from the FHLB totaling $60.0 million and $195.5 million, respectively. The weighted average interest rate was 4.38% and 4.03% as of June 30, 2025 and December 31, 2024, respectively. The weighted average contractual maturity was less than one month as of both June 30, 2025 and December 31, 2024. The advances were collateralized by loans with an unpaid balance of $509.0 million at June 30, 2025 and $521.7 million at December 31, 2024. The Company is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets to the extent the Company provides qualifying collateral and holds sufficient FHLB stock. Based on collateral pledged and FHLB stock held, the Company was eligible to borrow an additional $298.7 million as of June 30, 2025.

The Company will, from time to time, sell a portion of a loan or group of loans to third parties. In some cases, the transferred portion of the loans does not meet the requirements to be treated as sales for accounting purposes. When that occurs, the legally transferred portion of the loan balance remains classified in gross loans receivable held for investment and a secured borrowing is recorded for the proceeds received from the third party institution. As the transferred portion of the loan pays down, the secured borrowings are repaid. The Company has no obligation to make principal or interest payments on the secured borrowings unless and until payments are received from the loan borrowers. The Company has secured borrowings associated with these participation loan transactions of $30.3 million and $31.4 million as of June 30, 2025 and December 31, 2024, respectively. The weighted average interest rate on the secured borrowings was 5.51% and 5.54% at June 30, 2025 and December 31, 2024, respectively.

On December 27, 2023, the Company borrowed $100.0 million from the Federal Reserve under the BTFP.  This borrowing was paid off in December 2024.  The interest rate on this borrowing was fixed at 4.84% and the borrowing matured on December 29, 2024.

In addition, the Company had additional lines of credit of $10.0 million with other financial institutions as of June 30, 2025 and December 31, 2024. These lines of credit are unsecured, bear interest at the Federal funds rate as of the date of utilization and mature in 30 days.  There were no amounts outstanding under these lines of credit as of June 30, 2025 or December 31, 2024.

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
At June 30, 2025:
Securities available-for-sale:
Federal agency mortgage-backed securities	$–	$60,418	$–	$60,418
Federal agency CMOs	–	30,677	–	30,677
Federal agency debt	–	40,880	–	40,880
Municipal bonds	–	4,441	–	4,441
U.S. Treasuries	32,816	–	–	32,816
SBA pools	–	8,745	–	8,745

At December 31, 2024:
Securities available-for-sale:
Federal agency mortgage-backed securities	$–	$53,029	$–	$53,029
Federal agency CMOs	–	20,058	–	20,058
Federal agency debt	–	40,034	–	40,034
Municipal bonds	–	4,388	–	4,388
U.S. Treasuries	77,190	–	–	77,190
SBA pools	–	9,163	–	9,163

There were no transfers between Level 1, Level 2, or Level 3 during the three or six months ended June 30, 2025 and 2024.

Assets Measured on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis and the following is a general description of the methods used to value such assets.

Collateral-Dependent Loans - The fair value of collateral-dependent loans with specific allocations of the allowance for loan losses is generally based on recent appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying loans and result in a Level 3 classification.

The table below presents assets measured at fair value on a nonrecurring basis.  As of December 31, 2024, the Company did not have any assets or liabilities carried at fair value on a nonrecurring basis.
	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
At June 30, 2025:
Collateral dependent loans: Real estate:
Multi-family	$–	$–	$4,218	$4,218
SBA loans	–	–	316	316

The following table represents quantitative information about Level 3 fair value assumptions for assets measured at fair value on a non-recurring basis at June 30, 2025.

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
	(In thousands)
At June 30, 2025:
Individually evaluated loans: Real estate:
Multi-family	$4,218	Market approach	Adjustments to market data	5% - 10%
SBA loans	316	Market approach	Adjustments to market data	5% - 10%

Fair Values of Financial Instruments

The following tables present the carrying amount, fair value, and level within the fair value hierarchy of the Company’s financial instruments as of June 30, 2025 and December 31, 2024.

		Fair Value Measurements at June 30, 2025
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$29,514	$29,514	$–	$–	$29,514
Securities available-for-sale	177,977	32,816	145,161	–	177,977
Loans receivable held for investment	977,064	–	–	955,962	955,962
Accrued interest receivable	5,109	295	479	4,335	5,109

Financial Liabilities:
Non interest bearing deposits	$88,635	$–	$88,635	$–	$88,635
Interest bearing deposits	433,332	–	433,332	–	433,332
Time deposits	276,955	–	276,110	–	276,110
FHLB borrowings	60,000	–	59,999	–	59,999
Secured borrowings	30,287	–	30,287	–	30,287
Securities sold under agreements to repurchase	63,786	–	63,786	–	63,786
Accrued interest payable	2,018	–	2,018	–	2,018

		Fair Value Measurements at December 31, 2024
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$61,365	$61,365	$–	$–	$61,365
Securities available-for-sale	203,862	77,190	126,672	–	203,862
Loans receivable held for investment	999,956	–	–	973,183	973,183
Accrued interest receivable	5,001	5,001	–	–	5,001

Financial Liabilities:
Deposits	$745,399	$–	$669,695	$–	$669,695
Borrowings	195,532	–	227,150	–	227,150
Securities sold under agreements to repurchase	66,610	–	66,070	–	66,070
Accrued interest payable	1,349	–	1,349	–	1,349

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

Stock-based compensation is recognized on a straight-line basis over the vesting period. During the three months ended June 30, 2025 and 2024, the Company recorded $111 thousand and $38 thousand of stock-based compensation expense, respectively.  During the six months ended June 30, 2025 and 2024, the Company recorded $210 thousand and $115 thousand of stock-based compensation expense, respectively. During the three months ended June 30, 2025, the Company did not record any director stock compensation expense and during the three months ended June 30, 2024, the Company recorded $96 thousand of stock-based compensation expense. During the six months ended June 30, 2025 and 2024, the Company recorded $168 thousand and $96 thousand, respectively, of director stock compensation expense, which was determined using the fair value of the stock on the dates of the awards.

As of June 30, 2025, 382,592 shares had been awarded under the Amended and Restated LTIP and 266,547 shares were available to be awarded.  The following tables present stock award activity during the three and six months ended June 30, 2025 and 2024:

	Three months ended
	June 30, 2025	June 30, 2024
	(In thousands)
Outstanding at the beginning of the period	232,864	225,047
Granted during period	8,183	19,832
Forfeited during period	(22,477)	(27,149)
Vested during period	(22,122)	(40,215)
Outstanding at the end of the period	196,448	177,515

	Six months ended
	June 30, 2025	June 30, 2024
	(In thousands)
Outstanding at the beginning of the period	184,874	111,723
Granted during period	119,710	145,890
Forfeited during period	(23,187)	(27,149)
Vested during period	(84,949)	(52,949)
Outstanding at the end of the period	196,448	177,515

No stock options were granted, exercised or expired during the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, 18,750 stock options were forfeited.

Options outstanding and exercisable at June 30, 2025 were as follows:

Outstanding				Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
12,500	0.63 years	$12.96	$–	12,500	$12.96	$–

The Company did not record any stock-based compensation expense related to stock options during the three and six months ended June 30, 2025 and 2024.

NOTE 9 – ESOP Plan

Employees participate in the ESOP after attaining certain age and service requirements. During 2022, the ESOP purchased 58,369 shares of the Company’s common stock at an average cost of $8.57 per share for a total cost of $500 thousand and during 2023, the ESOP purchased 369,958 shares of the Company’s common stock at an average cost of $9.19 per share for a total cost of $3.4 million. These purchases were funded with a $5.0 million line of credit from the Company. The loan will be repaid from the Bank’s annual discretionary contributions to the ESOP, net of dividends paid, over a period of 20 years. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. When loan payments are made, shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. Any dividends on allocated shares increase participant accounts. Any dividends on unallocated shares will be used to repay the loan. Participants receive shares for their vested balance at the end of their employment. Compensation expense related to the ESOP was $49 thousand and $72 thousand for the three months ended June 30, 2025 and 2024, respectively, and $99 thousand and $91 thousand for the six months ended June 30, 2025 and 2024, respectively.

Shares held by the ESOP were as follows:

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Allocated to participants	157,840	127,804
Committed to be released	14,676	30,036
Suspense shares	414,128	428,804
Total ESOP shares	586,644	586,644
Fair value of unearned shares	$3,002	$2,937

The book value of unearned shares, which are reported as Unearned ESOP shares in the equity section of the consolidated statements of financial condition, were $4.1 million and $4.2 million at June 30, 2025 and December 31, 2024, respectively.

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

	Actual		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2025:
Community Bank Leverage Ratio	$187,513	15.34%	$110,027	9.00%
December 31, 2024:
Community Bank Leverage Ratio	$188,827	13.61%	$124,879	9.00%

At June 30, 2025, the Company and the Bank met all the capital adequacy requirements to which they were subject. In addition, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since June 30, 2025 that would materially adversely change the Bank’s capital classifications. From time to time, the Bank may need to raise additional capital to support its further growth and to maintain its “well capitalized” status.

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

At June 30, 2025, the Company maintained a $449 thousand valuation allowance on its deferred tax assets because the number of shares sold in the private placements completed on April 6, 2021 triggered limitations on the use of certain tax attributes under the Section 382 of the federal tax code. The ability to use net operating losses (“NOLs”) to offset future taxable income will be restricted and these NOLs could expire or otherwise be unavailable. In general, under Section 382 of the Code and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period.

The Company recorded an income tax expense of $296 thousand for the second quarter of 2025, compared to an income tax expense of $139 thousand for the second quarter of 2024.  The increase in income tax expense reflected an increase of $645 thousand in pre-tax income between the two periods. The effective tax rate was 28.41% for the second quarter of 2025, compared to 35.01% for the second quarter of 2024.

The Company recorded an income tax benefit of $790 thousand for the first six months of 2025, compared to an income tax expense of $85 thousand for the first six months of 2024.  The decrease in income tax expense reflected a decrease of $2.9 million in pre-tax income between the two periods.  The effective tax rate was 28.87% for the first six months of 2025, compared to 50.00% for the first six months of 2024.

NOTE 12 – Concentrations

The Bank has a significant concentration of deposits with six customers that accounted for approximately 25% and 18% of its deposits as of June 30, 2025 and December 31, 2024, respectively. The Bank also has a significant concentration of short-term borrowings from one customer that accounted for 90% and 88% of the outstanding balance of securities sold under agreements to repurchase as of June 30, 2025 and December 31, 2024, respectively. The Company expects to maintain the relationships with these customers for the foreseeable future.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part I, Item 1 “Financial Statements,” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K/A for the year ended December 31, 2024. Certain statements herein are forward-looking statements within the meaning of Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the U.S. Securities Act of 1933, as amended that reflect our current views with respect to future events and financial performance. Forward-looking statements typically include words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “potential,” “continue,” “prospects,” “ability,” “looking,” “forward,” “invest,” “grow,” “improve,” “likely” and other similar expressions. These forward-looking statements are subject to risks and uncertainties, which could cause actual future results to differ materially from historical results or from those anticipated or implied by such statements. Readers should not place undue reliance on these forward-looking statements, which speak only as of their dates or, if no date is provided, then as of the date of this Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

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

Overview

Total assets decreased by $87.4 million at June 30, 2025 compared to December 31, 2024, reflecting decreases in cash and cash equivalents of $31.9 million, securities available-for-sale of $25.9 million, loans receivable held for investment, net of the ACL, of $22.9 million and FHLB stock of $5.9 million.  The reduction in securities available-for-sale was mainly due to maturities and paydowns, and the cash from the securities in addition to the cash on hand was used to reduce borrowings, leading to the decrease in stock held with FHLB.

Loans receivable held for investment, net of the ACL, decreased by $22.9 million to $977.1 million at June 30, 2025, compared to $1.0 billion at December 31, 2024.  The decrease was primarily due to loan paydowns.

Deposits increased by $53.5 million, or 7.2%, to $798.9 million at June 30, 2025, from $745.4 million at December 31, 2024.  The increase in deposits was attributable to an increase of $67.7 million in certificates of deposit accounts, partially offset by decreases of $4.5 million in savings deposits, $3.5 million in Certificate of Deposit Registry Service (“CDARS”) deposits, $3.3 million in liquid deposits (demand, interest checking, and money market accounts), and $2.9 million in Insured Cash Sweep (“ICS”) deposits.  As of June 30, 2025, our uninsured deposits, including deposits from the Bank and other affiliates, represented 35% of our total deposits, compared to 32% as of December 31, 2024.

Total borrowings decreased by $139.4 million to $154.1 million at June 30, 2025, from $293.5 million at December 31, 2024, primarily due to a $135.5 million decrease in FHLB advances.

Net income attributable to common stockholders was $2 thousand during the second quarter of 2025 after deducting preferred dividends of $750 thousand, compared to net income attributable to common stockholders of $185 thousand for the second quarter of 2024 after deducting preferred dividends of $67 thousand.  Diluted earnings per common share was $0.00 for the second quarter of 2025, compared to $0.02 per diluted common share for the second quarter of 2024.  Diluted earnings per common share for the second quarter of 2025 reflects preferred dividends of $0.09 per diluted common share. For the second quarter of 2025, the Company reported consolidated net income before preferred dividends, a non-GAAP measure, of $752 thousand, or $0.09 per diluted share, compared to consolidated net income of $256 thousand, or $0.03 per diluted share, for the second quarter of 2024.

Net loss attributable to common stockholders was $3.5 million during the first six months of 2025 after deducting preferred dividends of $1.5 million, compared to net income attributable to common stockholders of $34 thousand for the first six months of 2024.  Diluted loss per common share was $0.41 for the first six months of 2025, compared to $0.00 of earnings per diluted common share for the first six months of 2024.  Diluted loss per common share for the first six months of 2025 reflects preferred dividends of ($0.18) per diluted common share. For the first six months of 2025, the Company reported consolidated net loss before preferred dividends of $1.9 million, a non-GAAP measure, or ($0.23) per diluted share, compared to consolidated net income before preferred dividends of $102 thousand, or $0.01 per diluted share, for the first six months of 2024.

Refer to the “Use of Non-GAAP” Financial Measures” section for additional detail and a reconciliation of GAAP to non-GAAP financial measures.

Results of Operations

Net Interest Income

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

Net interest income before provision for credit losses for the second quarter of 2025 totaled $7.8 million, representing a decrease of $163 thousand, or 2.1%, from net interest income before provision for credit losses of $7.9 million for the second quarter of 2024.  The decrease resulted from a $1.5 million decrease in interest income, primarily due to a decrease in interest on interest-bearing deposits, as a result of a decrease in the average balance of interest-bearing deposits, as well as a decline in interest income on available-for-sale securities due to a decrease in the average balance of available-for-sale securities.  These decreases were partially offset by a $1.4 million decrease in interest expense due to a decline in interest on borrowings as a result of a decrease in the average balance of borrowings. The Company used interest-bearing deposits and cash from principal pay downs of available-for-sale securities to reduce borrowings to improve the net interest margin and to support capacity for future loan growth.

The net interest margin increased to 2.58% for the second quarter of 2025 from 2.35% for the second quarter of 2024, due to an increase in the average rate earned on interest-earning assets, which increased to 4.80% for the second quarter of 2025 from 4.73% for the second quarter of 2024, and a decrease in the cost of funds, which decreased to 3.07% for the second quarter of 2025 from 3.26% for the second quarter of 2024.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

Net interest income before provision for credit losses for the first six months of 2025 totaled $15.8 million, representing an increase of $358 thousand, or 2.3%, from net interest income before provision for credit losses of $15.4 million for the first six months of 2024.  The increase resulted from a $2.3 million decrease in interest expense due to a decline in interest on borrowings as a result of a decrease in the average balance of borrowings. The Company reduced borrowings to improve the net interest margin and to support capacity for future loan growth.  This increase was partially offset by a $1.9 million decrease in interest income, primarily due to a decrease in interest on interest-bearing deposits, as a result of a decrease in the average balance of interest-bearing deposits, as well as a decline in interest income on available-for-sale securities due to a decrease in the average balance of available-for-sale securities.

The net interest margin increased to 2.61% for the first six months of 2025 from 2.29% for the first six months of 2024, due to an increase in the average rate earned on interest-earnings assets, which increased to 4.82% for the first six months of 2025 from 4.61% for the first six months of 2024, and a decrease in the cost of funds, which decreased to 3.07% for the first six months of 2025 from 3.19% for the first six months of 2024.

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

	For the Three Months Ended
	June 30, 2025			June 30, 2024
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Interest-bearing deposits	$24,132	$266	4.42%	$88,294	$1,189	5.42%
Securities	182,351	1,171	2.58%	276,457	1,876	2.73%
Loans receivable (1)	989,861	12,825	5.20%	975,788	12,613	5.20%
FRB and FHLB stock	7,473	135	7.25%	13,835	244	7.09%
Total interest-earning assets	1,203,817	$14,397	4.80%	1,354,374	$15,922	4.73%
Non-interest-earning assets	48,563			53,507
Total assets	$1,252,380			$1,407,881

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$133,930	$336	1.01%	$274,915	$1,623	2.37%
Savings deposits	46,762	61	0.52%	57,684	102	0.71%
Interest checking and other demand deposits	251,146	1,975	3.15%	73,853	166	0.90%
Certificate accounts	270,424	2,507	3.72%	163,237	1,195	2.94%
Total deposits	702,262	4,879	2.79%	569,689	3,086	2.18%
Borrowings	94,795	1,126	4.76%	209,261	2,593	4.98%
Bank Term Funding Program borrowing	–	–	–%	100,000	1,210	4.87%
Securities sold under agreements to repurchase	69,721	637	3.66%	107,238	1,115	4.18%
Total borrowings	164,516	1,763	4.30%	416,499	4,918	4.70%
Total interest-bearing liabilities	866,778	$6,642	3.07%	986,188	$8,004	3.26%
Non-interest-bearing liabilities	101,461			139,900
Stockholders’ equity	284,141			281,793
Total liabilities and stockholders’ equity	$1,252,380			$1,407,881

Net interest rate spread (2)		$7,755	1.72%		$7,918	1.47%
Net interest rate margin (3)			2.58%			2.35%
Ratio of interest-earning assets to interest-bearing liabilities			138.88%			137.33%

(1)	Amount includes non-accrual loans.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

	For the Six Months Ended
	June 30, 2025			June 30, 2024
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Interest-bearing deposits	$26,532	$578	4.39%	$97,640	$2,533	5.22%
Securities	189,368	2,379	2.53%	290,721	3,951	2.73%
Loans receivable (1)	996,757	25,942	5.25%	958,761	24,157	5.08%
FRB and FHLB stock	9,320	299	6.47%	13,777	489	7.14%
Total interest-earning assets	1,221,977	$29,198	4.82%	1,360,899	$31,130	4.61%
Non-interest-earning assets	49,364			51,988
Total assets	$1,271,341			$1,412,887

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$126,557	$593	0.94%	$272,290	$3,065	2.26%
Savings deposits	47,732	129	0.54%	58,377	204	0.70%
Interest checking and other demand deposits	253,384	3,886	3.09%	78,772	311	0.79%
Certificate accounts	247,498	4,470	3.64%	164,319	2,305	2.82%
Total deposits	675,171	9,078	2.71%	573,758	5,885	2.06%
Borrowings	137,406	3,082	4.52%	209,280	5,191	5.00%
Bank Term Funding Program borrowing	–	–	–%	100,000	2,413	4.87%
Securities sold under agreements to repurchase	68,453	1,238	3.65%	110,006	2,199	4.03%
Total borrowings	205,859	4,320	4.23%	419,286	9,803	4.71%
Total interest-bearing liabilities	881,030	$13,398	3.07%	993,044	$15,688	3.19%
Non-interest-bearing liabilities	105,028			138,012
Stockholders’ equity	285,283			281,831
Total liabilities and stockholders’ equity	$1,271,341			$1,412,887

Net interest rate spread (2)		$15,800	1.75%		$15,442	1.42%
Net interest rate margin (3)			2.61%			2.29%
Ratio of interest-earning assets to interest- bearing liabilities			138.70%			137.04%

(1)	Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs and loan premiums.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

Recapture of/Provision for Credit Losses

For the three months ended June 30, 2025, the Company recorded a recapture of credit losses of $454 thousand, compared to a provision for credit losses of $514 thousand for the three months ended June 30, 2024.  This decrease was mainly due to the decrease in loans.

For the six months ended June 30, 2025, the Company recorded a provision for credit losses of $1.5 million, compared to $761 thousand for the six months ended June 30, 2024.  The increase in the provision was the result of changes in the required specific allocations of the allowance for credit losses (“ACL”).

The Company recorded a recapture of provision for off-balance sheet loan commitments of $74 thousand and $58 thousand for the three months ended June 30, 2025 and 2024, respectively.  The Company recorded a recapture of provision for off-balance sheet loan commitments of $56 thousand and $2 thousand for the six months ended June 30, 2025 and 2024, respectively.

The ACL increased to $9.9 million as of June 30, 2025, compared to $8.4 million as of December 31, 2024.

The Bank had four non-accrual loans at June 30, 2025 with an unpaid principal balance of $5.0 million.  Credit quality remains strong with non-accrual loans as a percentage of total loans at 0.51% and non-performing assets to total assets of 0.40% despite the increase in non-accrual loans.

Non-interest Expense

Non-interest expense was $7.5 million for the second quarter of 2025, compared to $7.3 million for the second quarter of 2024, representing an increase of $242 thousand, or 3.3%. The increase was primarily due to increases of $225 thousand in professional services and $111 thousand in information services, partially offset by a $60 thousand decrease in supervisory costs and a $57 thousand decrease in compensation and benefits expense.

Non-interest expense was $17.7 million for the first six months of 2025, compared to $15.1 million for the first six months of 2024, representing an increase of $2.6 million, or 17.4%.  The increase was primarily due to a $1.9 million loss incurred from wire fraud, which resulted in a gain when recovered, as well as an $830 thousand increase in compensation and benefits expense. The increase in compensation and benefits expense was primarily attributable to the addition of full-time employees during 2024 in various production and administrative positions as part of the Bank’s efforts to expand its operational capabilities to grow its balance sheet.  These increases were partially offset by a $485 thousand decrease in professional services expense.

Income Taxes

The Company recorded an income tax expense of $296 thousand for the second quarter of 2025, compared to an income tax expense of $139 thousand for the second quarter of 2024.  The increase in income tax expense reflected an increase of $645 thousand in pre-tax income between the two periods.  The effective tax rate was 28.41% for the second quarter of 2025, compared to 35.01% for the second quarter of 2024.

The Company recorded an income tax benefit of $790 thousand for the first six months of 2025, compared to an income tax expense of $85 thousand for the first six months of 2024.  The decrease in income tax expense reflected a decrease of $2.9 million in pre-tax income between the two periods.  The effective tax rate was 28.87% for the first six months of 2025, compared to 50.00% for the first six months of 2024.

Financial Condition

Total Assets

Total assets decreased by $87.4 million at June 30, 2025, compared to December 31, 2024, reflecting decreases in cash and cash equivalents of $31.9 million, securities available-for-sale of $25.9 million, loans receivable held for investment, net of the ACL, of $22.9 million and FHLB stock of $5.9 million.

Securities Available-For-Sale

Securities available-for-sale totaled $178.0 million at June 30, 2025, compared to $203.9 million at December 31, 2024. The $25.9 million decrease in securities available-for-sale during the six months ended June 30, 2025 was primarily due to maturities and principal paydowns.

The table below presents the carrying amount, weighted average yields and contractual maturities of our securities as of June 30, 2025. The table reflects stated final maturities and does not reflect scheduled principal payments or expected payoffs.

	June 30, 2025
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		More Than Ten Years		Total
	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield
	(Dollars in thousands)
Available‑for‑sale:
Federal agency mortgage‑backed securities	$16	0.33%	$1,664	1.23%	$9,710	1.93%	$49,028	3.09%	$60,418	2.85%
Federal agency CMO	–	–	2,511	4.50%	7,406	3.84%	20,760	4.39%	30,677	4.26%
Federal agency debt	17,614	1.46%	20,250	1.89%	3,016	4.85%	–	–	40,880	1.93%
Municipal bonds	–	–	3,000	1.53%	–	–	1,441	1.77%	4,441	1.60%
U.S. Treasuries	32,816	2.52%	–	–	–	–	–	–	32,816	2.52%
SBA pools	–	–	1,472	2.58%	–	–	7,273	2.41%	8,745	2.44%
Total	$50,446	2.15%	$28,897	2.08%	$20,132	3.07%	$78,502	3.35%	$177,977	2.77%

Loans Receivable Held for Investment

Loans receivable held for investment, net of the ACL, decreased by $22.9 million to $977.1 million at June 30, 2025, compared to $1.0 billion at December 31, 2024.  The decrease was primarily due to loan paydowns.

The following table presents loan categories by maturity for the period indicated. Actual repayments historically have, and will likely in the future, differ significantly from contractual maturities because individual borrowers generally have the right to prepay loans, with or without prepayment penalties.

	June 30, 2025
	One Year or Less	More Than One Year to Five Years	More Than Five Years to 15 Years	More Than 15 Years	Total

	(Dollars in thousands)
Loans receivable held for investment:
Single-family	$3,230	$7,785	$4,382	$7,528	$22,925
Multi-family	16,882	21,037	12,587	572,889	623,395
Commercial real estate	15,934	85,092	34,486	22,271	157,783
Church	2,949	550	5,700	–	9,199
Construction	50,940	28,410	1,480	–	80,830
Commercial - other	29,580	22,369	22,914	9,902	84,765
SBA loans	44	316	4,481	–	4,841
Consumer	19	–	–	–	19
	$119,578	$165,559	$86,030	$612,590	$983,757

Loans maturities after one year with:
Fixed rates
Single-family		$7,427	$1,556	$–	$8,983
Multi-family		18,016	8,424	–	26,440
Commercial real estate		75,114	26,682	–	101,796
Church		–	–	–	–
Construction		4,190	–	–	4,190
Commercial - other		22,369	21,931	2,162	46,462
SBA loans		–	–	–	–
Consumer		–	–	–	–
		$127,116	$58,593	$2,162	$187,871

Variable rates
Single-family		$358	$2,826	$7,528	$10,712
Multi-family		3,021	4,163	572,889	580,073
Commercial real estate		9,978	7,804	22,271	40,053
Church		550	5,700	–	6,250
Construction		24,220	1,480	–	25,700
Commercial - other		–	983	7,740	8,723
SBA loans		316	4,481	–	4,797
Consumer		–	–	–	–
		$38,443	$27,437	$610,428	$676,308

Total		$165,559	$86,030	$612,590	$864,179

Certain multi-family loans have adjustable-rate features based on the Secured Overnight Financing Rate but are fixed for the first five years. Our experience has shown that these loans typically payoff during the first five years and do not reach the adjustable-rate phase. However, in the current high interest rate environment, we have seen more borrowers maintain their loans instead of paying them off due to interest rate caps which make the adjusted interest rate on their existing loan more desirable than getting a new loan at current interest rates. Multi-family loans in their initial fixed period totaled $439.9 million or 44.7% of our loan portfolio as of June 30, 2025.

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

For the three months ended June 30, 2025, the Company recorded a recapture of credit losses of $454 thousand, compared to a provision for credit losses of $514 thousand for the three months ended June 30, 2024.  This decrease was mainly due to the decrease in loans.  For the six months ended June 30, 2025, the Company recorded a provision for credit losses of $1.5 million, compared to $761 thousand for the six months ended June 30, 2024.  The increase in the provision was the result of changes in the required specific allocations of the ACL.  The Bank had four non-accrual loans at June 30, 2025 with an unpaid principal balance of $5.0 million.  Credit quality remains strong with non-accrual loans as a percentage of total loans at 0.51% and non-performing assets to total assets of 0.40% despite the increase in non-accrual loans.

Loan delinquencies for 30 days or more, but less than 59 days, increased to $1.2 million at June 30, 2025, from $0 at December 31, 2024 and loan delinquencies for 60 days or more, but less than 90 days, increased to $271 thousand at June 30, 2025, from $270 thousand at December 31, 2024.  Loans past due greater than 90 days was $4.0 million at June 30, 2025, compared to $0 at December 31, 2024.

We believe that the ACL is adequate to cover currently expected losses in the loan portfolio as of June 30, 2025, but there can be no assurance that actual losses will not exceed the estimated amounts. The OCC and the Federal Deposit Insurance Corporation (“FDIC”) periodically review the ACL as an integral part of their examination process. These agencies may require an increase in the ACL based on their judgments of the information available to them at the time of their examinations.

The following table details our allocation of the ACL to the various categories of loans held for investment and the percentage of loans in each category to total loans at the dates indicated:

	June 30, 2025		December 31, 2024		June 30, 2024
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans

	(Dollars in thousands)
Single-family	$122	2.33%	$200	2.39%	$305	2.84%
Multi‑family	6,288	63.36%	4,617	63.50%	4,741	63.46%
Commercial real estate	1,235	16.04%	1,188	16.23%	1,241	13.70%
Church	55	0.94%	54	0.94%	84	1.21%
Construction	1,291	8.22%	1,564	9.10%	1,196	10.64%
Commercial - other	814	8.62%	730	7.73%	679	6.83%
SBA loans	75	0.49%	11	0.11%	130	1.32%
Total allowance for loan losses	$9,880	100.00%	$8,364	100.00%	$8,376	100.00%

Total Liabilities

Total liabilities decreased by $87.1 million to $962.6 million at June 30, 2025 from December 31, 2024, primarily due to a decrease of $136.6 million in borrowings, partially offset by a $53.5 million increase in deposits.

Deposits

Deposits increased by $53.5 million, or 7.2%, to $798.9 million at June 30, 2025, from $745.4 million at December 31, 2024.  The increase in deposits was attributable to an increase of $67.7 million in certificates of deposit accounts, partially offset by decreases of $4.5 million in savings deposits, $3.5 million in Certificate of Deposit Registry Service (“CDARS”) deposits, $3.3 million in liquid deposits (demand, interest checking, and money market accounts), and $2.9 million in Insured Cash Sweep (“ICS”) deposits.  As of June 30, 2025, our uninsured deposits, including deposits from the Bank and other affiliates, represented 35% of our total deposits, compared to 32% as of December 31, 2024.  We leverage our long-standing partnership with IntraFi Deposit Solutions to offer deposit insurance for accounts exceeding the FDIC deposit insurance limit of $250,000.

The following table presents the maturity of time deposits, which includes CDARS, as of the dates indicated:

	Three Months or Less	Three to Six Months	Six Months to One Year	Over One Year	Total
	(In thousands)
June 30, 2025
Time deposits of $250,000 or less	$56,379	$63,626	$65,882	$3,680	$189,567
Time deposits of more than $250,000	47,497	25,703	6,410	7,778	87,388
Total	$103,876	$89,329	$72,292	$11,458	$276,955
Not covered by deposit insurance	$41,246	$24,204	$3,160	$7,778	$76,388
December 31, 2024
Time deposits of $250,000 or less	$46,350	$37,239	$92,028	$4,060	$179,677
Time deposits of more than $250,000	3,149	5,712	16,864	7,437	33,162
Total	$49,499	$42,951	$108,892	$11,497	$212,839
Not covered by deposit insurance	$1,399	$3,212	$12,363	$6,437	$23,411

Borrowings

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated statements of financial condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. These agreements mature on a daily basis. As of June 30, 2025 securities sold under agreements to repurchase totaled $63.8 million at an average rate of 5.10%. The fair value of securities pledged for repurchase agreements totaled $69.9 million as of June 30, 2025. As of December 31, 2024, securities sold under agreements to repurchase totaled $66.6 million at an average rate of 3.62%. The fair value of securities pledged for repurchase agreements totaled $83.3 million as of December 31, 2024.  One relationship accounted for 90% of our balance of securities sold under agreements to repurchase as of June 30, 2025. We expect to maintain this relationship for the foreseeable future.

At June 30, 2025 and December 31, 2024, the Company had outstanding advances from the FHLB totaling $60.0 million and $195.5 million, respectively. The weighted average interest rate was 4.38% and 4.03% as of June 30, 2025 and December 31, 2024, respectively. The weighted average contractual maturity was less than one month as of both June 30, 2025 and December 31, 2024. The advances were collateralized by loans with an unpaid balance of $509.0 million at June 30, 2025 and $521.7 million at December 31, 2024. The Company is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets to the extent the Company provides qualifying collateral and holds sufficient FHLB stock. Based on collateral pledged and FHLB stock held, the Company was eligible to borrow an additional $298.7 million as of June 30, 2025.

The Company will, from time to time, sell a portion of a loan or group of loans to third parties. In some cases, the transferred portion of the loans does not meet the requirements to be treated as sales for accounting purposes. When that occurs, the legally transferred portion of the loan balance remains classified in gross loans receivable held for investment and a secured borrowing is recorded for the proceeds received from the third party institution. As the transferred portion of the loan pays down, the secured borrowings are repaid. The Company has no obligation to make principal or interest payments on the secured borrowings unless and until payments are received from the loan borrowers. The Company has secured borrowings associated with these participation loan transactions of $30.3 million and $31.4 million as of June 30, 2025 and December 31, 2024, respectively. The weighted average interest rate on the secured borrowings was 5.51% and 5.54% at June 30, 2025 and December 31, 2024, respectively.

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

Stockholders’ Equity

Broadway Financial Corporation and subsidiary equity was $284.7 million, or 22.8%, of the Company’s total assets, at June 30, 2025, compared to $285.0 million, or 21.4% of the Company’s total assets, at December 31, 2024.  Book value per share was $14.65 at June 30, 2025 and $14.80 at December 31, 2024. Capital ratios remain strong with a Community Bank Leverage Ratio of 15.34% at June 30, 2025 compared to 13.61% at December 31, 2024.

On March 26, 2024, the Company issued 94,413 shares of restricted stock to its officers and employees under the Amended and Restated LTIP. Each restricted stock award was valued based on the fair value of the stock on the date of the award.  All the shares issued to officers and employees vest over periods ranging from 36 months to 60 months.

On April 5, 2024, the Company issued 31,645 shares of restricted stock to an officer under the Amended and Restated LTIP.

During May of 2024 and March of 2025, the Company issued 19,832 and 23,232 shares of stock, respectively, to its directors under the Amended and Restated LTIP, which were fully vested.

On March 24, 2025, the Company issued 88,295 shares of restricted stock to its officers and employees under the Amended and Restated LTIP. Each restricted stock award was valued based on the fair value of the stock on the date of the award.  All the shares issued to officers and employees vest over periods ranging from 36 months to 60 months.

On May 28, 2025, the Company issued 8,183 shares of restricted stock to an officer under the Amended and Restated LTIP.

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet our obligations on a timely and cost-effective basis. The Bank’s sources of funds include deposits, advances from the FHLB and other borrowings, proceeds from the sale of loans and investment securities, and payments of principal and interest on loans and investment securities. The Bank is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. Based on FHLB stock held and collateral pledged as of June 30, 2025, the Bank had the ability to borrow an additional $298.7 million from the FHLB of Atlanta. In addition, the Bank had additional lines of credit of $10.0 million with other financial institutions as of June 30, 2025.

The Bank’s primary uses of funds include originations of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and the payment of operating expenses. Also, when the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank invests in federal funds with the Federal Reserve Bank or in money market accounts with other financial institutions. The Bank’s liquid assets at June 30, 2025 consisted of $29.5 million in cash and cash equivalents and $95.7 million in securities available-for-sale that were not pledged, compared to $61.4 million in cash and cash equivalents and $17.6 million in securities available-for-sale that were not pledged at December 31, 2024. Currently, we believe the Bank has sufficient liquidity to support growth over the next twelve months and in the longer term.

The Bank had commitments to fund $4.9 million in loans that were approved but unfunded as of June 30, 2025.  In addition, the bank had $3.1 million in unfunded line of credit loans and $18.6 million in unfunded construction loans as of June 30, 2025.

The Bank has a significant concentration of deposits with six customers that accounted for approximately 25% of its deposits as of June 30, 2025. The Bank also has a significant concentration of short-term borrowings with one customer that accounted for 90% of the outstanding balance of securities sold under agreements to repurchase as of June 30, 2025. The Bank has long-term relationships with these customers and expects to maintain its relationships with them for the foreseeable future.

The Company’s liquidity, separate from the Bank, is based primarily on the proceeds from financing transactions, such as the private placement completed in June of 2022 and previous private placements. The Bank is currently under no prohibition from paying dividends to the Company but is subject to restrictions as to the amount of the dividends based on normal regulatory guidelines.

The Company recorded consolidated net cash inflows from investing activities of $56.9 million during the six months ended June 30, 2025, compared to net cash outflows from investing activities of $3.5 million during the six months ended June 30, 2024. Net cash inflows from investing activities for the six months ended June 30, 2025 were primarily due to principal paydowns on available-for-sale securities of $51.4 million and net paydowns of loans of $21.4 million, partially offset by purchases of available-for-sale securities of $21.6. Net cash outflows from investing activities during the six months ended June 30, 2024 were primarily due to funding of new loans, net of repayments, of $59.3 million, partially offset by $56.1 million in proceeds from principal paydowns on available-for-sale securities.

The Company recorded consolidated net cash outflows from financing activities of $87.4 million during the six months ended June 30, 2025, compared to consolidated net cash outflows from financing activities of $10.0 during the six months ended June 30, 2024. Net cash outflows from financing activities during the six months ended June 30, 2025 were primarily due to repayments of  FHLB borrowings of $512.0 million, partially offset by proceeds from FHLB borrowings of $376.5 million and a net increase in deposits of $53.5 million. Net cash outflows from financing activities during the six months ended June 30, 2024 were primarily attributable to the repayment of a note of $14.0 million.

Capital Resources and Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of June 30, 2025 and December 31, 2024, the Bank exceeded all capital adequacy requirements to which it is subject and meets the qualifications to be considered “well capitalized.” (See Note 10 – Regulatory Matters.)

Use of Non-GAAP Financial Measures

Management uses non-GAAP measures because they provide information to investors about the underlying operational performance and trends of the Company. These disclosures should not be considered in isolation or as a substitute for results determined in accordance with GAAP and are not necessarily comparable to non-GAAP performance measures which may be presented by other bank holding companies. Management compensates for these limitations by providing detailed reconciliations between GAAP information and the non-GAAP financial measures. The tables below reconciles the GAAP financial measures to the associated non-GAAP financial measures.

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

	Common Equity Capital	Shares Outstanding	Per Share Amount
	(Dollars in thousands)
June 30, 2025:
Common book value	$134,679	9,195,909	$14.65
Less:
Goodwill	25,858
Net unamortized core deposit intangible	1,618
Tangible book value	$107,203	9,195,909	$11.66

December 31, 2024:
Common book value	$134,973	9,120,363	$14.80
Less:
Goodwill	25,858
Net unamortized core deposit intangible	1,775
Tangible book value	$107,340	9,120,363	$11.77

The Company calculates net income (loss) before preferred dividends by adding preferred stock dividends and net income (loss) attributable to participating securities to net income (loss) available to common shareholders.  Earnings (loss) per common share - diluted before preferred dividends is calculated by dividing net income (loss) before preferred dividends by the weighted average common shares outstanding for diluted loss per common share. The Company considers this information important to shareholders because it illustrates net income (loss) and earnings (loss) per common share - diluted excluding the impact of preferred dividends.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)

Net income (loss) available to common shareholders	$2	$185	$(3,519)	$34
Add: Preferred stock dividends	750	67	1,500	67
Add: Net income (loss) attributable to participating securities	-	4	82	1
Net income (loss) before preferred dividends	$752	$256	$(1,937)	$102
Weighted average common shares outstanding for diluted loss per common share	8,808,467	8,596,985	8,557,745	8,513,262
Earnings (loss) per common share - diluted before preferred dividends	$0.09	$0.03	$(0.23)	$0.01

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2025 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. Based on the evaluation, management identified material weaknesses related to the Company’s internal control over financial reporting and, as a result, concluded that the Company’s disclosure controls and procedures were ineffective as of June 30, 2025. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None

Item 1A.	RISK FACTORS

Management is not aware of any material changes to the risk factors that appeared under “Part I, Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2024, as amended, and “Part II, Item 1A. Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025, as amended.

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