Form 10-Q
period 2025-09-30
BROADWAY FINANCIAL CORP \DE\
filed 2026-02-13
CIK 1001171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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
Yes ☐   No ☒

As of February 9, 2026, 6,082,532 shares of the registrant’s Class A voting common stock, 1,425,404 shares of the registrant’s Class B non-voting common stock and 1,672,562 shares of the registrant’s Class C non-voting common stock were outstanding.

EXPLANATORY NOTE
Broadway Financial Corporation (the “Company”) is restating certain information included in the Company’s Quarterly Report on  Form 10-Q for the three and nine months ended September 30, 2024, filed with the Securities and Exchange Commission (“SEC”) on November 13, 2024. As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2025, the Company’s management, with oversight of the Audit Committee of the Board of Directors of the Company, the holding company of City First Bank, National Association (“City First Bank”), concluded that the Company’s audited consolidated financial statements for the fiscal years ended December 31, 2024 and 2023, and the unaudited interim consolidated financial statements for the quarters ended March 31, 2025, March 31, 2024, June 30, 2024, and September 30, 2024 (collectively, the “Restated Periods”), each as previously filed with the SEC, should no longer be relied upon because of an error related to certain loan participation agreements and should therefore be restated. Specifically, the Company determined that several loan participation agreements originated by City First Bank and sold to other financial institutions did not meet the requirements in Accounting Standards Codification Topic 860 - Transfers and Servicing to be treated as sales for accounting purposes, and therefore should have been recorded as secured borrowing arrangements.
The related adjustments to the consolidated statements of operations and comprehensive (loss) income for treating such transferred interests as secured borrowing arrangements for the nine months ended September 30, 2024, is to increase both interest and fees on loans receivable and interest on borrowings by $1.3 million. Net income for the nine months ended September 30, 2024 is also impacted by a $16 thousand increase in the allowance for credit losses and a $111 thousand decrease in income tax expense. The related consolidated statements of cash flows adjustments for treating such transferred interests as secured borrowing arrangements for the nine months ended September 30, 2024, is to decrease “Net change in loans receivable held for investment” by $549 thousand, to record “Proceeds from secured borrowings” of $2.4 million and to record “Repayments of secured borrowings” of $4.2 million for these adjustments.
For more information regarding the restatement and its impact on our consolidated financial statements, refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included within Part I, Item 7 of the Amendment No. 2 on Form 10-K/A for the year ended December 31, 2024, filed with the SEC on December 23, 2025 (the “Form10-K/A”) and Note 2, Restatement of Previously Issued Consolidated Financial Statements and Note 21, Quarterly Financial Information (Unaudited) of the Notes to Consolidated Financial Statements included within the Form 10-K/A .

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition
(In thousands, except share and per share amounts)
	September 30, 2025	December 31, 2024
	(Unaudited)
Assets:
Cash and due from banks	$1,372	$2,255
Interest-bearing deposits in other banks	18,359	59,110
Cash and cash equivalents	19,731	61,365
Securities available-for-sale, at fair value (amortized cost of $253,792 and $219,658)	244,005	203,862
Loans receivable held for investment, net of allowance of $10,339 and $8,364	1,013,144	999,956
Accrued interest receivable	5,649	5,001
Federal Home Loan Bank (“FHLB”) stock	6,048	9,637
Federal Reserve Bank (“FRB”) stock	3,543	3,543
Office properties and equipment, net	8,726	8,899
Bank owned life insurance	23,404	3,321
Deferred tax assets, net	8,144	8,880
Core deposit intangible, net	1,539	1,775
Goodwill	–	25,858
Other assets	1,632	2,786
Total assets	$1,335,565	$1,334,883

Liabilities and equity
Liabilities:
Deposits	$849,205	$745,399
FHLB borrowings	107,500	195,532
Securities sold under agreements to repurchase	76,118	66,610
Secured borrowings	30,166	31,356
Accrued expenses and other liabilities	10,690	10,794
Total liabilities	1,073,679	1,049,691
Non-Cumulative Redeemable Perpetual Preferred stock, Series C; authorized 150,000 shares at September 30, 2025 and December 31, 2024; issued and outstanding 150,000 shares at September 30, 2025 and December 31, 2024; liquidation value $1,000 per share	150,000	150,000
Common stock, Class A, $0.01 par value, voting; authorized 75,000,000 shares at September 30, 2025 and December 31, 2024; issued 6,410,022 shares at September 30, 2025 and 6,349,455 shares at December 31, 2024; outstanding 6,082,794 shares at September 30, 2025 and 6,022,227 shares at December 31, 2024	64	63
Common stock, Class B, $0.01 par value, non-voting; authorized 15,000,000 shares at September 30, 2025 and December 31, 2024; issued and outstanding 1,425,404 shares at September 30, 2025; issued and outstanding 1,425,574 shares at December 31, 2024	14	14
Common stock, Class C, $0.01 par value, non-voting; authorized 25,000,000 shares at September 30, 2025 and December 31, 2024; issued and outstanding 1,672,562 at September 30, 2025 and December 31, 2024	17	17
Additional paid-in capital	143,230	142,902
(Accumulated deficit) retained earnings	(15,343)	12,727
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(4,025)	(4,201)
Accumulated other comprehensive loss, net of tax	(6,944)	(11,223)
Treasury stock-at cost, 327,228 shares at September 30, 2025 and at December 31, 2024	(5,326)	(5,326)
Total Broadway Financial Corporation and Subsidiary equity	261,687	284,973
Non-controlling interest	199	219
Total liabilities and equity	$1,335,565	$1,334,883

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive (Loss) Income
(In thousands, except per share amounts)
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024 (As Restated)
Interest income:
Interest and fees on loans receivable	$13,418	$13,239	$39,360	$37,396
Interest on available-for-sale securities	1,690	1,635	4,069	5,586
Other interest income	683	1,735	1,560	4,757
Total interest income	15,791	16,609	44,989	47,739

Interest expense:
Interest on deposits	5,363	3,209	14,441	9,094
Interest on borrowings	1,811	5,070	6,131	14,873
Total interest expense	7,174	8,279	20,572	23,967

Net interest income	8,617	8,330	24,417	23,772
Provision for credit losses	679	408	2,139	1,169
Net interest income after provision for credit losses	7,938	7,922	22,278	22,603

Non-interest income:
Service charges	47	36	131	114
Grants	145	–	275	–
Other	230	380	659	881
Total non-interest income	422	416	1,065	995

Non-interest expense:
Compensation and benefits	4,340	4,432	14,036	13,170
Occupancy expense	505	505	1,530	1,440
Information services	768	754	2,248	2,124
Professional services	624	982	2,112	2,955
Advertising and promotional expense	76	19	183	110
Supervisory costs	161	196	510	589
Corporate insurance	86	27	219	152
Amortization of core deposit intangible	78	84	236	252
Operational loss (recovery)	(1,603)	–	340	–
Goodwill impairment	25,858	–	25,858	–
Other	625	595	1,965	1,892
Total non-interest expense	31,518	7,594	49,237	22,684

(Loss) income before income taxes	(23,158)	744	(25,894)	914
Income tax expense (benefit)	736	206	(54)	291
Net (loss) income	$(23,894)	$538	$(25,840)	$623
Less: Net (loss) income attributable to non-controlling interest	(11)	22	(20)	5
Net (loss) income attributable to Broadway Financial Corporation	$(23,883)	$516	$(25,820)	$618
Less: Preferred stock dividends	750	750	2,250	817
Net loss attributable to common stockholders	$(24,633)	$(234)	$(28,070)	$(199)

Other comprehensive income, net of tax:
Unrealized gains on securities available-for-sale arising during the period	$2,266	$5,900	$6,009	$5,971
Income tax expense	653	1,703	1,730	1,724
Other comprehensive income, net of tax	1,613	4,197	4,279	4,247

Comprehensive (loss) income	$(23,020)	$3,963	$(23,791)	$4,048

Loss per common share-basic	$(2.86)	$(0.03)	$(3.27)	$(0.02)
Loss per common share-diluted	$(2.86)	$(0.03)	$(3.27)	$(0.02)

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2025	2024 (As Restated)
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(25,840)	$623
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Provision for credit losses	2,139	1,169
Depreciation and amortization	307	502
Amortization of deferred loan origination costs	384	370
Net accretion of premiums and discounts on available-for-sale securities	(226)	(674)
Accretion of purchase accounting marks on loans	(201)	(286)
Amortization of core deposit intangible	236	252
Director stock compensation expense	168	96
Accretion of premium on FHLB advances	–	(8)
Stock-based compensation expense	188	199
ESOP compensation expense	149	137
Earnings on bank owned life insurance	(83)	(34)
Goodwill impairment	25,858	–
Change in assets and liabilities:
Net change in deferred taxes	(994)	(608)
Net change in accrued interest receivable	(648)	(806)
Net change in other assets	1,154	1,331
Net change in accrued expenses and other liabilities	(104)	1,972
Net cash provided by operating activities	2,487	4,235

Cash flows from investing activities:
Net change in loans receivable held for investment	(15,510)	(88,133)
Principal payments on available-for-sale securities	83,966	85,106
Purchases of available-for-sale securities	(117,874)	–
Purchase of FHLB stock	(8,771)	(136)
Proceeds from redemption of FHLB stock	12,360	–
Purchase of office properties and equipment	(134)	(129)
Purchases of bank owned life insurance	(20,000)	–
Net cash used in investing activities	(65,963)	(3,292)

Cash flows from financing activities:
Net change in deposits	103,806	(10,387)
Net change in securities sold under agreements to repurchase	9,508	16,323
Repayment of notes payable	–	(14,000)
Cash dividends paid - preferred	(2,250)	(817)
Proceeds from secured borrowings	–	2,367
Repayments of secured borrowings	(1,190)	(4,169)
Proceeds from FHLB borrowings	549,500	178,367
Repayments of FHLB borrowings	(637,532)	(176,743)
Net cash provided by (used in) financing activities	21,842	(9,059)
Net change in cash and cash equivalents	(41,634)	(8,116)
Cash and cash equivalents at beginning of the period	61,365	105,195
Cash and cash equivalents at end of the period	$19,731	$97,079
Supplemental disclosures of cash flow information:
Cash paid for interest	$19,928	$20,577
Cash paid for income taxes	–	317

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Equity
(Unaudited)
(As Restated)
	Three Months Ended September 30, 2025 and 2024
	Preferred Stock Non- Voting	Common Stock Voting	Common Stock Non- Voting	Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net	(Accumulated deficit) retained earnings	Unearned ESOP Shares	Treasury Stock	Non- Controlling Interest	Total Equity
	(In thousands)
Balance at June 30, 2025	$150,000	$64	$31	$143,266	$(8,557)	$9,290	$(4,089)	$(5,326)	$210	$284,889
Net loss	–	–	–	–	–	(23,883)	–	–	(11)	(23,894)
Release of unearned ESOP shares	–	–	–	(14)	–	–	64	–	–	50
Stock-based compensation expense	–	–	–	(22)	–	–	–	–	–	(22)
Director stock compensation expense	–	–	–	–	–	–	–	–	–	–
Dividends declared and paid - preferred	–	–	–	–	–	(750)	–	–	–	(750)
Other comprehensive income, net of tax	–	–	–	–	1,613	–	–	–	–	1,613
Balance at September 30, 2025	$150,000	$64	$31	$143,230	$(6,944)	$(15,343)	$(4,025)	$(5,326)	$199	$261,886

Balance at June 30, 2024	$150,000	$64	$31	$142,690	$(13,475)	$12,467	$(4,348)	$(5,326)	$177	$282,280
Net income	–	–	–	–	–	516	–	–	22	538
Release of unearned ESOP shares	–	(1)	–	(26)	–	–	73	–	–	46
Stock-based compensation expense	–	–	–	84	–	–	–	–	–	84
Director stock compensation expense	–	–	–	–	–	–	–	–	–	–
Dividends declared and paid - preferred	–	–	–	(750)	–	–	–	–	–	(750)
Other comprehensive income, net of tax	–	–	–	–	4,197	–	–	–	–	4,197
Balance at September 30, 2024	$150,000	$63	$31	$141,998	$(9,278)	$12,983	$(4,275)	$(5,326)	$199	$286,395

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Equity
(Unaudited)
(As Restated)

	Nine Months Ended September 30, 2025 and 2024
	Preferred Stock Non- Voting	Common Stock Voting	Common Stock Non- Voting	Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net	(Accumulated deficit) retained earnings	Unearned ESOP Shares	Treasury Stock	Non- Controlling Interest	Total Equity
	(In thousands)
Balance at December 31, 2024	$150,000	$63	$31	$142,902	$(11,223)	$12,727	$(4,201)	$(5,326)	$219	$285,192
Net loss	–	–	–	–	–	(25,820)	–	–	(20)	(25,840)
Release of unearned ESOP shares	–	–	–	(27)	–	–	176	–	–	149
Stock-based compensation expense	–	1	–	187	–	–	–	–	–	188
Director stock compensation expense	–	–	–	168	–	–	–	–	–	168
Dividends declared and paid - preferred	–	–	–	–	–	(2,250)	–	–	–	(2,250)
Other comprehensive income, net of tax	–	–	–	–	4,279	–	–	–	–	4,279
Balance at September 30, 2025	$150,000	$64	$31	$143,230	$(6,944)	$(15,343)	$(4,025)	$(5,326)	$199	$261,886

Balance at December 31, 2023	$150,000	$62	$31	$142,601	$(13,525)	$12,365	$(4,492)	$(5,326)	$194	$281,910
Net income	–	–	–	–	–	618	–	–	5	623
Release of unearned ESOP shares	–	1	–	(81)	–	–	217	–	–	137
Stock-based compensation expense	–	–	–	199	–	–	–	–	–	199
Dividends declared and paid - preferred	–	–	–	(817)	–	–	–	–	–	(817)
Purchase of unreleased ESOP shares	–	–	–	–	–	–	–	–	–	–
Director stock compensation expense	–	–	–	96	–	–	–	–	–	96
Other comprehensive income, net of tax	–	–	–	–	4,247	–	–	–	–	4,247
Balance at September 30, 2024	$150,000	$63	$31	$141,998	$(9,278)	$12,983	$(4,275)	$(5,326)	$199	$286,395

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for quarterly reports on Form 10-Q. These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K/A for the year ended December 31, 2024, as amended (the “2024 Form 10-K/A”) and, accordingly, should be read in conjunction with such audited consolidated financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Accounting Pronouncements Recently Issued

In November of 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-08 – Financial Instruments-Credit Losses (Topic 326): Purchased Loans. The amendments in this ASC expand the population of acquired financial assets subject to the “gross-up” approach in Accounting Standards Codification (“ASC”) Topic 326. In accordance with this ASC, loans (excluding credit card loans) acquired without evidence of credit deterioration since their origination that are deemed to be “seasoned” (as defined in the Codification) are determined to be “purchased seasoned loans” and are to be accounted for using the gross-up approach at acquisition. Prior to this ASU, for loans that were not determined to be purchased credit deteriorated loans, GAAP required that an allowance for credit losses be established for purchased loans through a provision for credit losses at the acquisition date. The gross-up approach allows an entity to record the acquisition-date allowance for credit losses for purchased seasoned loans through an offsetting addition to the amortized cost basis of the loan (rather than through the provision for credit losses). The ASU does not impact the accounting for loans that were acquired in periods prior to adoption of the ASU. The amendments in ASU 2025-08 will become effective for the Company in the first quarter of 2027; early adoption is permitted. The amendments in the ASU will not affect the Company’s accounting for loans in its portfolio on the date of adoption; however, loans acquired after the adoption date will be accounted for in accordance with the provisions of this ASU.

In December of 2025, the FASB issued ASU 2025-10 – Governments Grants (Topic 832): Accounting for Government Grants Received by Business Entities. Prior to the issuance of this ASU, GAAP did not provide authoritative guidance about the recognition, measurement, and presentation of a grant received by a business entity from a government. The amendments in this ASU establish the accounting for a government grant received by a business entity, including guidance for (1) a grant related to an asset and (2) a grant related to income. The newly issued guidance requires that a government grant received by a business entity should not be recognized until: (1) it is probable that a business entity will comply with the conditions attached to the grant and that the grant will be received; and (2) a business entity meets the recognition guidance for a grant related to an asset or a grant related to income. The ASU also prescribes requirements for the subsequent income recognition, presentation matters, and financial statement disclosures related to government grants. The guidance in this ASU will be effective for the Company beginning on January 1, 2029. Early adoption is permitted. The requirements in this ASU are similar to the guidance that the Company has been applying for accounting for government grants by analogy to guidance issued by other accounting standard setters and authoritative bodies. The Company does not expect that the adoption of this guidance will materially impact its financial condition or results of operations.

In December of 2025, the FASB issued ASU 2025-11 – Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments in this guidance clarify interim disclosure requirements and the applicability of ASC 270 by providing a comprehensive list of interim period disclosures that are required by GAAP. The updates in ASU 2025-11 also include a disclosure principal that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in ASU 2025-11 will become effective for the Company for interim reporting periods beginning in the first quarter of 2028. Early adoption is permitted. The amendments in this ASU are not expected to have a material effect on the Company’s financial position or results of operations; however, the required disclosures will be added to the Company’s interim financial statements issued after the effective date.
NOTE 2 – Earnings (Loss) Per Share and Equity (as Restated)

Basic earnings (loss) per share of common stock is computed pursuant to the two-class method by dividing net income (loss) available to common stockholders less dividends paid on participating securities (unvested shares of restricted common stock) and any undistributed earnings attributable to participating securities by the weighted average common shares outstanding during the period. The weighted average common shares outstanding includes the weighted average number of shares of common stock outstanding less the weighted average number of unvested shares of restricted common stock. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per share of common stock includes the dilutive effect of unvested stock awards and additional potential common shares issuable under stock options. Unvested restricted awards are considered outstanding for this calculation.

The following table shows how the Company computed basic and diluted loss per share of common stock for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except share and per share data)
Net (loss) income attributable to Broadway Financial Corporation	$(23,883)	$516	$(25,820)	$618
Net income attributable to participating securities	–	–	–	–
Preferred stock dividends	(750)	(750)	(2,250)	(817)
Net loss available to common stockholders	$(24,633)	$(234)	$(28,070)	$(199)

Weighted average common shares outstanding for basic earnings per common share	8,617,707	8,520,730	8,581,883	8,386,919
Add: Effects of unvested restricted stock awards	–	–	–	–
Weighted average common shares outstanding for diluted earnings per common share	8,617,707	8,520,730	8,581,883	8,386,919

Earnings (loss) per common share - basic	$(2.86)	$(0.03)	$(3.27)	$(0.02)
Earnings (loss) per common share - diluted	$(2.86)	$(0.03)	$(3.27)	$(0.02)
Anti-dilutive shares	163,297	163,566	183,074	179,156

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

The Company was required to begin paying quarterly dividends on the Series C Preferred Stock in the three month period ended June 30, 2024. Dividends on the Series C Preferred Stock totaled $750 thousand and $2.3 million for the three and nine months ended September 30, 2025, respectively, with a dividend rate of 2.0%. Dividends on the Series C Preferred Stock totaled $750 thousand and $817 thousand for the three and nine months ended September 30, 2024, respectively, with a dividend rate of 2.0%.

NOTE 3 – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios as of the dates indicated and the corresponding amounts of unrealized gains and losses which were recognized in accumulated other comprehensive loss:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2025:
Federal agency mortgage-backed securities	$108,505	$754	$(7,448)	$101,811
Federal agency collateralized mortgage obligations (“CMO”)	73,127	299	(769)	72,657
Federal agency debt	37,224	–	(1,006)	36,218
Municipal bonds	4,775	–	(283)	4,492
U. S. Treasuries	10,981	–	(44)	10,937
U.S. Small Business Administration (“SBA”) pools	9,502	2	(1,247)	8,257
Asset-backed securities	9,678	3	(48)	9,633
Total available-for-sale securities	$253,792	$1,058	$(10,845)	$244,005
December 31, 2024:
Federal agency mortgage-backed securities	$62,853	$8	$(9,832)	$53,029
Federal agency CMOs	21,299	6	(1,247)	20,058
Federal agency debt	42,100	2	(2,068)	40,034
Municipal bonds	4,800	–	(412)	4,388
U. S. Treasuries	77,857	–	(667)	77,190
SBA pools	10,749	2	(1,588)	9,163
Total available-for-sale securities	$219,658	$18	$(15,814)	$203,862

As of September 30, 2025, investment securities with a fair value of $77.7 million were pledged as collateral for securities sold under agreements to repurchase and included $43.5 million of federal agency mortgage-backed securities, $25.8 million of federal agency debt securities, $7.0 million of U.S. Treasury securities and $1.4 million of SBA pool investments. As of December 31, 2024, investment securities with a fair value of $83.3 million were pledged as collateral for securities sold under agreements to repurchase and included $46.5 million of U.S. Treasuries, $27.1 million of federal agency debt, $5.5 million of federal agency mortgage-backed securities, and $4.2 million of SBA pools.  Accrued interest receivable on securities was $643 thousand and $796 thousand at September 30, 2025 and December 31, 2024, respectively, and is included in accrued interest receivable on the consolidated statements of financial condition.

At September 30, 2025, and December 31, 2024, there were no holdings of securities by any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The amortized cost and estimated fair value of all investment securities available-for-sale at September 30, 2025, by contractual maturities are shown below. Contractual maturities may differ from expected maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Due in one year or less	$25,815	$–	$(145)	$25,670
Due after one year through five years	28,221	4	(1,190)	27,035
Due after five years through ten years	20,849	7	(802)	20,054
Due after ten years	178,907	1,047	(8,708)	171,246
	$253,792	$1,058	$(10,845)	$244,005

The table below indicates the length of time individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 30, 2025:
Federal agency mortgage-backed securities	$1,642	$(110)	$49,700	$(7,338)	$51,342	$(7,448)
Federal agency CMOs	24,817	(31)	17,009	(738)	41,826	(769)
Federal agency debt	2,908	(92)	33,310	(914)	36,218	(1,006)
Municipal bonds	1,049	(51)	3,443	(232)	4,492	(283)
U. S. Treasuries	–	–	10,937	(44)	10,937	(44)
SBA pools	1,343	(97)	6,415	(1,150)	7,758	(1,247)
Asset-backed securities	–	–	7,492	(48)	7,492	(48)
Total unrealized loss position investment securities	$31,759	$(381)	$128,306	$(10,464)	$160,065	$(10,845)

December 31, 2024:
Federal agency mortgage-backed securities	$–	$–	$52,568	$(9,832)	$52,568	$(9,832)
Federal agency CMOs	–	–	19,303	(1,247)	19,303	(1,247)
Federal agency debt	–	–	37,508	(2,068)	37,508	(2,068)
Municipal bonds	–	–	4,388	(412)	4,388	(412)
U. S. Treasuries	–	–	77,190	(667)	77,190	(667)
SBA pools	629	(1)	8,179	(1,587)	8,808	(1,588)
Total unrealized loss position investment securities	$629	$(1)	$199,136	$(15,813)	$199,765	$(15,814)

At September 30, 2025, and December 31, 2024, all securities in the portfolio were current with their contractual principal and interest payments. At September 30, 2025, and December 31, 2024, there were no securities purchased with deterioration in credit quality since their origination. At September 30, 2025, and December 31, 2024, there were no collateral dependent securities.

The Company’s assessment of available-for-sale investment securities as of September 30, 2025 and December 31, 2024, indicated that an allowance for credit losses (“ACL”) was not required. The Company analyzed available-for-sale investment securities that were in an unrealized loss position and determined the decline in fair value for those securities was not related to credit, but rather related to changes in interest rates and general market conditions. As such, no ACL was recorded for available-for-sale securities as of September 30, 2025 or December 31, 2024. At September 30, 2025 and December 31, 2024, approximately 94% and 98%, respectively, of the securities held by the Company were issued by U.S. government-sponsored entities and agencies.  Because the decline in fair value is attributable to changes in interest rates and liquidity, and not credit quality, and because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company did not record a provision for expected credit loss during the three or nine months ended September 30, 2025 or 2024.

NOTE 4 – Loans Receivable Held for Investment (as Restated)

Loans receivable held for investment were as follows as of the periods indicated:

	September 30, 2025	December 31, 2024
	(In thousands)
Real estate:
Single-family	$21,058	$24,036
Multi-family	603,771	639,156
Commercial real estate	159,517	163,348
Church	9,104	9,470
Construction	85,576	91,600
Commercial – other	123,025	77,787
SBA loans	12,858	1,142
Consumer	28	13
Gross loans receivable before deferred loan costs and premiums	1,014,937	1,006,552
Unamortized net deferred loan costs and premiums	8,693	2,116
Gross loans receivable	1,023,630	1,008,668
Credit and interest marks on purchased loans, net	(147)	(348)
Allowance for credit losses	(10,339)	(8,364)
Loans receivable, net	$1,013,144	$999,956

Accrued interest receivable on loans receivable held for investment was $4.9 million and $4.0 million at September 30, 2025 and December 31, 2024, respectively, and is included in accrued interest receivable on the consolidated statements of financial condition.

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

The Company’s ACL model also includes adjustments for qualitative factors, where appropriate. Qualitative adjustments may be related to and include, but are not limited to, factors such as: (i) changes in lending policies and procedures, including changes in underwriting standards and collections, charge offs, and recapture practices; (ii) changes in international, national, regional, and local conditions; (iii) changes in the nature and volume of the portfolio and terms of loans; (iv) changes in the experience, depth, and ability of lending management; (v) changes in the volume and severity of past due loans and other similar conditions; (vi) changes in the quality of the organization’s loan review system; (vii) changes in the value of underlying collateral for collateral dependent loans; (viii) the existence and effect of any concentrations of credit and changes in the levels of such concentrations; and (ix) the effect of other external factors (i.e., competition, legal and regulatory requirements) on the level of estimated credit losses. These qualitative factors incorporate the concept of reasonable and supportable forecasts, as required by ASC 326.

The following tables summarize the activity in the allowance for credit losses on loans for the nine months ended:

	September 30, 2025
	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance
	(In thousands)
Single-family	$200	$–	$–	$(71)	$129
Multi-family	4,617	–	–	1,413	6,030
Commercial real estate	1,188	–	–	(33)	1,155
Church	54	–	–	(17)	37
Construction	1,564	–	–	500	2,064
Commercial - other	730	–	–	47	777
SBA loans	11	–	–	136	147
Total	$8,364	$–	$–	$1,975	$10,339

	September 30, 2024
	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance
	(In thousands)
Single family	$264	$–	$–	$(45)	$219
Multi-family	4,464	–	–	325	4,789
Commercial real estate	1,164	–	–	199	1,363
Church	72	–	–	(12)	60
Construction	1,009	–	–	460	1,469
Commercial - other	592	–	–	232	824
SBA loans	48	–	–	36	84
Total	$7,613	$–	$–	$1,195	$8,808

The following tables summarize the activity in the allowance for credit losses on loans for the three months ended:

	September 30, 2025
	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance
	(In thousands)
Single-family	$122	$–	$–	$7	$129
Multi-family	6,288	–	–	(258)	6,030
Commercial real estate	1,235	–	–	(80)	1,155
Church	55	–	–	(18)	37
Construction	1,291	–	–	773	2,064
Commercial - other	814	–	–	(37)	777
SBA loans	75	–	–	72	147
Total	$9,880	$–	$–	$459	$10,339

	September 30, 2024
	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance
	(In thousands)
Single-family	$306	$–	$–	$(87)	$219
Multi-family	4,742	–	–	47	4,789
Commercial real estate	1,240	–	–	123	1,363
Church	84	–	–	(24)	60
Construction	1,193	–	–	276	1,469
Commercial - other	681	–	–	143	824
SBA loans	130	–	–	(46)	84
Total	$8,376	$–	$–	$432	$8,808

The Company recorded a provision for off-balance sheet loan commitments of $220 thousand and a recapture of provision of $24 thousand for the three months ended September 30, 2025 and 2024, respectively.  The Company recorded a provision for off-balance sheet loan commitments of $164 thousand and a recapture of provision of $26 thousand for the nine months ended September 30, 2025 and 2024, respectively.
The ACL increased from December 31, 2024 to September 30, 2025, primarily due to an increase in specific reserves on individually evaluated loans.

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

The following table presents individually evaluated collateral dependent loans by collateral type as of the date indicated:

	September 30, 2025
	Single-Family	Multi-Family Residential	Church	Business Assets	Total
Real estate:	(In thousands)
Multi-family	$–	$4,218	$–	$–	$4,218
Construction	–	8,168	–	–	8,168
SBA Loans	–	–	–	242	242
Total	$–	$12,386	$–	$242	$12,628

	December 31, 2024
	Single-Family	Multi-Family Residential	Church	Business Assets	Total
Real estate:	(In thousands)
Single-family	$–	$–	$–	$264	$264
Total	$–	$–	$–	$264	$264

At September 30, 2025, $12.6 million of individually evaluated loans were evaluated based on the estimated fair value of the underlying collateral. These loans had an associated ACL of $2.4 million as of September 30, 2025. The Company had five individually evaluated loans totaling $12.9 million on non-accrual status at September 30, 2025.

At December 31, 2024, one $264 thousand individually evaluated loan was evaluated based on the estimated fair value of the underlying collateral.   This loan had no associated ACL and was on non-accrual status as of December 31, 2024.

Past Due Loans

The following tables present the aging of the recorded investment in past due loans by loan type as of the dates indicated:

	September 30, 2025
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single-family	$1,183	$–	$426	$1,609	$19,471	$21,080
Multi-family	–	–	4,218	4,218	602,237	606,455
Commercial real estate	–	–	–	–	159,452	159,452
Church	–	–	–	–	9,112	9,112
Construction	–	–	–	–	85,188	85,188
Commercial - other	–	–	261	261	128,246	128,507
SBA loans	150	–	316	466	13,342	13,808
Consumer	–	–	–	–	28	28
Total	$1,333	$–	$5,221	$6,554	$1,017,076	$1,023,630

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single-family	$–	$6	$–	$6	$24,042	$24,048
Multi-family	–	–	–	–	642,109	642,109
Commercial real estate	–	–	–	–	163,269	163,269
Church	–	–	–	–	9,475	9,475
Construction	–	–	–	–	91,140	91,140
Commercial - other	–	–	–	–	77,472	77,472
SBA loans	–	264	–	264	878	1,142
Consumer	–	–	–	–	13	13
Total	$–	$270	$–	$270	$1,008,398	$1,008,668

The following tables present the recorded investment in non-accrual loans by loan type as of the dates indicated:

		September 30, 2025
	Non-accrual with no Allowance for Credit Losses	Non-accrual with an Allowance for Credit Losses	Total Non-accrual Loans
	(In thousands)
Loans receivable held for investment:
Commercial - other	$261	$–	$261
SBA loans	–	466	466
Single family	426	–	426
Multi-family	–	4,218	4,218
Construction	–	8,168	8,168
Total non-accrual loans	$687	$12,852	$13,539

		December 31, 2024
	Non-accrual with no Allowance for Credit Losses	Non-accrual with an Allowance for Credit Losses	Total Non-accrual Loans
	(In thousands)
Loans receivable held for investment:
SBA loans	$264	$–	$264
Total non-accrual loans	$264	$–	$264

There were no loans 90 days or more delinquent that were accruing interest as of September 30, 2025 or December 31, 2024.

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

The following table presents the amortized costs basis and the financial effect of loans modified to borrowers experiencing financial difficulty during the nine months ended September 30, 2025.  There were no loan modifications to borrowers that were experiencing financial difficulty during the three months ended September 30, 2025 or the three or nine months ended September 30, 2024.

	Nine Months Ended September 30, 2025
	Term Extension	Percentage of Total Loan Type	Weighted Average Term Extension
Real estate:		(In Thousands)
Commercial real estate	$776	0.49%	8 months
Construction	2,009	2.35%	8 months
Commercial - other	480	0.39%	9 months
Total	$3,265

All of the modified loans are above current.  None of the modified loans have defaulted and the Company has not committed to lend additional amounts to borrowers whose loans were modified.

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

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination as of the date indicated:

	Term Loans Amortized Cost Basis by Origination Year - As of September 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
	(In thousands)
Single-family:
Pass	$–	$–	$535	$2,850	$2,639	$12,175	$–	$18,199
Watch	–	–	–	–	–	1,701	–	1,701
Substandard	–	–	–	1,180	–	–	–	1,180
Total	$–	$–	$535	$4,030	$2,639	$13,876	$–	$21,080

Multi-family:
Pass	$2,524	$71,240	$76,957	$152,084	$118,482	$92,802	$–	$514,089
Watch	–	–	5,569	28,787	15,386	22,693	–	72,435
Special Mention	–	–	–	–	1,780	–	–	1,780
Substandard	–	–	1,460	7,087	4,592	809	–	13,948
Doubtful	–	–	–	4,203	–	–	–	4,203
Total	$2,524	$71,240	$83,986	$192,161	$140,240	$116,304	$–	$606,455

Commercial real estate:
Pass	$627	$48,854	$10,867	$23,389	$28,603	$28,833	$–	$141,173
Watch	–	–	4,590	–	971	7,748	–	13,309
Special Mention	–	–	1,566	–	–	1,598	–	3,164
Substandard	–	–	–	–	1,806	–	–	1,806
Total	$627	$48,854	$17,023	$23,389	$31,380	$38,179	$–	$159,452

Church:
Pass	$–	$–	$2,360	$–	$2,106	$3,137	$–	$7,603
Watch	–	–	362	–	–	1,147	–	1,509
Substandard	–	–	–	–	–	–	–	–
Total	$–	$–	$2,722	$–	$2,106	$4,284	$–	$9,112

Construction:
Watch	4,714	12,764	12,877	25,386	–	–	–	55,741
Special Mention	–	–	–	–	–	2,009	–	2,009
Substandard	–	2,236	13,391	7,888	3,923	–	–	27,438
Total	$4,714	$15,000	$26,268	$33,274	$3,923	$2,009	$–	$85,188

Commercial – other:
Pass	$30,218	$14,998	$17,762	$9,051	$–	$12,752	$–	$84,781
Watch	–	19,278	14,988	–	–	5,845	–	40,111
Special Mention	–	–	–	1,000	–	2,250	–	3,250
Substandard	–	–	–	–	104	261	–	365
Total	$30,218	$34,276	$32,750	$10,051	$104	$21,108	$–	$128,507

SBA:
Pass	$1,716	$8,665	$2,927	$–	$–	$34	$–	$13,342
Substandard	–	–	–	150	–	–	–	150
Doubtful	–	–	–	–	–	316	–	316
Total	$1,716	$8,665	$2,927	$150	$–	$350	$–	$13,808

Consumer:
Pass	$28	$–	$–	$–	$–	$–	$–	$28
Total	$28	$–	$–	$–	$–	$–	$–	$28

Total loans:
Pass	$35,113	$143,757	$111,408	$187,374	$151,830	$149,733	$–	$779,215
Watch	4,714	32,042	38,386	54,173	16,357	39,134	–	184,806
Special Mention	–	–	1,566	1,000	1,780	5,857	–	10,203
Substandard	–	2,236	14,851	16,305	10,425	1,070	–	44,887
Doubtful	–	–	–	4,203	–	316	–	4,519
Total loans	$39,827	$178,035	$166,211	$263,055	$180,392	$196,110	$–	$1,023,630

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(In thousands)
Single-family:
Pass	$–	$543	$4,098	$1,968	$1,796	$13,687	$–	$22,092
Watch	–	–	–	729	1,227	–	–	1,956
Total	$–	$543	$4,098	$2,697	$3,023	$13,687	$–	$24,048

Multi-family:
Pass	$81,474	$77,739	$171,836	$126,492	$26,771	$90,584	$–	$574,896
Watch	–	5,633	16,244	14,761	–	13,244	–	49,882
Special Mention	–	–	4,210	3,150	–	–	–	7,360
Substandard	–	1,562	–	4,691	–	3,718	–	9,971
Total	$81,474	$84,934	$192,290	$149,094	$26,771	$107,546	$–	$642,109

Commercial real estate:
Pass	$49,143	$9,655	$23,482	$29,021	$21,150	$22,606	$–	$155,057
Watch	–	1,584	432	994	–	1,634	–	4,644
Substandard	–	3,271	–	$297	$–	–	$–	$3,568
Total	$49,143	$14,510	$23,914	$30,312	$21,150	$24,240	$–	$163,269

Church:
Pass	$–	$2,442	$–	$2,148	$1,696	$1,002	$–	$7,288
Watch	–	376	–	–	–	618	–	994
Substandard	–	–	–	–	–	1,193	–	1,193
Total	$–	$2,818	$–	$2,148	$1,696	$2,813	$–	$9,475

Construction:
Watch	9,568	31,274	227	–	–	2,038	–	43,107
Substandard	–	4,076	38,494	5,463	–	–	–	48,033
Total	$9,568	$35,350	$38,721	$5,463	$–	$2,038	$–	$91,140

Commercial – other:
Pass	$1	$3	$7,575	$–	$2,768	$9,965	$–	$20,312
Watch	19,260	28,157	706	–	–	1,197	–	49,320
Special Mention	–	–	351	–	–	2,250	–	2,601
Substandard	–	–	–	106	571	4,562	–	5,239
Total	$19,261	$28,160	$8,632	$106	$3,339	$17,974	$–	$77,472

SBA:
Pass	$590	$–	$–	$–	$–	$64	$–	$654
Substandard	–	–	150	–	338	–	–	488
Total	$590	$–	$150	$–	$338	$64	$–	$1,142

Consumer:
Pass	$13	$–	$–	$–	$–	$–	$–	$13
Total	$13	$–	$–	$–	$–	$–	$–	$13

Total loans:
Pass	$131,221	$90,382	$206,991	$159,629	$54,181	$137,908	$–	$780,312
Watch	28,828	67,024	17,609	16,484	1,227	18,731	–	149,903
Special Mention	–	–	4,561	3,150	–	2,250	–	9,961
Substandard	–	8,909	38,644	10,557	909	9,473	–	68,492
Total loans	$160,049	$166,315	$267,805	$189,820	$56,317	$168,362	$–	$1,008,668

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

The allowance for off-balance sheet commitments was $441 thousand and $277 thousand at September 30, 2025 and December 31, 2024, respectively.

NOTE 5 – Goodwill and Core Deposit Intangible

The following tables present the changes in the carrying amounts of goodwill and core deposit intangibles for the nine months ended September 30, 2025 and 2024:

	September 30, 2025
	Goodwill	Core Deposit Intangible
	(In thousands)
Balance at the beginning of the period	$25,858	$1,775
Impairment	(25,858)	–
Amortization	–	(236)
Balance at the end of the period	$–	$1,539

	September 30, 2024
	Goodwill	Core Deposit Intangible
	(In thousands)
Balance at the beginning of the period	$25,858	$2,111
Amortization	–	(252)
Balance at the end of the period	$25,858	$1,859

The carrying amount of the core deposit intangible consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Core deposit intangible acquired	$3,329	$3,329
Less: Accumulated amortization	(1,790)	(1,554)
	$1,539	$1,775

The following table outlines the estimated amortization expense for the core deposit intangible during the next five fiscal years (in thousands):

Remainder of 2025	$79
2026	304
2027	291
2028	279
2029	267
Thereafter	319
$1,539

The Company’s goodwill balance is tested annually for impairment.  Management engaged a third-party to complete the impairment testing as of September 30, 2025. The quantitative test indicated that the carrying amount of the goodwill exceeded its fair value by approximately $25.9 million. On October 15, 2025, the Company’s management, with oversight of the Audit Committee of the Board of Directors of the Company, concluded that, based on its annual impairment analysis, the Company’s goodwill was impaired in accordance with U.S. GAAP. Consequently, the Company recorded a non-cash $25.9 million goodwill impairment charge for the quarter ended September 30, 2025. The Company does not expect that this charge will result in future cash expenditures.

NOTE 6 – Borrowings (as Restated)

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated statements of financial condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. These agreements mature on a daily basis. As of September 30, 2025 securities sold under agreements to repurchase totaled $76.1 million at an average rate of 3.70%. The fair value of securities pledged totaled $77.7 million as of September 30, 2025. As of December 31, 2024, securities sold under agreements to repurchase totaled $66.6 million at an average rate of 3.62%. The fair value of securities pledged totaled $83.3 million as of December 31, 2024.

At September 30, 2025 and December 31, 2024, the Company had outstanding advances from the FHLB totaling $107.5 million and $195.5 million, respectively. The weighted average interest rate was 4.53% and 4.03% as of September 30, 2025 and December 31, 2024, respectively. The weighted average contractual maturity was less than one month as of both September 30, 2025 and December 31, 2024. The advances were collateralized by loans with an unpaid balance of $497.6 million at September 30, 2025 and $521.7 million at December 31, 2024. The Company is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets to the extent the Company provides qualifying collateral and holds sufficient FHLB stock. Based on collateral pledged and FHLB stock held, the Company was eligible to borrow an additional $213.0 million as of September 30, 2025.

The Company will, from time to time, sell a portion of a loan or group of loans to third parties. In some cases, the transferred portion of the loans does not meet the requirements to be treated as sales for accounting purposes. When that occurs, the legally transferred portion of the loan balance remains classified in gross loans receivable held for investment and a secured borrowing is recorded for the proceeds received from the third party institution. As the transferred portion of the loan pays down, the secured borrowings are repaid. The Company has no obligation to make principal or interest payments on the secured borrowings unless and until payments are received from the loan borrowers. The Company has secured borrowings associated with these participation loan transactions of $30.2 million and $31.4 million as of September 30, 2025 and December 31, 2024, respectively. The weighted average interest rate on the secured borrowings was 5.63% and 5.54% at September 30, 2025 and December 31, 2024, respectively.

On December 27, 2023, the Company borrowed $100.0 million from the Federal Reserve under the BTFP.  This borrowing was paid off in December 2024.  The interest rate on this borrowing was fixed at 4.84% and the borrowing matured on December 29, 2024.

In addition, the Company had additional lines of credit of $10.0 million with other financial institutions as of September 30, 2025 and December 31, 2024. These lines of credit are unsecured, bear interest at the Federal funds rate as of the date of utilization and mature in 30 days.  There were no amounts outstanding under these lines of credit as of September 30, 2025 or December 31, 2024.

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

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
At September 30, 2025:
Securities available-for-sale:
Federal agency mortgage-backed securities	$–	$101,811	$–	$101,811
Federal agency CMOs	–	72,657	–	72,657
Federal agency debt	–	36,218	–	36,218
Municipal bonds	–	4,492	–	4,492
U.S. Treasuries	10,937	–	–	10,937
SBA pools	–	8,257	–	8,257
Asset-backed securities	–	9,633	–	9,633

At December 31, 2024:
Securities available-for-sale:
Federal agency mortgage-backed securities	$–	$53,029	$–	$53,029
Federal agency CMOs	–	20,058	–	20,058
Federal agency debt	–	40,034	–	40,034
Municipal bonds	–	4,388	–	4,388
U.S. Treasuries	77,190	–	–	77,190
SBA pools	–	9,163	–	9,163

There were no transfers between Level 1, Level 2, or Level 3 during the three or nine months ended September 30, 2025 and 2024.

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
	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
At September 30, 2025:
Individually evaluated loans: Real estate:
Multi-family	$–	$–	$2,729	$2,729
Construction	–	–	8,330	8,330
SBA loans	–	–	35	35

The following table represents quantitative information about Level 3 fair value assumptions for assets measured at fair value on a non-recurring basis at September 30, 2025.

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
	(In thousands)
At September 30, 2025:				$
Individually evaluated loans: Real estate:
Multi-family	$2,729	Market approach	Adjustments to market data		5% - 10%
Construction	8,330	Market approach	Adjustments to market data		5% - 10%
SBA loans	35	Market approach	Adjustments to market data		5% - 10%

Fair Values of Financial Instruments

The following tables present the carrying amount, fair value, and level within the fair value hierarchy of the Company’s financial instruments as of September 30, 2025 and December 31, 2024.

		Fair Value Measurements at September 30, 2025
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$19,731	$19,731	$–	$–	$19,731
Securities available-for-sale	244,005	10,937	233,068	–	244,005
Loans receivable held for investment	1,013,144	–	–	990,279	990,279
Accrued interest receivable	5,649	112	678	4,859	5,649

Financial Liabilities:
Non interest bearing deposits	$94,518	$–	$94,518	$–	$94,518
Interest bearing deposits	464,971	–	464,971	–	464,971
Time deposits	289,716	–	289,357	–	289,357
FHLB borrowings	107,500	–	107,498	–	107,498
Secured borrowings	30,166	–	30,166	–	30,166
Securities sold under agreements to repurchase	76,118	–	76,118	–	76,118
Accrued interest payable	1,993	–	1,993	–	1,993

		Fair Value Measurements at December 31, 2024
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$61,365	$61,365	$–	$–	$61,365
Securities available-for-sale	203,862	77,190	126,672	–	203,862
Loans receivable held for investment	999,956	–	–	973,183	973,183
Accrued interest receivable	5,001	5,001	–	–	5,001
Bank owned life insurance	3,321	3,321	–	–	3,321

Financial Liabilities:
Deposits	$745,399	$–	$669,695	$–	$669,695
Borrowings	226,888	–	227,150	–	227,150
Securities sold under agreements to repurchase	66,610	–	66,070	–	66,070
Accrued interest payable	1,349	–	1,349	–	1,349

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

Stock-based compensation is recognized on a straight-line basis over the vesting period. During the three months ended September 30, 2025 and 2024, the Company recorded a $22 thousand reduction of stock-based compensation and $84 thousand of stock-based compensation expense, respectively.  During the nine months ended September 30, 2025 and 2024, the Company recorded $188 thousand and $199 thousand of stock-based compensation expense, respectively. During the three months ended September 30, 2025 and 2024, the Company did not record any director stock compensation expense. During the nine months ended September 30, 2025 and 2024, the Company recorded $168 thousand and $96 thousand, respectively, of director stock compensation expense, which was determined using the fair value of the stock on the dates of the awards.

As of September 30, 2025, 367,443 shares had been awarded under the Amended and Restated LTIP and 281,696 shares were available to be awarded.  The following tables present stock award activity during the three and nine months ended September 30, 2025 and 2024:

	Three months ended
	September 30, 2025	September 30, 2024
	(In thousands)
Outstanding at the beginning of the period	196,448	187,749
Granted during period	–	–
Forfeited during period	(15,149)	(452)
Vested during period	(10,617)	–
Outstanding at the end of the period	170,682	187,297

	Nine months ended
	September 30, 2025	September 30, 2024
	(In thousands)
Outstanding at the beginning of the period	184,874	113,568
Granted during period	119,710	145,890
Forfeited during period	(38,336)	(27,601)
Vested during period	(95,566)	(45,560)
Outstanding at the end of the period	170,682	187,297

No stock options were granted, exercised or expired during the three and nine months ended September 30, 2025. During the nine months ended September 30, 2024, 18,750 stock options were forfeited.

Options outstanding and exercisable at September 30, 2025 were as follows:

Outstanding				Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
12,500	0.38 years	$12.96	$–	12,500	$12.96	$–

The Company did not record any stock-based compensation expense related to stock options during the three and nine months ended September 30, 2025 and 2024.

NOTE 9 – ESOP Plan

Employees participate in the ESOP after attaining certain age and service requirements. During 2022, the ESOP purchased 58,369 shares of the Company’s common stock at an average cost of $8.57 per share for a total cost of $500 thousand and during 2023, the ESOP purchased 369,958 shares of the Company’s common stock at an average cost of $9.19 per share for a total cost of $3.4 million. These purchases were funded with a $5.0 million line of credit from the Company. The loan will be repaid from the Bank’s annual discretionary contributions to the ESOP, net of dividends paid, over a period of 20 years. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. When loan payments are made, shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in capital. Any dividends on allocated shares increase participant accounts. Any dividends on unallocated shares will be used to repay the loan. Participants receive shares for their vested balance at the end of their employment. Compensation expense related to the ESOP was $50 thousand and $46 thousand for the three months ended September 30, 2025 and 2024, respectively, and $149 thousand and $137 thousand for the nine months ended September 30, 2025 and 2024, respectively.

Shares held by the ESOP were as follows:

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Allocated to participants	157,840	127,804
Committed to be released	22,013	30,036
Suspense shares	406,790	428,804
Total ESOP shares	586,643	586,644
Fair value of unearned shares	$2,953	$2,937

The book value of unearned shares, which are reported as Unearned ESOP shares in the equity section of the consolidated statements of financial condition, were $4.0 million and $4.2 million at September 30, 2025 and December 31, 2024, respectively.

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

	Actual		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2025:
Community Bank Leverage Ratio	$189,646	14.56%	$117,260	9.00%
December 31, 2024:
Community Bank Leverage Ratio	$188,827	13.61%	$124,879	9.00%

At September 30, 2025, the Company and the Bank met all the capital adequacy requirements to which they were subject. In addition, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since September 30, 2025 that would materially adversely change the Bank’s capital classifications. From time to time, the Bank may need to raise additional capital to support its further growth and to maintain its “well capitalized” status.

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

At September 30, 2025, the Company maintained a $449 thousand valuation allowance on its deferred tax assets because the number of shares sold in the private placements completed on April 6, 2021 triggered limitations on the use of certain tax attributes under the Section 382 of the federal tax code. The ability to use net operating losses (“NOLs”) to offset future taxable income will be restricted and these NOLs could expire or otherwise be unavailable. In general, under Section 382 of the Code and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period.

The Company recorded an income tax expense of $736 thousand for the third quarter of 2025, compared to an income tax expense of $206 thousand for the third quarter of 2024.  The increase in income tax expense reflected an increase in pre-tax income of $2.0 million between the two periods, excluding goodwill impairment of $25.9 million, which is not deductible for tax purposes.

The Company recorded an income tax benefit of $54 thousand for the first nine months of 2025, compared to an income tax expense of $291 thousand for the first nine months of 2024.  The decrease in income tax expense reflected a decrease of $950 thousand in pre-tax income between the two periods, excluding goodwill impairment of $25.9 million, which is not deductible for tax purposes.

NOTE 12 – Concentrations

The Bank has a significant concentration of deposits with five customers that accounted for approximately 23% and 18% of its deposits as of September 30, 2025 and December 31, 2024, respectively. The Bank also has a significant concentration of short-term borrowings from one customer that accounted for 76% and 88% of the outstanding balance of securities sold under agreements to repurchase as of September 30, 2025 and December 31, 2024, respectively. The Company expects to maintain the relationships with these customers for the foreseeable future.

NOTE 13 – Subsequent Events

Operational Loss (Recovery)

During the first quarter of 2025, the Company recognized an operational loss of $1.9 million due to a fraudulent wire transfer. In August 2025, the Company recovered $1.6 million of the $1.9 million which was recorded in the three month period ending September 30, 2025.  In October 2025, the Company recovered $240 thousand which will be recorded in the three month period ending December 31, 2025.

Loan Charge-off

During the fourth quarter of 2025, the Company recorded a charge-off of $1.2 million on an individually evaluated loan. Prior to the charge-off, the Company had recorded a specific allowance for credit losses for the loan that was approximately equal to the amount charged off.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part I, Item 1 “Financial Statements,” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K/A for the year ended December 31, 2024, as amended (the “2024 Form 10-K”). Certain statements herein are forward-looking statements within the meaning of Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the U.S. Securities Act of 1933, as amended that reflect our current views with respect to future events and financial performance. Forward-looking statements typically include words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “potential,” “continue,” “prospects,” “ability,” “looking,” “forward,” “invest,” “grow,” “improve,” “likely” and other similar expressions. These forward-looking statements are subject to risks and uncertainties, which could cause actual future results to differ materially from historical results or from those anticipated or implied by such statements. Readers should not place undue reliance on these forward-looking statements, which speak only as of their dates or, if no date is provided, then as of the date of this Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.  The unaudited interim consolidated financial statements for the quarter ended September 30, 2024 and consolidated financial statements for the fiscal year ended December 31, 2024 presented herein are as restated.

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

Allowance for Credit Losses (“ACL”) for Loans

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

Overview

Total assets increased by $682 thousand at September 30, 2025 compared to December 31, 2024, reflecting increases in  securities available-for-sale of $40.1 million, bank owned life insurance of $20.1 million and loans receivable held for investment, net of the ACL, of $13.2 million, all primarily due to purchases, partially offset by decreases in cash and cash equivalents of $41.6 million, goodwill of $25.9 million, as goodwill was considered to be impaired during the quarter, and FHLB stock of $3.6 million.

Loans receivable held for investment, net of the ACL, increased by $13.2 million to $1.0 billion at September 30, 2025, compared to $1.0 billion at December 31, 2024.  The increase was primarily due to loan purchases.

Deposits increased by $103.8 million, or 13.9%, to $849.2 million at September 30, 2025, from $745.4 million at December 31, 2024.  The increase in deposits was attributable to an increase of $72.9 million in certificates of deposit accounts, $26.8 million in liquid deposits (demand, interest checking, and money market accounts), $8.0 million in Insured Cash Sweep (“ICS”) deposits and $4.0 million in Certificate of Deposit Registry Service (“CDARS”) deposits, partially offset by a $7.9 million decrease in savings deposits.  As of September 30, 2025, our uninsured deposits, including deposits from the Bank and other affiliates, represented 36% of our total deposits, compared to 32% as of December 31, 2024.

Total borrowings decreased by $89.2 million to $137.7 million at September 30, 2025, from $226.9 million at December 31, 2024, primarily due to an $88.0 million decrease in FHLB advances.

For the third quarter of 2025, the Company reported consolidated net loss attributable to common stockholders of $24.6 million after preferred dividends of $750 thousand and goodwill impairment of $25.9 million, compared to net loss attributable to common stockholders of $234 thousand for the third quarter of 2024 after preferred dividends of $750 thousand. Loss per diluted common share was ($3.23) for the third quarter of 2025, compared to ($0.03) of loss per diluted common share for the third quarter of 2024. Consolidated net income before preferred dividends and goodwill impairment was $2.0 million, or $0.26 per diluted share, for the third quarter of 2025, compared to consolidated net income of $516 thousand, or $0.06 per diluted share, for the third quarter of 2024. Diluted loss per common share for the third quarter of 2025 reflects preferred dividends of ($0.10) per diluted common share and goodwill impairment of ($3.39) per diluted common share. “Net income before preferred dividends and goodwill impairment” and “Earnings per common share – diluted before preferred dividends and goodwill impairment” are considered to be non-GAAP measures. See “Use of Non-GAAP Financial Measures” section of this Form 10-Q for a reconciliation of these amounts to the associated GAAP financial measure.

For the first nine months of 2025, the Company reported consolidated net loss attributable to common stockholders of $28.1 million after preferred dividends of $2.3 million and goodwill impairment of $25.9 million, compared to net loss attributable to common stockholders of $199 thousand for the first nine months of 2024 after preferred dividends of $817 thousand. Diluted loss per common share was ($3.76) for the first nine months of 2025, compared to ($0.02) of loss per diluted common share for the first nine months of 2024. Consolidated net income before preferred dividends and goodwill impairment was $38 thousand, or $0.01 per diluted share, compared to consolidated net income before preferred dividends of $618 thousand, or $0.07 per diluted share, for the first nine months of 2024. Diluted loss per common share for the first nine months of 2025 reflects preferred dividends of ($0.30) per diluted common share and goodwill impairment of ($3.46) per diluted common share.

Results of Operations

Net Interest Income

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

Net interest income before provision for credit losses for the third quarter of 2025 totaled $8.6 million, representing an increase of $287 thousand, or 3.4%, from net interest income before provision for credit losses of $8.3 million for the third quarter of 2024.  The increase resulted from a $3.3 million decrease in interest expense due to a decline in interest on borrowings as a result of a decrease in the average balance of borrowings, partially offset by a $2.2 million increase in interest expense on deposits due to an increase in the average balance of deposits, partially offset by an $818 thousand decline in interest income on interest-bearing deposits.  The Company used interest-bearing deposits and cash from principal pay downs of available-for-sale securities to reduce borrowings to improve the net interest margin and to support capacity for future loan growth.

The net interest margin increased to 2.72% for the third quarter of 2025 from 2.43% for the third quarter of 2024, due to an increase in the average rate earned on interest-earning assets, which increased to 4.99% for the third quarter of 2025 from 4.84% for the third quarter of 2024, and a decrease in the cost of funds, which decreased to 3.11% for the third quarter of 2025 from 3.30% for the third quarter of 2024.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

Net interest income before provision for credit losses for the first nine months of 2025 totaled $24.4 million, representing an increase of $645 thousand, or 2.7%, from net interest income before provision for credit losses of $23.8 million for the first nine months of 2024.  The increase resulted from an $8.7 million decrease in interest expense due to a decline in interest on borrowings as a result of a decrease in the average balance of borrowings, partially offset by a $5.3 million increase in interest expense on deposits due to deposit growth. The Company reduced borrowings to improve the net interest margin and to support capacity for future loan growth.  This increase was partially offset by a $2.8 million decrease in interest income, primarily due to a decrease in interest on interest-bearing deposits, as a result of a decrease in the average balance of interest-bearing deposits, as well as a decline in interest income on available-for-sale securities due to a decrease in the average balance of available-for-sale securities.  These decreases in interest income were partially offset by an increase of $2.0 million in interest income on loans receivable, as new loans were brought on at a higher rate than the existing portfolio during the period.

The net interest margin increased to 2.65% for the first nine months of 2025 from 2.34% for the first nine months of 2024, due to an increase in the average rate earned on interest-earnings assets, which increased to 4.88% for the first nine months of 2025 from 4.70% for the first nine months of 2024, and a decrease in the cost of funds, which decreased to 3.08% for the first nine months of 2025 from 3.21% for the first nine months of 2024.

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

	For the Three Months Ended
	September 30, 2025			September 30, 2024
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Interest-bearing deposits	$49,348	$556	4.47%	$106,569	$1,491	5.57%
Securities	206,224	1,690	3.25%	248,833	1,635	2.61%
Loans receivable (1)	993,090	13,418	5.36%	996,868	13,239	5.28%
FRB and FHLB stock	7,461	127	6.75%	13,835	244	7.02%
Total interest-earning assets	1,256,123	$15,791	4.99%	1,366,105	$16,609	4.84%
Non-interest-earning assets	50,659			48,980
Total assets	$1,306,782			$1,415,085

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$155,121	$422	1.08%	$282,808	$1,740	2.45%
Savings deposits	44,095	50	0.45%	55,198	90	0.65%
Interest checking and other demand deposits	263,972	2,105	3.16%	67,023	107	0.64%
Certificate accounts	282,955	2,786	3.91%	165,483	1,272	3.06%
Total deposits	746,143	5,363	2.85%	570,512	3,209	2.24%
FHLB borrowings	63,016	711	4.48%	209,064	2,588	4.92%
Bank Term Funding Program borrowing	–	–	–%	100,000	1,220	4.85%
Securities sold under agreements to repurchase	76,906	710	3.66%	86,397	819	3.77%
Secured borrowings	30,253	390	5.11%	33,019	443	5.34%
Total borrowings	170,175	1,811	4.22%	428,480	5,070	4.71%
Total interest-bearing liabilities	916,318	$7,174	3.11%	998,992	$8,279	3.30%
Non-interest-bearing liabilities	104,006			131,750
Equity	286,458			284,343
Total liabilities and stockholders’ equity	$1,306,782			$1,415,085

Net interest rate spread (2)		$8,617	1.88%		$8,330	1.54%
Net interest rate margin (3)			2.72%			2.43%
Ratio of interest-earning assets to interest-bearing liabilities			137.08%			136.75%

(1)	Amount includes non-accrual loans.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

	For the Nine Months Ended
	September 30, 2025			September 30, 2024
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Interest-bearing deposits	$34,221	$1,134	4.43%	$102,082	$4,024	5.27%
Securities	195,049	4,069	2.79%	276,892	5,586	2.69%
Loans receivable (1)	995,521	39,360	5.29%	971,685	37,396	5.16%
FRB and FHLB stock	8,694	426	6.55%	13,794	733	7.10%
Total interest-earning assets	1,233,485	$44,989	4.88%	1,364,453	$47,739	4.68%
Non-interest-earning assets	49,799			50,591
Total assets	$1,283,284			$1,415,044

Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Money market deposits	$136,183	$1,015	1.00%	$276,802	$4,805	2.32%
Savings deposits	46,506	179	0.51%	57,272	294	0.69%
Interest checking and other demand deposits	256,952	5,991	3.12%	75,636	418	0.74%
Certificate accounts	259,447	7,256	3.74%	164,718	3,577	2.90%
Total deposits	699,088	14,441	2.76%	574,428	9,094	2.11%
FHLB borrowings	91,585	2,950	4.31%	209,198	7,779	4.97%
Bank Term Funding Program borrowing	–	–	–%	100,000	3,633	4.85%
Securities sold under agreements to repurchase	71,302	1,948	3.65%	80,974	2,169	3.58%
Secured borrowings	30,946	1,233	5.33%	33,019	1,292	5.23%
Total borrowings	193,833	6,131	4.23%	423,191	14,873	4.70%
Total interest-bearing liabilities	892,921	$20,572	3.08%	997,619	$23,967	3.21%
Non-interest-bearing liabilities	104,684			134,455
Equity	285,679			282,970
Total liabilities and stockholders’ equity	$1,283,284			$1,415,044
Net interest rate spread (2)		$24,417	1.80%		$23,772	1.47%
Net interest rate margin (3)			2.65%			2.34%
Ratio of interest-earning assets to interest-bearing liabilities			138.14%			136.77%

(1)	Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs and loan premiums.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

Provision for/Recapture of Credit Losses

For the three months ended September 30, 2025, the Company recorded a provision for credit losses of $679 thousand, compared to a provision for credit losses of $408 thousand for the three months ended September 30, 2024.  The increase in the provision was the result of changes in the required specific allocations of the ACL.

For the nine months ended September 30, 2025, the Company recorded a provision for credit losses of $2.1 million, compared to $1.2 million for the nine months ended September 30, 2024.  The increase in the provision was the result of changes in the required specific allocations of the ACL.

The Company recorded a provision for off-balance sheet loan commitments of $220 thousand and a recapture of provision of $24 thousand for the three months ended September 30, 2025 and 2024, respectively. The Company recorded a provision for off-balance sheet loan commitments of $164 thousand and a recapture of provision of $26 thousand for the nine months ended September 30, 2025 and 2024, respectively.

The ACL increased to $10.3 million as of September 30, 2025, compared to $8.4 million as of December 31, 2024, primarily due to an increase in specific reserves on individually evaluated loans.

The Company had seven non-accrual loans at September 30, 2025 with an unpaid principal balance of $13.5 million.  Credit quality remains strong with non-accrual loans as a percentage of total loans at 1.33% and non-performing assets to total assets of 1.01% despite the increase in non-accrual loans.

Non-interest Expense

Non-interest expense was $31.5 million for the third quarter of 2025, compared to $7.6 million for the third quarter of 2024, representing an increase of $23.9 million, or 315.0%. The increase was primarily due to the $25.9 million goodwill impairment charge recorded during the quarter ended September 30, 2025, partially offset by the $1.6 million operational loss recovery of the wire fraud previously recorded.

Non-interest expense was $49.2 million for the first nine months of 2025, compared to $22.7 million for the first nine months of 2024, representing an increase of $26.6 million, or 117.0%.  The increase was primarily due to the $25.9 million goodwill impairment charge recorded during the nine months ended September 30, 2025, partially offset by the operational loss recovery recorded during the nine months ended September 30, 2025.

Income Taxes

The Company recorded an income tax expense of $736 thousand for the third quarter of 2025, compared to an income tax expense of $206 thousand for the third quarter of 2024.  The increase in income tax expense reflected an increase in pre-tax income of $2.0 million between the two periods, excluding goodwill impairment of $25.9 million, which is not deductible for tax purposes.

The Company recorded an income tax benefit of $54 thousand for the first nine months of 2025, compared to an income tax expense of $291 thousand for the first nine months of 2024.  The decrease in income tax expense reflected a decrease of $950 million in pre-tax income between the two periods, excluding goodwill impairment of $25.9 million, which is not deductible for tax purposes.

Financial Condition

Total Assets

Total assets increased by $682 thousand at September 30, 2025 compared to December 31, 2024, reflecting increases in  securities available-for-sale of $40.1 million, bank owned life insurance of $20.1 million and loans receivable held for investment, net of the ACL, of $13.2 million, all primarily due to purchases, partially offset by decreases in cash and cash equivalents of $41.6 million, goodwill of $25.9 million, as goodwill was considered to be impaired during the quarter, and FHLB stock of $3.6 million.

Securities Available-For-Sale

Securities available-for-sale totaled $244.0 million at September 30, 2025, compared to $203.9 million at December 31, 2024. The $40.1 million increase in securities available-for-sale during the nine months ended September 30, 2025 was primarily due to securities purchases.

The table below presents the carrying amount, weighted average yields and contractual maturities of our securities as of September 30, 2025. The table reflects stated final maturities and does not reflect scheduled principal payments or expected payoffs.

	September 30, 2025
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		More Than Ten Years		Total
	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield
	(Dollars in thousands)
Available‑for‑sale:
Federal agency mortgage‑backed securities	$6	0.46%	$1,800	1.25%	$9,815	1.94%	$90,190	3.89%	$101,811	3.67%
Federal agency CMO	–	–	2,465	4.59%	7,224	3.82%	62,968	5.12%	72,657	4.97%
Federal agency debt	14,727	1.64%	18,476	1.96%	3,015	4.86%	–	–	36,218	2.07%
Municipal bonds	–	–	3,026	1.51%	–	–	1,466	1.73%	4,492	1.58%
U.S. Treasuries	10,937	1.68%	–	–	–	–	–	–	10,937	1.68%
SBA pools	–	–	1,268	2.50%	–	–	6,989	2.39%	8,257	2.40%
Asset-backed securities	–	–	–	–	–	–	9,633	5.21%	9,633	5.21%
Total	$25,670	1.66%	$27,035	2.13%	$20,054	3.06%	$171,246	4.35%	$244,005	3.71%

Loans Receivable Held for Investment

Loans receivable held for investment, net of the ACL, increased by $13.2 million to $1.0 billion at September 30, 2025, compared to $1.0 billion at December 31, 2024.  The increase was primarily due to loan purchases. The Company has recently engaged in purchasing government guaranteed loans to complement organic loan growth.

The following table presents loan categories by maturity for the period indicated. Actual repayments historically have, and will likely in the future, differ significantly from contractual maturities because individual borrowers generally have the right to prepay loans, with or without prepayment penalties.

	September 30, 2025
	One Year or Less	More Than One Year to Five Years	More Than Five Years to 15 Years	More Than 15 Years	Total

	(Dollars in thousands)
Loans receivable held for investment:
Single-family	$2,150	$8,200	$4,227	$6,481	$21,058
Multi-family	16,401	21,364	14,026	551,980	603,771
Commercial real estate	15,002	88,646	33,683	22,186	159,517
Church	2,915	546	5,643	–	9,104
Construction	50,002	33,501	2,073	–	85,576
Commercial - other	29,102	40,303	5,207	48,413	123,025
SBA loans	34	316	9,265	3,243	12,858
Consumer	28	–	–	–	28
	$115,634	$192,876	$74,124	$632,303	$1,014,937

Loans maturities after one year with:
Fixed rates
Single-family		$7,747	$1,542	$–	$9,289
Multi-family		18,392	7,557	–	25,949
Commercial real estate		78,321	26,498	–	104,819
Church		–	–	–	–
Construction		4,193	–	–	4,193
Commercial - other		40,303	4,224	6,157	50,684
SBA loans		–	3,386	–	3,386
Consumer		–	–	–	–
		$148,956	$43,207	$6,157	$198,320

Variable rates
Single-family		$453	$2,685	$6,481	$9,619
Multi-family		2,972	6,469	551,980	561,421
Commercial real estate		10,325	7,185	22,186	39,696
Church		546	5,643	–	6,189
Construction		29,308	2,073	–	31,381
Commercial - other		–	983	42,256	43,239
SBA loans		316	5,879	3,243	9,438
Consumer		–	–	–	–
		$43,920	$30,917	$626,146	$700,983

Total		$192,876	$74,124	$632,303	$899,303

Certain multi-family loans have adjustable-rate features based on the Secured Overnight Financing Rate but are fixed for the first five years. Our experience has shown that these loans typically pay off during the first five years and do not reach the adjustable-rate phase. However, in the current high interest rate environment, we have seen more borrowers maintain their loans instead of paying them off due to interest rate caps which make the adjusted interest rate on their existing loan more desirable than getting a new loan at current interest rates. Multi-family loans in their initial fixed period totaled $431.0 million or 71.4% of our loan portfolio as of September 30, 2025.

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

The Company has a credit portfolio review process designed to detect problem loans. Problem loans are typically those of a substandard or worse internal risk grade, and may consist of loans on non-accrual status, loans that have recently been modified in response to a borrower’s deteriorating financial condition, loans where the likelihood of foreclosure on underlying collateral has increased, collateral dependent loans, and other loans where concern or doubt over the ultimate collectability of all contractual amounts due has become elevated. Such loans may, in the opinion of management, be deemed to no longer possess risk characteristics similar to other loans in the loan portfolio because the specific attributes and risks associated with the loan have likely become unique as the credit quality of the loan deteriorates. As such, these loans may require individual evaluation to determine an appropriate ACL for the loan. When a loan is individually evaluated, the Company typically measures the expected credit loss for the loan based on a discounted cash flow approach, unless the loan has been deemed collateral dependent. The ACL for collateral dependent loans is determined using estimates of the fair value of the underlying collateral, less estimated selling costs.

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

For the three months ended September 30, 2025, the Company recorded a provision for off-balance sheet loan commitments of $220 thousand and a recapture of provision of $24 thousand for the three months ended September 30, 2025 and 2024, respectively. The Company recorded a provision for off-balance sheet loan commitments of $164 thousand and a recapture of provision of $26 thousand for the nine months ended September 30, 2025 and 2024, respectively. The Company had seven non-accrual loans at September 30, 2025 with an unpaid principal balance of $13.5 million.  Credit quality remains strong with non-accrual loans as a percentage of total loans at 1.33% and non-performing assets to total assets of 1.01% despite the increase in non-accrual loans.

Loans delinquent by 30 days or more, but less than 59 days, increased to $1.2 million at September 30, 2025, from $0 at December 31, 2024 and loan delinquencies for 60 days or more, but less than 90 days, decreased to $0 at September 30, 2025, from $270 thousand at December 31, 2024.  Loans past due greater than 90 days was $426 thousand at September 30, 2025, compared to $0 at December 31, 2024.

We believe that the ACL is adequate to cover currently expected losses in the loan portfolio as of September 30, 2025, but there can be no assurance that actual losses will not exceed the estimated amounts. The OCC and the Federal Deposit Insurance Corporation (“FDIC”) periodically review the ACL as an integral part of their examination process. These agencies may require an increase in the ACL based on their judgments of the information available to them at the time of their examinations.

The following table details our allocation of the ACL to the various categories of loans held for investment and the percentage of loans in each category to total loans at the dates indicated:

	September 30, 2025		December 31, 2024		September 30, 2024
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans

	(Dollars in thousands)
Single-family	$129	2.07%	$200	2.39%	$219	2.42%
Multi‑family	6,030	59.49%	4,617	63.50%	4,789	62.79%
Commercial real estate	1,155	15.72%	1,188	16.23%	1,363	17.03%
Church	37	0.90%	54	0.94%	60	0.95%
Construction	2,064	8.43%	1,564	9.10%	1,469	8.93%
Commercial - other	777	12.12%	730	7.73%	824	7.80%
SBA loans	147	1.27%	11	0.11%	84	0.08%
Total allowance for credit losses	$10,339	100.00%	$8,364	100.00%	$8,808	100.00%

Total Liabilities

Total liabilities increased by $24.0 million to $1.1 billion at September 30, 2025 from December 31, 2024, primarily due to an increase of $103.8 million in deposits, partially offset by an $88.0 million decrease in FHLB borrowings.

Deposits

Deposits increased by $103.8 million, or 13.9%, to $849.2 million at September 30, 2025, from $745.4 million at December 31, 2024.  The increase in deposits was attributable to an increase of $72.9 million in certificates of deposit accounts, $26.8 million in liquid deposits (demand, interest checking, and money market accounts), $8.0 million in Insured Cash Sweep (“ICS”) deposits and $4.0 million in Certificate of Deposit Registry Service (“CDARS”) deposits, partially offset by a $7.9 million decrease in savings deposits.  As of September 30, 2025, our uninsured deposits, including deposits from the Bank and other affiliates, represented 36% of our total deposits, compared to 32% as of December 31, 2024.

The following table presents the maturity of time deposits, which includes CDARS, as of the dates indicated:

	Three Months or Less	Three to Six Months	Six Months to One Year	Over One Year	Total
	(In thousands)
September 30, 2025
Time deposits of $250,000 or less	$83,671	$47,925	$62,676	$3,113	$197,385
Time deposits of more than $250,000	43,532	32,538	8,455	7,805	92,330
Total	$127,203	$80,463	$71,131	$10,918	$289,715
Not covered by deposit insurance	$40,282	$29,038	$5,205	$6,555	$81,080
December 31, 2024
Time deposits of $250,000 or less	$46,350	$37,239	$92,028	$4,060	$179,677
Time deposits of more than $250,000	3,149	5,712	16,864	7,437	33,162
Total	$49,499	$42,951	$108,892	$11,497	$212,839
Not covered by deposit insurance	$1,399	$3,212	$12,363	$6,437	$23,411

Borrowings

The Company enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Company may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Company to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated statements of financial condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. These agreements mature on a daily basis. As of September 30, 2025 securities sold under agreements to repurchase totaled $76.1 million at an average rate of 3.70%. The fair value of securities pledged for repurchase agreements totaled $77.7 million as of September 30, 2025. As of December 31, 2024, securities sold under agreements to repurchase totaled $66.6 million at an average rate of 3.62%. The fair value of securities pledged for repurchase agreements totaled $83.3 million as of December 31, 2024.  One relationship accounted for 76% of our balance of securities sold under agreements to repurchase as of September 30, 2025. We expect to maintain this relationship for the foreseeable future.

At September 30, 2025 and December 31, 2024, the Company had outstanding advances from the FHLB totaling $107.5 million and $195.5 million, respectively. The weighted average interest rate was 4.53% and 4.03% as of September 30, 2025 and December 31, 2024, respectively. The weighted average contractual maturity was less than one month as of both September 30, 2025 and December 31, 2024. The advances were collateralized by loans with an unpaid balance of $497.6 million at September 30, 2025 and $521.7 million at December 31, 2024. The Company is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets to the extent the Company provides qualifying collateral and holds sufficient FHLB stock. Based on collateral pledged and FHLB stock held, the Company was eligible to borrow an additional $213.0 million as of September 30, 2025.

The Company will, from time to time, sell a portion of a loan or group of loans to third parties. In some cases, the transferred portion of the loans does not meet the requirements to be treated as sales for accounting purposes. When that occurs, the legally transferred portion of the loan balance remains classified in gross loans receivable held for investment and a secured borrowing is recorded for the proceeds received from the third party institution. As the transferred portion of the loan pays down, the secured borrowings are repaid. The Company has no obligation to make principal or interest payments on the secured borrowings unless and until payments are received from the loan borrowers. The Company has secured borrowings associated with these participation loan transactions of $30.2 million and $31.4 million as of September 30, 2025 and December 31, 2024, respectively. The weighted average interest rate on the secured borrowings was 5.63% and 5.54% at September 30, 2025 and December 31, 2024, respectively.

In addition, the Company had additional lines of credit of $10.0 million with other financial institutions as of September 30, 2025 and December 31, 2024. These lines of credit are unsecured, bear interest at the Federal funds rate as of the date of utilization and mature in 30 days.  There were no amounts outstanding under these lines of credit as of September 30, 2025 or December 31, 2024.

Stockholders’ Equity

Broadway Financial Corporation and subsidiary equity was $261.7 million, or 19.6%, of the Company’s total assets, at September 30, 2025, compared to $285.0 million, or 21.3% of the Company’s total assets, at December 31, 2024.  Book value per share was $12.17 at September 30, 2025 and $14.80 at December 31, 2024. Capital ratios remain strong with a Community Bank Leverage Ratio of 14.56% at September 30, 2025 compared to 13.61% at December 31, 2024.

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

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet our obligations on a timely and cost-effective basis. The Bank’s sources of funds include deposits, advances from the FHLB and other borrowings, proceeds from the sale of loans and investment securities, and payments of principal and interest on loans and investment securities. The Bank is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. Based on FHLB stock held and collateral pledged as of September 30, 2025, the Bank had the ability to borrow an additional $213.0 million from the FHLB of Atlanta. In addition, the Bank had additional lines of credit of $10.0 million with other financial institutions as of September 30, 2025.

The Bank’s primary uses of funds include originations of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and the payment of operating expenses. Also, when the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank invests in federal funds with the Federal Reserve Bank or in money market accounts with other financial institutions. The Bank’s liquid assets at September 30, 2025 consisted of $19.7 million in cash and cash equivalents and $154.2 million in securities available-for-sale that were not pledged, compared to $61.4 million in cash and cash equivalents and $17.6 million in securities available-for-sale that were not pledged at December 31, 2024. Currently, we believe the Bank has sufficient liquidity to support growth over the next twelve months and in the longer term.

The Bank had commitments to fund $25.2 million in loans that were approved but unfunded as of September 30, 2025.  In addition, the bank had $3.1 million in unfunded line of credit loans and $27.4 million in unfunded construction loans as of September 30, 2025.

The Bank has a significant concentration of deposits with five customers that accounted for approximately 23% of its deposits as of September 30, 2025. The Bank also has a significant concentration of short-term borrowings with one customer that accounted for 76% of the outstanding balance of securities sold under agreements to repurchase as of September 30, 2025. The Bank has long-term relationships with these customers and expects to maintain its relationships with them for the foreseeable future.

The Company’s liquidity, separate from the Bank, is based primarily on the proceeds from financing transactions, such as the private placement completed in June of 2022 and previous private placements. The Bank is currently under no prohibition from paying dividends to the Company but is subject to restrictions as to the amount of the dividends based on normal regulatory guidelines.

The Company recorded consolidated net cash outflows from investing activities of $66.0 million during the nine months ended September 30, 2025, compared to net cash outflows from investing activities of $3.3 million during the nine months ended September 30, 2024. Net cash outflows from investing activities for the nine months ended September 30, 2025 were primarily due to  purchases of available-for-sale securities of $117.9 million, purchases of bank owned life insurance of $20.0 million and funding of new loans, net of repayments, of $15.5 million, partially offset by $84.0 million in proceeds from principal paydowns on available-for-sale securities. Net cash outflows from investing activities during the nine months ended September 30, 2024 were primarily due to funding of new loans, net of repayments, of $88.1 million, partially offset by $85.1 million in proceeds from principal paydowns on available-for-sale securities.

The Company recorded consolidated net cash inflows from financing activities of $21.8 million during the nine months ended September 30, 2025, compared to consolidated net cash outflows from financing activities of $9.1 million during the nine months ended September 30, 2024. Net cash inflows from financing activities during the nine months ended September 30, 2025 were primarily due to proceeds of FHLB borrowings of $549.5 million and a net increase in deposits of $103.8 million, partially offset by repayments of FHLB borrowings of $637.5 million. Net cash outflows from financing activities during the nine months ended September 30, 2024 were primarily attributable to proceeds from FHLB borrowings of $178.4 million, partially offset by the repayment of FHLB borrowings of $176.7 million and the repayment of a note of $14.0 million.

Capital Resources and Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of September 30, 2025 and December 31, 2024, the Bank exceeded all capital adequacy requirements to which it is subject and meets the qualifications to be considered “well capitalized.” (See Note 10 – Regulatory Matters.)

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

	Common Equity Capital	Shares Outstanding	Per Share Amount
	(Dollars in thousands)
September 30, 2025:
Common book value	$111,687	9,180,760	$12.17
Less:
Goodwill	–
Net unamortized core deposit intangible	1,539
Tangible book value	$110,148	9,180,760	$12.00

December 31, 2024:
Common book value	$134,973	9,120,363	$14.80
Less:
Goodwill	25,858
Net unamortized core deposit intangible	1,775
Tangible book value	$107,340	9,120,363	$11.77

The Company calculates net income before preferred dividends and goodwill impairment by adding preferred stock dividends and goodwill impairment to net loss available to common shareholders.  Earnings per common share - diluted before preferred dividends and goodwill impairment is calculated by dividing net income before preferred dividends and goodwill impairment by the weighted average common shares outstanding for diluted earnings per common share. The Company considers this information important to shareholders because it illustrates net income and earnings per common share - diluted excluding the impact of preferred dividends and goodwill impairment.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)

Net loss available to common shareholders	$(24,633)	$(234)	$(28,070)	$(199)
Add: Preferred stock dividends	750	750	2,250	817
Add: Goodwill impairment	25,858	-	25,858	-
Net income before preferred dividends and goodwill impairment	$1,975	$516	$38	$618

Weighted average common shares outstanding for diluted earnings per common share	8,617,707	8,520,730	8,581,883	8,386,919
Earnings per common share - diluted before preferred dividends and goodwill impairment	$0.23	$0.06	$0.00	$0.07

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2025 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. Based on the evaluation, management identified material weaknesses related to the Company’s internal control over financial reporting and, as a result, concluded that the Company’s disclosure controls and procedures were ineffective as of September 30, 2025. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management is not aware of any material changes to the risk factors that appeared under “Part I, Item 1A. Risk Factors” in the 2024 Form 10-K and “Part II, Item 1A. Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025, as amended.

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

Date: February 13, 2026	By:	/s/ Brian Argrett
Brian Argrett
Chief Executive Officer

Date: February 13, 2026	By:	/s/ Zack Ibrahim
Zack Ibrahim
Chief Financial Officer