Form 10-K
period 2025-12-31
BROADWAY FINANCIAL CORP \DE\
filed 2026-03-31
CIK 1001171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Aggregate market value of the voting and non‑voting common stock held by non‑affiliates as of June 30, 2025: $54.2 million.

As of March 18, 2026, 6,206,166 shares of the registrant’s Class A voting common stock, 1,425,404 shares of the registrant’s Class B non-voting common stock and 1,672,562 shares of the registrant’s Class C non‑voting common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders, which will be filed no later than April 30, 2026, are incorporated by reference in Part III, Items 10 through 14 of this report.

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

The following factors, among others, could cause future results to differ materially from historical results or from those indicated by forward‑looking statements included in this Form 10‑K: (1) the level of demand for mortgage and commercial loans, which is affected by such external factors as general economic conditions, market interest rate levels, tax laws and the demographics of our lending markets; (2) the direction and magnitude of changes in interest rates and the relationship between market interest rates and the yield on our interest‑earning assets and the cost of our interest‑bearing liabilities; (3) the rate and amount of credit losses incurred and projected to be incurred by us, increases in the amounts of our nonperforming assets, the level of our loss reserves and management’s judgments regarding the collectability of loans; (4) changes in the regulation of lending and deposit operations or other regulatory actions, whether industry-wide or focused on our operations, including increases in capital requirements or directives to increase allowances for credit losses or make other changes in our business operations; (5) legislative or regulatory changes, including those that may be implemented by the current administration in Washington, D.C. and the Federal Reserve Board; (6) possible adverse rulings, judgments, settlements and other outcomes of litigation; (7) actions undertaken by both current and potential new competitors; (8) the possibility of adverse trends in property values or economic trends in the residential and commercial real estate markets in which we compete; (9) the effect of changes in general economic conditions; (10) the effect of geopolitical uncertainties; (11) the impact of health crises on our future financial condition and operations; (12) the impact of any volatility in the banking sector due to the failure of certain banks due to high levels of exposure to liquidity risk, interest rate risk, uninsured deposits and cryptocurrency risk; (13) the loss of our CDFI certification could potentially limit our grant income awards; (14) other risks and uncertainties detailed in this Form 10‑K, including those described in Part I. Item 1A. “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ii

ITEM 1.	BUSINESS

General

Broadway Financial Corporation (the “Company”) was incorporated under Delaware law in 1995 for the purpose of acquiring and holding all of the outstanding capital stock of Broadway Federal Savings and Loan Association as part of the bank’s conversion from a federally chartered mutual savings association to a federally chartered stock savings bank. In connection with the conversion, the bank’s name was changed to Broadway Federal Bank, f.s.b. (“Broadway Federal”). In 1996, the conversion was completed and Broadway Federal became a wholly‑owned subsidiary of the Company.

In 2021, the Company completed its merger (the “Merger”) with CFBanc Corporation (“CFBanc”), with the Company continuing as the surviving entity. Immediately following the Merger, Broadway Federal merged with and into City First Bank of D.C, National Association with City First Bank of D.C., National Association continuing as the surviving entity (combined with Broadway Federal, “City First” or the “Bank”). Concurrently with the Merger, the Bank changed its name to City First Bank, National Association.

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

Available Information

Our internet website address is www.cityfirstbank.com. Our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and all amendments to those reports are available on our website as soon as reasonably practicable after we file such material with, or furnish such material to, the Securities and Exchange Commission (the “SEC”) and can be obtained free of charge by sending a written request to Broadway Financial Corporation, 4601 Wilshire Boulevard, Suite 150, Los Angeles, California 90010 Attention: Audrey Phillips.  The SEC also maintains an internet site that contains reports, proxy and information statements, and other information filed electronically by us with the SEC.

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

Lending Activities

General

Our loan portfolio is comprised primarily of commercial mortgage loans which are secured by multi‑family residential properties, single-family residential properties and commercial real estate, including charter schools, community facilities, and churches. The remainder of the loan portfolio consists of commercial business loans, loans guaranteed by the Small Business Administration (the “SBA”) and construction-to-permanent loans. At December 31, 2025, our net loan portfolio totaled $1.0 billion, or 75.5% of total assets.

We emphasize the origination of adjustable‑rate loans, most of which are hybrid loans (loans having an initial fixed rate period which are initially five years, followed by an adjustable-rate period), for our portfolio of loans held for investment. We originate these loans in order to maintain a high percentage of loans that have provisions for periodic repricing, thereby reducing our exposure to interest rate risk. At December 31, 2025, more than 82% of our loans had adjustable-rate features. However, most of our adjustable-rate loans behave like fixed rate loans for periods of time because the loans may still be in their initial fixed‑rate period or may be subject to interest rate floors.

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

The following table details the composition of our portfolio of loans held for investment by type, dollar amount and percentage of loan portfolio at the dates indicated:

	December 31,
	2025		2024		2023		2022		2021
	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
	(Dollars in thousands)
Single-family	$20,607	2.03%	$24,036	2.39%	$25,184	2.74%	$30,038	3.89%	$45,372	6.96%
Multi‑family	593,187	58.41%	639,156	63.50%	567,481	61.81%	502,141	65.08%	393,704	60.36%
Commercial real estate	162,618	16.01%	163,348	16.23%	127,684	13.91%	114,574	14.85%	93,193	14.29%
Church	9,015	0.89%	9,470	0.94%	12,717	1.39%	15,780	2.04%	22,503	3.45%
Construction	72,979	7.19%	91,600	9.10%	99,060	10.79%	40,703	5.27%	32,072	4.92%
Commercial - other	140,019	13.79%	77,787	7.73%	70,950	7.73%	64,841	8.40%	46,539	7.13%
SBA Loans	17,067	1.68%	1,142	0.11%	14,954	1.63%	3,601	0.47%	18,837	2.89%
Consumer	38	–%	13	–%	13	–%	11	-%	-	–%
Gross loans	1,015,530	100.00%	1,006,552	100.00%	918,043	100.00%	771,689	100.00%	652,220	100.00%
Plus:
Premiums on loans purchased	8,671		-		32		35		58
Deferred loan costs, net	1,858		2,116		1,940		1,723		1,471
Less:
Credit and interest marks on purchased loans, net	95		348		772		1,010		1,842
Unamortized discounts	-		-		1		3		3
Allowance for credit/loan losses	9,424		8,364		7,613		4,388		3,391
Total loans held for investment	$1,016,540		$999,956		$911,629		$768,046		$648,513

The following table presents loan categories by maturity for the period indicated. Actual repayments historically have, and will likely in the future, differ significantly from contractual maturities because individual borrowers generally have the right to prepay loans, with or without prepayment penalties.

	December 31, 2025
	One Year or Less	More Than One Year to Five Years	More Than Five Years to 15 Years	More Than 15 Years	Total

	(Dollars in thousands)
Loans receivable held for investment:
Single-family	$2,129	$8,735	$3,302	$6,441	$20,607
Multi-family	15,245	21,794	13,398	542,750	593,187
Commercial real estate	10,333	98,485	30,863	22,937	162,618
Church	2,886	2,186	3,943	–	9,015
Construction	46,695	22,641	3,643	–	72,979
Commercial - other	22,718	21,116	39,163	57,022	140,019
SBA loans	19	74	9,388	7,586	17,067
Consumer	38	–	–	–	38
	$100,063	$175,031	$103,700	$636,736	$1,015,530

Loans maturities after one year with:
Fixed rates
Single-family		$8,292	$662	$–	$8,954
Multi-family		18,869	7,006	–	25,875
Commercial real estate		74,988	23,724	–	98,712
Church		–	–	–	–
Construction		4,680	–	–	4,680
Commercial - other		20,116	34,180	9,162	63,458
SBA loans		–	3,417	–	3,417
Consumer		–	–	–	–
		$126,945	$68,989	$9,162	$205,096

Variable rates
Single-family		$443	$2,640	$6,441	$9,524
Multi-family		2,925	6,392	542,750	552,067
Commercial real estate		23,497	7,139	22,937	53,573
Church		2,186	3,943	–	6,129
Construction		17,961	3,643	–	21,604
Commercial - other		1,000	4,983	47,860	53,843
SBA loans		74	5,971	7,586	13,631
Consumer		–	–	–	–
		$48,086	$34,711	$627,574	$710,371

Total		$175,031	$103,700	$636,736	$915,467

Multi‑Family and Commercial Real Estate Lending

Our primary lending emphasis has been on the origination of loans secured by multi-family residential properties with five or more units. These multi‑family loans amounted to $593.2 million and $639.2 million at December 31, 2025 and 2024, respectively. Multi‑family loans represented 58.41% of our gross loan portfolio at December 31, 2025 compared to 63.50% of our gross loan portfolio at December 31, 2024. Most of our multi‑family loans amortize over 30 years. As of December 31, 2025, our single largest multi‑family credit had an outstanding balance of $11.2 million, was current, and was collateralized by a 53-unit apartment complex in Downey, California. At December 31, 2025, the average balance of a loan in our multi‑family portfolio was $1.3 million.

Our commercial real estate loans amounted to $162.6 million and $163.3 million at December 31, 2025 and 2024, respectively. Commercial real estate loans represented 16.01% and 16.23% of our gross loan portfolios at December 31, 2025 and 2024, respectively. Most commercial real estate loans are originated with principal repayments on a 25- to 30-year amortization schedule but are due in 5 years or 10 years. As of December 31, 2025, our two largest commercial real estate credits both had an outstanding principal balance of $15.0 million, were current, and were collateralized by a charter school located in Washington, D.C. and an office building located in Washington D.C. At December 31, 2025, the average balance of a loan in our commercial real estate portfolio was $2.9 million.

During the second half of the year ended December 31, 2025, we exited the origination of wholesale lending.

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

Our church loans totaled $9.0 million and $9.5 million at December 31, 2025 and 2024, respectively, which represented 0.89% and 0.94% of our gross loan portfolio at December 31, 2025 and 2024, respectively. Broadway Federal ceased originating church loans in 2010 in Southern California; however, City First originates loans to churches in the Washington, D.C. area as part of its community development mission. As of December 31, 2025, our single largest church loan had an outstanding balance of $2.1 million, was current, and was collateralized by a church building and parcel of land in Baltimore, Maryland. At December 31, 2025, the average balance of a loan in our church loan portfolio was $644 thousand.

Single-Family Mortgage Lending

While we have historically been primarily a multi‑family and commercial real estate lender, we also have purchased or originated loans secured by single-family residential properties, including investor‑owned properties, with maturities of up to 30 years. Single-family loans totaled $20.6 million and $24.0 million at December 31, 2025 and 2024, respectively. Of the single-family residential mortgage loans outstanding at December 31, 2025, more than 47% had adjustable-rate features. We did not purchase any single-family loans during 2025 or 2024. Of the $20.6 million of single-family loans at December 31, 2025, $16.0 million are secured by investor‑owned properties.

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

Construction Lending

Construction loans totaled $73.0 million and $91.6 million at December 31, 2025 and 2024, respectively, and represented 7.19% and 9.10% of our gross loan portfolio at December 31, 2025 and 2024, respectively.  We provide loans for the construction of quality, affordable single-family, multi‑family and commercial real estate projects and for land development. We generally make construction and land loans at variable interest rates based upon the applicable Treasury Index plus a margin. Generally, we require a loan‑to‑value ratio not exceeding 75% and a loan‑to‑cost ratio not exceeding 85% on construction loans.

Construction loans involve risks that are different from those for completed project lending because we advance loan funds based upon the security and estimated value at completion of the project under construction. If the borrower defaults on the loan, we may have to advance additional funds to finance the project’s completion before the project can be sold. Moreover, construction projects are affected by uncertainties inherent in estimating construction costs, potential delays in construction schedules due to supply chain or other issues, market demand and the accuracy of estimates of the value of the completed project considered in the loan approval process. In addition, construction projects can be risky as they transition to completion and lease‑up. Tenants who may have been interested in leasing a unit or apartment may not be able to afford the space when the building is completed or may fail to lease the space for other reasons such as more attractive terms offered by competing lessors, making it difficult for the building to generate enough cash flow for the owner to obtain permanent financing. We specialize in the origination of construction loans for affordable housing developments where rents are subsidized by housing authority agencies. During 2025, we originated $6.8 million of construction loans, compared to $8.9 million of construction loan originations during 2024. As of December 31, 2025, our single largest construction loan had an outstanding balance of $15.7 million.

Commercial Lending

Our commercial lending portfolio consists of loans and lending activities to businesses in our market area that are secured by business assets including inventory, receivables, machinery, and equipment. As of December 31, 2025 and 2024, non-real estate commercial loans totaled $140.0 million and $77.8 million, respectively. Commercial loans represented 13.79% and 7.73% of our loan portfolio as of December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, we originated $16.1 million of commercial loans and purchased $59.1 million of commercial loans at a premium of $7.3 million.  As of December 31, 2025, our single largest commercial loan had an outstanding balance of $15.0 million. At December 31, 2025, the average balance of a loan in our non-real estate commercial loan portfolio was $2.0 million.

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

SBA Guaranteed Loans

City First is an approved SBA lender. We originate loans in Washington, D.C, Maryland, Virginia and California under the SBA’s 7(a), SBA Express, International Trade and 504(a) loan programs, in conformity with SBA underwriting and documentation standards. SBA loans are similar to commercial business loans but have additional credit enhancement provided by the U.S. Federal Government with guarantees between 50-85%. Certain loans classified as SBA are secured by commercial real estate property. All other SBA loans are secured by business assets. During the year ended December 31, 2025, we purchased $18.9 million of SBA loans  at a premium of $1.4 million. As of December 31, 2025 and 2024, SBA loans totaled $17.1 million and $1.1 million, respectively.

Loan Originations, Purchases and Sales

The following table summarizes loan originations, purchases, sales, and principal repayments for the periods indicated:

	2025	2024	2023
	(In thousands)
Gross loans: (1)
Beginning balance	$1,006,552	$918,043	$771,689
Loans originated:
Single-family	–	–	482
Multi‑family	2,535	80,923	84,907
Commercial real estate	20,157	50,847	36,530
SBA Loans	–	800	–
Construction	6,834	8,914	49,123
Commercial	16,063	19,410	22,500
Total loans originated	45,589	160,894	193,542
Loans purchased:
SBA Loans	18,898	–	–
Commercial	59,101	–	–
Total loans purchased	77,999	–	–
Less:
Principal repayments	114,610	72,385	47,188
Ending balance	$1,015,530	$1,006,552	$918,043

(1)	Amount is before deferred origination costs, purchase premiums and discounts, and the allowance for credit losses.

Loan originations are derived from various sources including our loan personnel, local mortgage brokers, and referrals from customers. More than 94% of multi-family loan originations during 2025, 2024 and 2023 were sourced from wholesale loan brokers. All commercial real estate loans, construction loans, commercial loans and SBA loans were derived from our loan personnel, except that we partner with a third-party certified development company to originate and underwrite certain SBA 504 loans. No single-family or consumer loans were originated during the last three years.

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

From time to time, we purchase loans originated by other institutions based upon our investment needs and market opportunities. The determination to purchase specific loans or pools of loans is subject to our underwriting policies, which consider, among other factors, the financial condition of the borrowers, the location of the underlying collateral properties and the appraised value of the collateral properties. During the year ended December 31, 2025, we purchased $78.0 million of loans. We did not purchase any loans during the years ended December 31, 2024 or 2023.

During 2025 and 2024, we did not originate or sell any loans that were classified as held for sale.

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

The following table shows our loan delinquencies by type and amount at the dates indicated:

	December 31, 2025				December 31, 2024				December 31, 2023
	Loans delinquent				Loans delinquent				Loans delinquent
	60-89 Days		90 days or more		60-89 Days		90 days or more		60-89 Days		90 days or more
	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Single-family	–	$–	1	$424	1	$6	–	$–	–	$–	–	$–
Multi- family	–	–	1	2,094	–	–	–	–	1	401	–	–
Commercial - other	1	367	1	261	–	–	–	–	–	–	–	–
SBA loans	–	–	2	222	1	264	–	–	–	–	–	–
Total	1	$367	5	$3,001	2	$270	–	$–	1	$401	–	$–
% of Gross Loans		–%		0.29%		0.03%		–%		0.04%		–%

Non‑Performing Assets

Non‑performing assets (“NPAs”) include non‑accrual loans and real estate owned through foreclosure or deed in lieu of foreclosure (“REO”).  We had five NPAs at December 31, 2025 and one NPA at December 31, 2024.  Non-accrual loans consist of loans with collection status we have deemed as doubtful.

The following table provides information regarding our non‑performing assets at the dates indicated:

	December 31,
	2025	2024	2023	2022	2021
	(Dollars in thousands)
Non‑accrual loans:
Single-family	$424	$–	$–	$–	$–
Multi-family	2,094	–	–	–	–
Church	–	–	–	144	684
Commercial-other	261	–	–	–	–
SBA loans	222	264	–	–	–
Construction	8,168	–	–	–	–
Total non‑accrual loans	11,169	264	–	144	684
Loans delinquent 90 days or more and still accruing	–	–	–	–	–
Real estate owned acquired through foreclosure	–	–	–	–	–
Total non‑performing assets	$11,169	$264	$–	$144	$684
Non‑accrual loans as a percentage of gross loans	1.09%	0.03%	-%	0.02%	0.10%
Non‑performing assets as a percentage of total assets	0.83%	0.02%	-%	0.01%	0.06%

There were no accrual loans that were contractually past due by 90 days or more at December 31, 2025 or 2024. We had no commitments to lend additional funds to borrowers whose loans were on non‑accrual status at December 31, 2025.

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

The following table provides information regarding our criticized loans (Watch and Special Mention) and classified assets (Substandard and Doubtful) at the dates indicated:

	December 31, 2025	December 31, 2024
	(Dollars in thousands)
Watch loans	$141,682	$149,903
Special mention loans	28,471	9,961
Total criticized loans	170,153	159,864
Substandard loans	60,590	68,492
Doubtful loans	2,153	-
Total classified assets	62,743	68,492
Total	$232,896	$228,356

Criticized assets increased to $170.2 million at December 31, 2025, from $159.9 million at December 31, 2024. City First has historically classified all newly originated construction loans as Watch loans until a history of loan performance can be established or until the construction project is complete.

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

The Company’s ACL model also includes adjustments for qualitative factors, where appropriate. Qualitative adjustments may include, but are not limited to, factors such as: (i) changes in lending policies and procedures, including changes in underwriting standards and collections, charge offs, and recovery practices; (ii) changes in international, national, regional, and local conditions; (iii) changes in the nature and volume of the portfolio and terms of loans; (iv) changes in the experience, depth, and ability of lending management; (v) changes in the volume and severity of past due loans and other similar conditions; (vi) changes in the quality of the organization’s loan review system; (vii) changes in the value of underlying collateral for collateral dependent loans; (viii) the existence and effect of any concentrations of credit and changes in the levels of such concentrations; and (ix) the effect of other external factors (i.e., competition, legal and regulatory requirements) on the level of estimated credit losses. These qualitative factors incorporate the concept of reasonable and supportable forecasts.

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

SBA – Subject to Federal legislation that can affect the funding and availability of the program.

We determined that an ACL of $9.4 million, or 0.92% of gross loans held for investment, was appropriate at December 31, 2025, compared to the ACL of $8.4 million, or 0.83% of gross loans held for investment at December 31, 2024.

The Company evaluates loans collectively for purposes of determining the ACL. Collective evaluation is based on aggregating loans deemed to possess similar risk characteristics. In certain instances, the Company may identify loans that it believes no longer possess risk characteristics similar to other loans in the loan portfolio. These loans are typically identified from those that have exhibited deterioration in credit quality, since the specific attributes and risks associated with such loans tend to become unique as the credit deteriorates. Such loans are typically nonperforming, downgraded to substandard or worse, and/or are deemed collateral dependent, where the ultimate repayment of the loan is expected to come from the operation of or eventual sale of the collateral. Loans that are deemed by management to no longer possess risk characteristics similar to other loans in the portfolio, or that have been identified as collateral dependent, are evaluated individually for purposes of determining an appropriate lifetime ACL. The Company uses the remaining life approach, using the loan’s effective interest rate, for determining the ACL on individually evaluated loans, unless the loan is deemed collateral dependent, which requires evaluation based on the estimated fair value of the underlying collateral, less estimated selling costs. The Company may increase or decrease the ACL for collateral dependent loans based on changes in the estimated fair value of the collateral.

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

A federally chartered bank’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OCC. The OCC, in conjunction with the other federal banking agencies, provides guidance for financial institutions on the responsibilities of management for the assessment and establishment of adequate valuation allowances, as well as guidance for banking agency examiners to use in determining the adequacy of valuation allowances. It is required that all institutions have effective systems and controls to identify, monitor and address asset quality problems, analyze all significant factors that affect the collectability of the portfolio in a reasonable manner and establish acceptable allowance evaluation processes that meet the objectives of the guidelines issued by federal regulatory agencies. While we believe that the ACL has been established and maintained at adequate levels, future adjustments may be necessary if economic or other conditions differ materially from the conditions on which we based our estimates at December 31, 2025. In addition, there can be no assurance that the OCC or other regulators, as a result of reviewing our loan portfolio and/or allowance, will not require us to materially increase our ACL, thereby affecting our financial condition and earnings.

The following table details our allocation of the ACL to the various categories of loans held for investment and the percentage of loans in each category to total loans at the dates indicated:

	December 31,
	2025		2024		2023		2022		2021
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)
Single-family	$132	2.03%	$200	2.39%	$264	2.74%	$109	3.89%	$145	6.96%
Multi‑family	4,782	58.41%	4,617	63.50%	4,464	61.81%	3,273	65.08%	2,657	60.36%
Commercial real estate	1,193	16.01%	1,188	16.23%	1,164	13.91%	449	14.85%	236	14.29%
Church	36	0.89%	54	0.94%	72	1.39%	65	2.04%	103	3.45%
Construction	2,039	7.19%	1,564	9.10%	1,009	10.79%	313	5.27%	212	4.92%
Commercial	900	13.79%	730	7.73%	592	7.73%	175	8.40%	23	7.13%
SBA loans	342	1.68%	11	0.11%	48	1.63%	–	0.47%	–	2.89%
Consumer	–	–%	–	–%	-	–%	4	–%	15	–%
Total allowance for credit losses	$9,424	100.00%	$8,364	100.00%	$7,613	100.00%	$4,388	100.00%	$3,391	100.00%

The following table shows the activity in our ACL related to our loans held for investment for the years indicated:

	2025	2024	2023
		(Dollars in thousands)
Allowance balance at beginning of year	$8,364	$7,613	$4,388
Charge‑offs:
Single-family	–	–	–
Multi-family	1,143	–	–
Commercial real estate	–	–	–
Church	–	–	–
Construction	–	–	–
Commercial	–	–	–
SBA Loans	36	–	–
Consumer	–	–	–
Total charge‑offs	1,179	–	–

Recoveries:
Single-family	–	–	–
Multi-family	–	–	109
Commercial real estate	–	–	107
Church	–	–	–
Construction	–	–	–
Commercial	–	–	–
SBA Loans	–	–	–
Consumer	–	–	–
Total recoveries	–	–	216
Impact of CECL adoption	–	–	1,809
Provision for credit losses (2)	2,239	751	1,200
Allowance balance at end of year	$9,424	$8,364	$7,613
Net charge‑offs (recoveries) to average loans	–%	–%	–%
ACL as a percentage of gross loans (1)	0.92%	0.83%	0.83%
ACL as a percentage of total non‑accrual loans	84.38%	3,168.18%	-%
ACL as a percentage of total non‑performing assets	84.38%	3,168.18%	-%

(1)	The ACL as of December 31, 2025 and 2024 does not include any ACL for the remaining balance of loans acquired in the City First Merger, which totaled $5.0 million and $5.3 million, respectively.
(2)
The Company also recorded a recovery of provision for off-balance sheet loan commitments of $53 thousand, $91 thousand and $2 thousand for the years ended December 31, 2025, 2024 and 2023, respectively.

Investment Activities

The main objectives of our investment strategy are to provide a source of liquidity for deposit outflows, repayment of our borrowings and funding loan commitments, and to generate a favorable return on investments without incurring undue interest rate or credit risk. Subject to various restrictions, our investment policy generally permits investments in money market instruments such as federal funds sold, certificates of deposit of insured banks and savings institutions, direct obligations of the U.S. Treasury, securities issued by federal and other government agencies and mortgage‑backed securities, mutual funds, municipal obligations, corporate bonds, and marketable equity securities. Mortgage‑backed securities consist principally of securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association which are backed by 30‑year amortizing hybrid ARM Loans, structured with fixed interest rates for periods of three to seven years, after which time the loans convert to one‑year or six‑month adjustable rate mortgage loans. At December 31, 2025, our securities portfolio, consisting primarily of federal agency debt, mortgage‑backed securities, bonds issued by the United States Treasury and the SBA, and municipal bonds, totaled $256.8 million, or 19.1% of total assets.

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

The Company analyzed available-for-sale investment securities that were in an unrealized loss position and determined the decline in fair value for those securities was not related to credit, but rather related to changes in interest rates and general market conditions. As such, no ACL was recorded for available-for-sale securities as of December 31, 2025.

The following table sets forth the amortized cost and fair value of available-for-sale securities by type as of the dates indicated. At December 31, 2025, our securities portfolio did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its agencies.

	At December 31,
	2025		2024		2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Federal agency mortgage-backed securities	$120,372	$114,430	$62,853	$53,029	$76,091	$66,778
Federal agency collateralized mortgage obligations (“CMO”)	69,742	69,457	21,299	20,058	24,720	23,339
Federal agency debt	29,259	28,413	42,100	40,034	50,893	47,836
Municipal bonds	4,766	4,522	4,800	4,388	4,833	4,373
U.S. Treasuries	4,993	4,987	77,857	77,190	167,055	163,880
SBA pools	9,387	8,275	10,749	9,163	12,386	10,744
Asset-backed securities	9,352	9,269	-	-	-	-
Corporate bonds	17,500	17,482	-	-	-	-
Total	$265,371	$256,835	$219,658	$203,862	$335,978	$316,950

The table below presents the carrying amount, weighted average yields and contractual maturities of our securities as of December 31, 2025. The table reflects stated final maturities and does not reflect scheduled principal payments or expected payoffs.

	At December 31, 2025
	One year or less		More than one year to five years		More than five years to ten years		More than ten years		Total
	Fair Value	Weighted average yield	Fair Value	Weighted average yield	Fair Value	Weighted average yield	Fair Value	Weighted average yield	Fair Value	Weighted average yield
	(Dollars in thousands)
Available‑for‑sale:
Federal agency mortgage‑backed securities	$17	3.01%	$1,906	1.19%	$9,018	1.97%	$103,489	4.00%	$114,430	3.79%
Federal agency CMOs	-	-%	2,420	4.32%	7,045	3.77%	59,992	4.90%	69,457	4.76%
Federal agency debt	6,812	2.39%	18,593	1.91%	3,008	4.47%	-	-%	28,413	2.29%
Municipal bonds	-	-%	3,050	1.50%	-	-%	1,472	1.71%	4,522	1.57%
U.S. Treasuries	4,987	2.72%	-	-%	-	-%	-	-%	4,987	2.72%
SBA pools	-	-%	1,266	2.47%	-	-%	7,009	2.29%	8,275	2.32%
Asset-backed securities	-	-%	-	-%	-	-%	9,269	4.28%	9,269	4.28%
Corporate bonds	-	-%	-	-%	12,470	5.95%	5,012	6.86%	17,482	6.21%
Total	$11,816	2.53%	$27,235	2.05%	$31,541	4.18%	$186,243	4.30%	$256,835	3.96%

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

We participate in a deposit program called the Certificate of Deposit Account Registry Service (“CDARS”). CDARS is a deposit placement service that allows us to place our customers’ funds in FDIC‑insured certificates of deposit at other banks and, at the same time, receive an equal sum of funds from the customers of other banks in the CDARS Network (“CDARS Reciprocal”). These deposits totaled $150.8 million and $145.8 million at December 31, 2025 and 2024, respectively and are not considered to be brokered deposits.

As of December 31, 2025 and 2024, approximately $413.5 million and $268.8 million, respectively, of our total deposits were not insured by FDIC insurance.

The following table presents the maturity of time deposits as of the dates indicated:

	Three Months or Less	Three to Six Months	Six Months to One Year	Over One Year	Total
	(In thousands)
December 31, 2025
Time deposits of $250,000 or less	$65,681	$42,989	$83,129	$2,849	$194,648
Time deposits of more than $250,000	79,939	4,491	18,413	2,243	105,086
Total	$145,620	$47,480	$101,542	$5,092	$299,734
Not covered by deposit insurance	$74,439	$2,491	$14,913	$1,743	$93,586
December 31, 2024
Time deposits of $250,000 or less	$46,350	$37,239	$92,028	$4,060	$179,677
Time deposits of more than $250,000	3,149	5,712	16,864	7,437	33,162
Total	$49,499	$42,951	$108,892	$11,497	$212,839
Not covered by deposit insurance	$1,399	$3,212	$12,363	$6,437	$23,411

The following table details the maturity periods of our certificates of deposit in amounts of $100 thousand or more at December 31, 2025.

	December 31, 2025
	Amount	Weighted Average Rate
	(Dollars in thousands)
Certificates maturing:
Less than three months	$139,911	3.84%
Three to six months	42,219	3.65%
Six to twelve months	92,057	3.36%
Over twelve months	3,616	2.87%
Total	$277,803	3.64%

The following table presents the distribution of our average deposits for the years indicated and the weighted average interest rates during the year for each category of deposits presented.

	For the Years Ended December 31,
	2025			2024			2023
	Average Balance	Percent of Total	Weighted Average Cost of Funds	Average Balance	Percent of Total	Weighted Average Cost of Funds	Average Balance	Percent of Total	Weighted Average Cost of Funds
	(Dollars in thousands)
Money market deposits	$146,793	20.43%	1.00%	$284,263	48.22%	2.44%	$262,827	45.53%	1.62%
Savings deposits	45,235	6.30%	0.48%	55,715	9.45%	0.67%	59,928	10.38%	0.25%
Interest checking and other demand deposits	258,159	35.93%	3.04%	74,302	12.60%	0.74%	100,248	17.37%	0.36%
Certificates of deposit	268,265	37.34%	3.88%	175,275	29.73%	3.04%	154,275	26.72%	1.77%
Total	$718,452	100.00%	2.77%	$589,555	100.00%	2.24%	$577,278	100.00%	1.30%

Borrowings

We utilize short‑term and long‑term advances from the FHLB as an alternative to retail deposits as a funding source for asset growth. FHLB advances are generally secured by mortgage loans and mortgage‑backed securities. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. At December 31, 2025, we had $72.0 million in outstanding FHLB advances and $243.3 million of credit available.

The following table summarizes information concerning our FHLB advances at or for the periods indicated:

	At or For the Years Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
FHLB Advances:
Average balance outstanding during the year	$93,431	$199,893	$177,261
Maximum amount outstanding at any month‑end during the year	$150,750	$209,298	$210,242
Balance outstanding at end of year	$72,000	$195,532	$209,319
Weighted average interest rate at end of year	3.79%	4.03%	4.91%
Average cost of advances during the year	4.28%	4.79%	4.70%
Weighted average maturity (in months)	-	-	2

On December 27, 2023, the Bank borrowed $100.0 million from the Federal Reserve under the Bank Term Funding Program (“BTFP”),   which was paid off in December 2024. The interest rate on this borrowing was fixed at 4.84%.  Investment securities with a book value of $107.3 million and a fair value of $98.3 million were pledged as collateral for this borrowing as of December 31, 2023.

Upon review of loan participation agreements originated by City First Bank and sold to other financial institutions, the Company determined that several of the transfers did not meet the requirements in ASC 860 to be treated as sales for accounting purposes, and therefore should have been recorded as secured borrowing arrangements. The related adjustment to the consolidated statements of financial condition for treating such transferred interests as secured borrowing arrangements as of December 31, 2024 was to increase “Loans Receivable Held for Investment” to reflect the fact that the transfers did not meet the requirements for sale accounting treatment, and to record a “Secured Borrowing” for $31.4 million as a liability. The terms of these loans were modified during the fourth quarter of 2025, at which point sale accounting treatment was applied and the debt was derecognized.

The Bank enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Bank may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Bank to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Bank’s consolidated statements of financial condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. As of December 31, 2025, securities sold under agreements to repurchase totaled $80.8 million at an average rate of 3.66%. These agreements mature on a daily basis. The fair value of securities pledged totaled $83.7 million as of December 31, 2025 and included $67.9 million of federal agency mortgage-backed securities, $9.3 million of federal agency debt, $5.0 million of U.S. Treasuries, and $1.5 million of SBA pools.  As of December 31, 2024, securities sold under agreements to repurchase totaled $66.6 million at an average rate of 3.62%.  The fair value of securities pledged totaled $83.3 million as of December 31, 2024 and included $46.5 million of U.S. Treasuries, $27.1 million of federal agency debt, $5.5 million of federal agency mortgage-backed securities, and $4.2 million of SBA pools.

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

Market Area and Competition

City First is a Community Development Financial Institution (“CDFI”) and a certified B Corp, offering a variety of financial services to meet the needs of the communities it serves. The retail banking network includes full-service banking offices, automated teller machines and internet banking capabilities that are available using our website at www.ciytfirstbank.com. There are three banking offices as of December 31, 2025: two in California (in Los Angeles and in the nearby City of Inglewood) and one in Washington, D.C.

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

Human Capital Management

Human Capital

City First Bank is a unified, commercial Community Development Financial Institution (CDFI) with a mission-driven approach that advances economic, social, and environmental solutions.  Our work is deeply rooted in creating attractive opportunities for the clients and communities we serve, making them stronger, more resilient places to live and work.  We recognize that our employees are our greatest asset. To ensure long-term growth and sustainability, our human capital strategy is centered on attracting, selecting, retaining, and developing top-tier talent whose personal values align with our organization’s mission and principles.

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

Governance & Workforce Overview

Our Board provides strategic oversight of our human capital management to promote alignment with the organization’s long-term objectives. The Human Resources team leads the execution of our talent strategy, workforce planning, employee engagement, and organizational development initiatives.  As of December 31, 2025, we employed 98 full-time employees across our corporate offices, branch locations, and operational facilities. Our primary offices are located in Los Angeles, California, and Washington, D.C., with additional employees working remotely in various locations across the United States.

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

	Actual		Minimum Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2025:
Community Bank Leverage Ratio	$191,336	14.09%	$122,184	9.00%
December 31, 2024:
Community Bank Leverage Ratio	$188,827	13.61%	$124,879	9.00%
At December 31, 2025, the Company and the Bank met all the capital adequacy requirements to which they were subject. In addition, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred that would materially adversely change the Bank’s capital classifications. From time to time, we may need to raise additional capital to support the Bank’s further growth and to maintain the “well capitalized” status.

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

Consistent with the requirements of the Dodd‑Frank Act, the FDIC adopted its most recent DIF restoration plan in September 2020; that plan is designed to enable the FDIC to achieve the statutorily required reserve ratio of 1.35% by September 30, 2028. The FDIC Board has set the designated reserve ratio for each of the years ended December 31, 2025 and 2024 at 2%. The statute provides that in setting the amount of assessments necessary to meet the designated reserve ratio requirement, the FDIC is required to offset the effect of this provision on insured depository institutions with total consolidated assets of less than $10 billion, so that more of the cost of raising the reserve ratio will be borne by institutions with more than $10 billion in assets. Accordingly, the FDIC has provided assessment credits to insured depository institutions, like the Bank, with total consolidated assets of less than $10 billion for the portion of their regular assessments that contribute to growth in the reserve ratio between 1.15% and 1.35%. The FDIC has applied the credits each quarter that the reserve ratio was at least 1.38% to offset the regular deposit insurance assessments of institutions with credits. The Bank did not receive any assessment credits during 2025 or 2024.

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

Loans to One Borrower

The Bank is in compliance with the statutory and regulatory limits applicable to loans to any one borrower. As of December 31, 2025, the lending limit for City First is $28.2 million. At December 31, 2025, our largest loan to a single borrower was $15.7 million; that loan was substandard but performing in accordance with its terms and was otherwise in compliance with regulatory requirements.

Community Reinvestment Act and Fair Lending

The Community Reinvestment Act, as implemented by OCC regulations (“CRA”), requires each national bank to make efforts to meet the credit needs of the communities it serves, including low‑ and moderate‑income neighborhoods. The CRA requires the OCC to assess an institution’s performance in meeting the credit needs of its communities as part of its examination of the institution, and to take such assessments into consideration in reviewing applications for mergers, acquisitions, and other transactions. An unsatisfactory CRA rating may be the basis for denying an application. Community groups have successfully protested applications on CRA grounds. In connection with the assessment of a savings institution’s CRA performance, the OCC assigns ratings of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Company’s CRA performance was rated by the OCC as “outstanding” in their most recent CRA examination which was completed in 2025.

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

ITEM 1A. RISK FACTORS

We are exposed to a variety of risks, some of which are inherent to the financial services industry and others of which are more specific to our businesses. The discussion below addresses material factors, of which we are currently aware, that could have a material and adverse effect on our businesses, results of operations, and financial condition. The disclosures below reflect our beliefs and opinions as to the factors, events, or contingencies that could materially and adversely affect us in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors, events, or contingencies have occurred in the past or their likelihood of occurring in the future. These risk factors and other forward-looking statements that relate to future events, expectations, trends and operating periods involve certain factors that are subject to change, and important risks and uncertainties that could cause actual results or outcomes to differ materially. These risks and uncertainties should not be considered a complete discussion of all the risks and uncertainties that we might face. Although the risks are organized by headings and each risk is discussed separately, many are interrelated.

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
We are subject to substantial governmental supervision and regulation, which are intended primarily for the protection of depositors rather than our stockholders. Statutes and regulations affecting our business may be changed at any time, and the interpretation of existing statutes and regulations by examining authorities may also change. Within the last several years, Congress and the federal bank regulatory authorities have made significant changes to these statutes and regulations. There can be no assurance that such changes to the statutes and regulations or in their interpretation will not adversely affect our business. Moreover, the Bank operates as a Community Development Financial Institution (CDFI) and as a result, we face a complex and evolving regulatory and political landscape, and changes in laws, regulations, initiatives, or regulatory policies could adversely affect our business, financial condition, and results of operations. We are also subject to changes in other federal and state laws, including changes in tax laws, which could materially affect the banking industry. If we fail to comply with federal bank regulations, our regulators may limit our activities or growth, assess civil money penalties against us or place the Bank into conservatorship or receivership. Bank regulations can hinder our ability to compete with financial services companies that are not regulated or are less regulated.

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
Our success will depend in part on its ability to retain the talents and dedication of key employees. If key employees unexpectedly terminate their employment, our business activities may be adversely affected and management’s attention may be diverted from successfully integrating operating our business to hiring suitable replacements, which may cause our business to suffer. In addition, we may not be able to identify or recruit suitable replacements in a timely manner, if at all, for any key employees who leave the Company.

General Risk Factors

Ineffective internal control over financial reporting could affect our ability to record, process, and report financial information accurately, impair our ability to prepare financial statements, negatively affect investor confidence, and cause reputational harm.

Effective internal controls are necessary for the Company to provide reliable and accurate financial reporting and financial statements for external purposes in accordance with generally accepted accounting principles. A failure to maintain effective internal control over financial reporting could lead to violations, unintentional or otherwise, of laws and regulations. As disclosed in the Company’s Form 8-K filed on October 15, 2025, the Company’s management, with oversight of the Audit Committee of the Board of Directors (the “Audit Committee”) of Broadway Financial Corporation, the holding company of City First Bank, National Association, concluded that the Company’s audited consolidated financial statements for the fiscal years ended December 31, 2024 and 2023, and the unaudited interim consolidated financial statements for the quarters ended March 31, 2024, June 30, 2024, September 30, 2024, and March 31, 2025 (collectively, the “Affected Financials”), each as previously filed with the Securities and Exchange Commission (“SEC”), should no longer be relied upon because of an error related to certain loan participation agreements and should therefore be restated. In addition, as a result of the foregoing determination, related press releases, stockholder communications, investor presentations and other communications describing relevant portions of the Affected Financials should no longer be relied upon. In connection with the Affected Financials, the Company’s management identified material weaknesses in the Company’s internal control over financial reporting as of the dates the Affected Financials were originally filed.

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
If we fail to satisfy the continued listing requirements of Nasdaq, such as the $1.00 minimum closing bid price or timely periodic financial reporting requirements, Nasdaq may take steps to delist the Company’s securities. For example, on August 21, 2025, we received a Staff Delisting Determination letter (the “Staff Determination”) from Nasdaq that it had initiated the delisting process with respect to the Company’s securities. Following the filing of the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2025 and September 30, 2025, we received a letter from Nasdaq on February 17, 2026, stating that the Company had regained compliance with Nasdaq continued listing requirements and the matter was closed. Any delisting of the Company’s securities, or threat of such delisting, would have a negative effect on the price of our common stock, impair the ability to sell or purchase our common stock when persons wish to do so, and any delisting materially adversely affect our ability to raise capital or pursue financing or other transactions on acceptable terms, or at all. Delisting from the Nasdaq Capital Market could also have other negative results, including the potential loss of institutional investor interest and fewer business development opportunities. In the event of a delisting, we would attempt to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

The market price of our common stock is volatile. Stockholders may not be able to resell shares of our common stock at times or at prices they find attractive.
The trading price of our common stock has historically and will likely in the future fluctuate significantly as a result of a number of factors, including the following:

●	actual or anticipated changes in our operating results and financial condition;

●	actions by our stockholders, including sales of common stock by substantial stockholders and/or directors and executive officers, or perceptions that such actions may occur;

●	the limited number of shares of our common stock that are held by the general public, commonly called the “public float,” and our small market capitalization;

●	failure to meet stockholder or market expectations regarding loan and deposit volume, revenue, asset quality or earnings;

●	failure to meet Nasdaq listing requirements, including failure to satisfy the $1.00 minimum closing bid price or timely financial reporting requirements;

●	speculation in the press or the investment community relating to the Company or the financial services industry generally;

●	fluctuations in the stock price and operating results of our competitors;

●	proposed or adopted regulatory changes or developments;

●	investigations, proceedings, or litigation that involve or affect us;

●	the performance of the national, California and Washington, D.C. economies and the real estate markets in Southern California and Washington, D.C.;

●	general market conditions and, in particular, developments related to market conditions for the financial services industry;

●	additions or departures of key personnel;

●	changes in financial estimates or publication of research reports and recommendations by financial analysts with respect to our common stock or those of other financial institutions;

●
actions taken by bank regulatory authorities, including required additions to our loan loss reserves or the issuance of cease and desist orders, based on adverse evaluations of our loans and other assets, operating results, or management practices and procedures or other aspects of our business; and

●	the loss of our CDFI certification could potentially limit our grant income awards.

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

If we were to lose CDFI certification at the Bank level or fail to obtain CDFI certification at the holding company level, our ability to obtain certain grants and awards received in the past may be adversely affected.
The Bank is currently certified as a CDFI by the United States Department of the Treasury and is undergoing its periodic recertification, and CDFI certification reinforces the Bank’s primary purpose of serving low income and underserved communities and enhances eligibility for certain grants and awards.  The Bank has received over $6.3 million in grants and awards from the CDFI Fund over the last five years, which has been reinvested in the communities we serve; however, the Bank’s mission driven banking model is not dependent on such grant funding. The Company’s application for CDFI certification is pending, and there can be no assurance that such certification will be approved in a timely manner, if at all. As a holding company, the Company’s operations are conducted solely through the Bank, and holding company certification is related to corporate level requirements rather than separate operating activities. A loss of CDFI certification at the Bank level, a failure of the Bank to successfully recertify, or a failure of the Company to obtain CDFI certification could  have a material adverse effect on our financial condition, results of operations, or business, including potential noncompliance with a shareholder agreement that requires holding company CDFI certification, loss of associated equity capital, default under one or more historical grant or award agreements, adverse impacts to certain depositor or strategic relationships, and the reduction, termination, or clawback of related grant or award funding.

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

Our information technology systems and of our third-party service providers may be vulnerable to unauthorized access, computer viruses, phishing schemes and other security breaches. We likely will expend additional resources to protect against the threat of such cybersecurity incident, or to alleviate problems caused by such cybersecurity incident. However, there can be no assurance that these measures will be sufficient in safeguarding against any such threats. Security breaches and viruses potentially exposing sensitive data, including our proprietary business information and that of our customers, suppliers and business partners, as well as personally identifiable information about our customers and employees, could expose us to claims, regulatory scrutiny, litigation costs and other possible liabilities and reputational harm. Further, there can be no assurance that our insurance coverage will be sufficient to cover any losses that may result from a cybersecurity incident or breach of our systems.

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

Our Director of Information Technology, who reports to the Chief Financial Officer, has over 15 years of experience managing information technology and cybersecurity matters and is experienced in cloud, infrastructure management, business operations, and cybersecurity, and, together with our Information Technology Steering Committee, is responsible for assessing and managing cybersecurity risks. We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework. Since the beginning of the last fiscal year, we have not identified risks from known cybersecurity threats, including those resulting from prior cybersecurity incidents, that have materially affected us, and we face ongoing cybersecurity risks threats that, if realized, are reasonably likely to materially affect us.  Additional information on cybersecurity risks we face is discussed in Part I, Item 1A “Risk Factors.” under the heading “Systems failures, interruptions and cybersecurity breaches in our information technology and telecommunications systems and of third-party service providers could have a material adverse effect on us.”

The Board, as a whole and at the committee level, has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage, and mitigate cybersecurity risks. The Risk and Compliance Committee is a board-level committee designated by our Board to oversee cybersecurity risks. The Risk and Compliance Committee receives updates on cybersecurity matters at least quarterly, and our processes require ad hoc updates within two days of a breach as part of the Company’s cybersecurity risk management strategy designed to protect the information and assets that are critical to our business.  The full Board receives an Annual Report from the Director of Information Technology on the Company’s Information Technology Systems, including cybersecurity risk.

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

Location	Leased or Owned	Original Date Leased or Acquired	Date of Lease Expiration
East Coast Administrative Offices & Branch 1432 U Street NW Washington, D.C. 20009	Owned	2003	–
Employee Parking Lot 14 T Street NW Washington, D.C. 20009	Owned	2018	–
West Coast Administrative Offices/Loan Origination Center 4601 Wilshire Blvd, Suite 150 Los Angeles, CA 90010	Leased	2021	Jan. 2032
Branch Office/Loan Service Center 170 N. Market Street Inglewood, CA 90301	Owned	1996	–
Exposition Park Branch Office 4001 South Figueroa Street Los Angeles, CA 90037	Owned	1996	–

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we are defendants in various litigation matters from time to time. In our opinion, the disposition of any litigation and other legal and regulatory matters currently pending or threatened against us would not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Capital Market under the symbol “BYFC.”

The closing sale price for our common stock on the Nasdaq Capital Market on March 18, 2026 was $7.68 per share. As of March 18, 2026, we had 3,708 registered stockholders. As of March 18, 2026, we had 6,206,166 shares of Class A voting common stock outstanding, 1,425,404 shares of Class B non‑voting common stock outstanding and 1,672,562 shares of Class C non-voting stock outstanding. Our non‑voting common stock (Class B and Class C) is not listed for trading on the Nasdaq Capital Market, but our Class C stock is convertible into our voting common stock in connection with certain sale or other transfer transactions.

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

Unregistered Sales of Equity Securities

None.

Repurchases of Equity Securities

None.

Equity Compensation Plan Information

The following table provides information about the Company’s common stock that may be issued under equity compensation plans as of December 31, 2025.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2008 Long Term Incentive Plan	–	$–	–
2018 Long Term Incentive Plan	12,500	12.96	281,958
Equity compensation plans not approved by security holders:
None	–	–	–
Total	12,500	$12.96	281,958

In March 2025 and May 2024, the Company awarded 23,232 and 19,832 shares of common stock, respectively, to its directors under the Amended and Restated LTIP, which are fully vested. The Company recorded $168 thousand and $96 thousand of compensation expense in the years ended December 31, 2025 and December 31, 2024, respectively, based on the fair value of the stock on the date of the award.

On March 26, 2025 and May 28, 2025, the Company issued a total of 96,478 shares of restricted stock to its officers and employees under the Amended and Restated LTIP, of which 17,048 shares have been forfeited as of December 31, 2025. Each restricted stock award was valued based on the fair value of the stock on the date of the award. These awarded shares of restricted stock fully vest over periods ranging from 36 months to 48 months from their respective dates of grant.  Stock-based compensation is recognized on a straight-line basis over the vesting period. During the year ended December 31, 2025, the Company recorded $114 thousand of stock-based compensation expense related to these restricted stock awards.

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

Overview

Total assets increased by $10.7 million to $1.3 billion at December 31, 2025, compared to $1.3 billion at December 31, 2024, reflecting an increase in securities available-for-sale of $53.0 million, primarily due to purchases, an increase in bank owned life insurance of $20.3 million, due to purchases, and an increase in loans held for investment, net of $16.6 million, primarily due to loan purchases. These increases were partially offset by a decrease in cash and cash equivalents of $50.9 million, primarily due to repayments of borrowings, a $25.9 million goodwill impairment charge recorded in the third quarter of 2025, and a decrease in FHLB stock of $5.2 million.

Total liabilities increased by $32.9 million to $1.1 billion at December 31, 2025 from $1.0 billion at December 31, 2024. The increase in total liabilities during 2025 resulted primarily from an increase in deposits of $172.2 million and a $14.2 million increase in securities sold under agreements to repurchase, partially offset by a $154.9 million decrease in borrowings.

For the year ended December 31, 2025, the Company reported consolidated net loss attributable to common stockholders of $27.8 million after preferred dividends of $3.0 million and goodwill impairment of $25.9 million, compared to net income attributable to common stockholders of $362 thousand for the year ended December 31, 2024 after preferred dividends of $1.6 million. Loss per diluted common share was ($3.23) for the year ended December 31, 2025, compared to $0.04 of earnings per diluted common share for the year ended December 31, 2024. Consolidated net income before preferred dividends and goodwill impairment was $1.1 million, or $0.12 per diluted share, for the year ended December 31, 2025, compared to consolidated net income of $1.9 million, or $0.22 per diluted share, for the year ended December 31, 2024. Diluted loss per common share for the year ended December 31, 2025 reflects preferred dividends of ($0.35) per diluted common share and goodwill impairment of ($3.01) per diluted common share. “Net income before preferred dividends and goodwill impairment” and “Earnings per common share – diluted before preferred dividends and goodwill impairment” are considered to be non-GAAP measures. See “Use of Non-GAAP Financial Measures” section of this Form 10-K for a reconciliation of these amounts to the associated GAAP financial measure.

The $28.2 million decrease in consolidated net income attributable to common stockholders during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily resulted from the goodwill impairment of $25.9 million and an increase in preferred dividends of $1.4 million.

The following table summarizes the return on average assets, the return on average equity and the average equity to average assets ratios for the periods indicated:

	For the Years Ended December 31,
	2025	2024	2023
Return on average assets	(1.90)%	0.14%	0.34%
Return on average equity	(8.85)%	0.69%	1.56%
Average equity to average assets	21.49%	20.10%	22.05%

Comparison of Operating Results for the Years Ended December 31, 2025 and 2024

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

Net Interest Income

For the year ended December 31, 2025, net interest income before provision for credit losses increased by $1.4 million, or 4.3%, to $33.1 million, compared to $31.8 million for the year ended December 31, 2024. The increase resulted from lower interest expense of $4.0 million, partially offset by a decrease in interest income of $2.7 million.

Interest income and fees on loans receivable increased by $2.5 million during the year ended December 31, 2025, compared to the year ended December 31, 2024. This increase was primarily due to a $28.7 million increase in the average balance of loans receivable which increased interest income by $1.5 million. In addition, the average loan yield increased from 5.15% for the year ended December 31, 2024, to 5.26% for the year ended December 31, 2025, which increased interest income by $1.0 million.

Interest income on securities decreased by $622 thousand to $6.4 million for the year ended December 31, 2025, compared to $7.0 million for the year ended December 31, 2024. The decrease in interest income on securities primarily resulted from a decrease of $55.2 million in the average balance of securities, which decreased interest income by $2.4 million. This decrease was partially offset by an increase of 41 basis points in the average interest yield earned on investment securities during 2025, which increased interest income by $1.7 million.

Other interest income decreased by $4.5 million in 2025, compared to the same period in 2024, primarily due to a decrease of $72.8 million in the average balance of interest-earnings deposits, which decreased interest income by $3.3 million during the year ended December 31, 2025, compared to the year ended December 31, 2024, as well as a 96 basis points decrease in the average interest yield earned on interest-earnings deposits, which decreased other income by $837 thousand.

Interest expense on deposits increased by $6.7 million during the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to a $128.9 million increase in the average balance of deposits, which increased interest expense by $4.1 million, as well as an increase of 53 basis points in the average cost of deposits. The average cost of deposits increased to 2.77% for 2025, compared to 2.24% for 2024, which increased interest expense by $2.7 million.

Interest expense on borrowings decreased by $10.8 million to $8.2 million during the year ended December 31, 2025, compared to $19.0 million during the year ended December 31, 2024. The decrease was primarily due to a $108.9 million decrease in the average  outstanding balance of borrowings, which decreased interest expense by $4.9 million, and a decrease in the average balance of outstanding Bank Fund Term Program borrowings of $92.3 million.

The net interest margin increased to 2.64% for the year ended December 31, 2025 from 2.34% for the year ended December 31, 2024, due to an increase in the average yield earned on average interest-earning assets from 4.70% for the year ended December 31, 2024 to 4.88% for the year ended December 31, 2025. In addition, the average cost of funds decreased from 3.23% for the year ended December 31, 2024 to 3.07% for the year ended December 31, 2025.

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

	For the Years Ended December 31,
	2025			2024			2023
(Dollars in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
Assets
Interest-earning assets:
Interest-earning deposits	$29,057	$1,267	4.36%	$101,873	$5,423	5.32%	$14,013	$573	4.09%
Securities	208,058	6,412	3.08%	263,227	7,034	2.67%	322,764	8,697	2.69%
Loans receivable, net (1)	1,009,444	53,049	5.26%	980,745	50,544	5.15%	839,624	38,773	4.62%
FRB and FHLB stock	8,820	554	6.28%	13,363	945	7.07%	11,859	815	6.87%
Total interest-earning assets	1,255,379	$61,282	4.88%	1,359,208	$63,946	4.70%	1,188,260	$48,858	4.11%
Non-interest-earning assets	47,500			51,119			74,138
Total assets	$1,302,879			$1,410,327			$1,262,398
Liabilities and Equity
Interest-bearing liabilities:
Money market deposits	$146,793	$1,468	1.00%	$284,263	$6,929	2.44%	$262,827	$4,269	1.62%
Savings deposits	45,235	217	0.48%	55,715	374	0.67%	59,928	147	0.25%
Interest checking and other demand deposits	258,159	7,841	3.04%	74,302	549	0.74%	100,248	360	0.36%
Certificate accounts	268,265	10,404	3.88%	175,275	5,331	3.04%	154,275	2736	1.77%
Total deposits	718,452	19,930	2.77%	589,555	13,183	2.24%	577,278	7,512	1.30%
Borrowings	124,098	5,547	4.47%	233,035	11,304	4.85%	208,035	9,961	4.79%
BTFP borrowing	-	-	-%	92,308	4,787	5.19%	822.00	40.00	4.87%
Securities sold under agreements to repurchase	72,712	2,658	3.66%	80,181	2,903	3.62%	72,465	1,883	2.60%
Total borrowings	196,810	8,205	4.17%	405,524	18,994	4.68%	281,322	11,884	4.22%
Total interest-bearing liabilities	915,262	$28,135	3.07%	995,079	$32,177	3.23%	858,600	$19,396	2.26%
Non-interest-bearing liabilities	107,588			131,841			125,401
Equity	280,029			283,407			278,397
Total liabilities and equity	$1,302,879			$1,410,327			$1,262,398

Net interest rate spread (2)		$33,147	1.81%		$31,769	1.47%		$29,462	1.85%
Net interest rate margin (3)			2.64%			2.34%			2.48%
Ratio of interest-earning assets to interest-bearing liabilities			137.16%			136.59%			138.40%

(1)	Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs, loan premiums and loans receivable held for sale.
(2)	Net interest rate spread represents the difference between the yield on average interest‑earning assets and the cost of average interest‑bearing liabilities.
(3)	Net interest rate margin represents net interest income as a percentage of average interest‑earning assets.

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

	Year Ended December 31, 2025 Compared to Year Ended December 31, 2024			Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
	Increase (Decrease) in Net Interest Income			Increase (Decrease) in Net Interest Income
	Due to Volume	Due to Rate	Total	Due to Volume	Due to Rate	Total
	(In thousands)
Interest‑earning assets:
Interest‑earning deposits	$(3,319)	$(837)	$(4,156)	$4,627	$223	$4,850
Securities	(2,356)	1,734	(622)	(1,592)	(71)	(1,663)
Loans receivable, net	1,475	1,030	2,505	6,952	4,819	11,771
FRB and FHLB stock	(294)	(97)	(391)	106	24	130
Total interest‑earning assets	(4,494)	1,830	(2,664)	10,093	4,995	15,088
Interest‑bearing liabilities:
Money market deposits	(2,460)	(3,001)	(5,461)	370	2,290	2,660
Savings deposits	(63)	(94)	(157)	(11)	238	227
Interest checking and other demand deposits	3,234	4,058	7,292	(113)	302	189
Certificate accounts	3,338	1,735	5,073	415	2,180	2,595
Total deposits	4,049	2,698	6,747	661	5,010	5,671
Borrowings	(4,930)	(827)	(5,757)	1,191	152	1,343
BTFP borrowing	(2,394)	(2,394)	(4,788)	4,744	3	4,747
Securities sold under agreements to repurchase	(273)	29	(244)	217	803	1,020
Total borrowings	(7,597)	(3,192)	(10,789)	6,152	958	7,110
Total interest‑bearing liabilities	(3,548)	(494)	(4,042)	6,813	5,968	12,781
Change in net interest income	$(946)	$2,324	$1,378	$3,280	$(973)	$2,307

Provision for Credit Losses

During the year ended December 31, 2025, we recorded a provision for credit losses of $2.2 million, compared to a provision for credit losses of $660 thousand during the same period in 2024.  During the year ended December 31, 2025, we recorded loan charge-offs of $1.2 million. No loan charge-offs were recorded during the year ended December 31, 2024. We also recorded a recovery of provision for off-balance sheet loan commitments of $53 thousand and $91 thousand for the years ended December 31, 2025 and 2024, respectively. See “Allowance for Credit Losses” for additional information.

Non‑Interest Income

For the year ended December 31, 2025, non-interest income totaled $1.8 million, compared to $1.6 million for the year-ended December 31, 2024.

Non‑Interest Expense

Non-interest expenses totaled $57.2 million for the year ended December 31, 2025, compared to $29.9 million for the year ended December 31, 2024.  This $27.3 million increase was primarily due to the $25.9 million goodwill impairment and a $1.3 million increase in compensation and benefits expense.

Income Taxes

Income tax expense or benefit is computed by applying the statutory federal income tax rate of 21%. State and local taxes are recorded at the State of California tax rate and Washington, D.C. tax rate, according to the state apportionment calculation as the Bank’s operations are conducted in both California and the Washington, D.C. area. The Company recorded an income tax expense of $338 thousand for the year ended December 31, 2025, representing an effective tax rate of (1.4)%, compared to an income tax expense of $815 thousand for the year ended December 31, 2024, representing an effective tax rate of 29.4%.  The effective tax rate for each year differs from the 21% federal statutory rate due to the impact of state and local taxes as well as various permanent tax differences, vesting of stock-based compensation and other discrete items.

Our deferred tax assets totaled $6.7 million at December 31, 2025 and $8.9 million at December 31, 2024. See Note 1 “Summary of Significant Accounting Policies” and Note 14 “Income Taxes” of the Notes to Consolidated Financial Statements for a further discussion of income taxes and a reconciliation of income tax at the federal statutory tax rate to the actual income tax expense.

Comparison of Financial Condition at December 31, 2025 and 2024

Securities Available-For-Sale

As of December 31, 2025, we had $256.8 million of investment securities classified as available-for-sale, compared to $203.9 million at December 31, 2024. The increase during 2025 was primarily due to purchases of investment securities.

Loans Receivable Held for Investment

Loans receivable held for investment, net of the allowance for credit losses, totaled $1.0 billion at December 31, 2025, compared to $1.0 billion at December 31, 2024. The increase of $16.6 million in loans receivable held for investment during 2025 was primarily due to originations of $45.6 million in new loans. The Bank also purchased $78.0 of loans during the year ended December 31, 2025, which included $59.1 million of other commercial loans and $18.9 million of SBA loans. Loan repayments during 2025 totaled $36.6 million.

During 2024, the Bank originated $160.9 million in new loans, $80.9 million of which were multi-family loans, $50.8 million of which were commercial real estate loans, $19.4 million of which were other commercial loans, $8.9 million of which were construction loans, and $800 thousand of which were SBA loans. Loan repayments during 2024 totaled $72.4 million.

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

Our ACL was $9.4 million or 0.92% of our gross loans receivable held for investment at December 31, 2025 compared to $8.4 million, or 0.83% of our gross loans receivable held for investment at December 31, 2024. The increase was primarily due to an increase in specific reserves on collateral dependent loans.

Our non-performing loans (“NPLs”) consist of delinquent loans that are 90 days or more past due and non-accrual loans. At December 31, 2025, non-performing loans totaled $11.2 million compared to $264 thousand at December 31, 2024. The Bank did not have any REO at December 31, 2025 or 2024. During the years ended December 31, 2025 and 2024, loans of $3.1 million and $5.9 million, respectively, were modified in response to a borrower’s financial difficulty.

We believe the ACL is adequate to cover expected losses in the loan portfolio as of December 31, 2025, but because of uncertainty regarding the future value of the loan portfolio, there can be no assurance that actual losses will not exceed the estimated amounts. In addition, the OCC and the FDIC periodically review the ACL as an integral part of their examination process. These agencies may require an increase in the ACL based on their judgments of the information available to them at the time of their examinations.

See Note 1 “Summary of Significant Accounting Policies” to the Company’s Consolidated Financial Statements for further discussion.

Office Properties and Equipment, Net

Net office properties and equipment decreased by $167 thousand to $8.7 million at December 31, 2025 from $8.9 million as of December 31, 2024. Depreciation expense was $410 thousand and $424 thousand for the years ended December 31, 2025 and 2024, respectively.

Goodwill and Core Deposit Intangible

As a result of the Merger, the Company recorded $25.9 million of goodwill. Goodwill acquired in a business combination is considered to have an indefinite useful life and is not amortized, but is tested for impairment at least annually or more frequently if events or changes in circumstances indicate that impairment may exist. The Company engaged a third-party valuation specialist to perform its annual goodwill impairment test as of September 30, 2025. Based on the quantitative assessment, the fair value of the reporting unit was less than its carrying amount, resulting in a full impairment of goodwill. On October 15, 2025, management, with oversight from the Audit Committee of the Board of Directors, concluded that the Company’s goodwill was fully impaired. Accordingly, the Company recorded a non-cash goodwill impairment charge of $25.9 million for the quarter ended September 30, 2025.

The Company recorded $3.3 million of core deposit intangible asset as a result of the Merger. The core deposit intangible asset is amortized on an accelerated basis reflecting the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. The estimated life of the core deposit intangible is approximately 10 years. During the year ended December 31, 2025, the Company recorded $315 thousand of amortization expense related to the core deposit intangible asset.

The following table outlines the estimated amortization expense related to the core deposit intangible asset during the next five fiscal years and thereafter:

(In thousands)

2026	$304
2027	291
2028	279
2029	267
2030	256
Thereafter	63
$1,460

Deposits

Deposits at December 31, 2025 were $917.6 million compared to $745.4 million at December 31, 2024. The increase in deposits of $172.2 million was primarily caused by increases in money market deposits and certificates of deposit.

Five customer relationships accounted for approximately 28% of our deposit balances at December 31, 2025. We expect to maintain these relationships with these customers for the foreseeable future.

As of December 31, 2025 and 2024, approximately $413.5 million and $268.8 million of our total deposits were not insured by FDIC insurance.

Borrowings

Total borrowings at December 31, 2025 consisted of advances to the Bank from the FHLB of $72.0 million and repurchase agreements of $80.8 million, compared to advances from the FHLB of $195.5 million, repurchase agreements of $66.6, and secured borrowings of $31.4 million at December 31, 2024.

Balances of outstanding FHLB advances decreased to $72.0 million at December 31, 2025, from $195.5 million at December 31, 2024, primarily due to repayments of FHLB advances of $1.1 billion, partially offset by $955.8 million in advances from the FHLB. The weighted average rate on FHLB advances was 3.79% at December 31, 2025, compared to 4.03% at December 31, 2024.

The Bank enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Bank may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Bank to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Bank’s consolidated statements of financial condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. As of December 31, 2025, securities sold under agreements to repurchase totaled $80.8 million at an average rate of 3.66%. These agreements mature on a daily basis. The fair value of securities pledged totaled $83.7 million as of December 31, 2025. As of December 31, 2024, securities sold under agreements to repurchase totaled $66.6 million at an average rate of 3.62%.

One customer relationship accounted for 91% of our balance of securities sold under agreements to repurchase. We expect to maintain this relationship for the foreseeable future.

Equity

Equity was $262.8 million, or 19.6% of the Company’s total assets, at December 31, 2025, compared to $285.0 million, or 21.4% of the Company’s total assets, at December 31, 2024.

Use of Non-GAAP Financial Measures

Management uses non-GAAP measures because they provide information to investors about the underlying operational performance and trends of the Company. These disclosures should not be considered in isolation or as a substitute for results determined in accordance with GAAP and are not necessarily comparable to non-GAAP performance measures which may be presented by other bank holding companies. Management compensates for these limitations by providing detailed reconciliations between GAAP information and the non-GAAP financial measures. The tables below reconcile the GAAP financial measures to the associated non-GAAP financial measures.

The Company’s book value per common share was $12.28 at December 31, 2025, and its tangible book value per common share was $12.12 at December 31, 2025. Tangible book value per common share is a non-GAAP measurement that excludes goodwill and the net unamortized core deposit intangible asset, which were both originally recorded in connection with the CFBanc merger. The Company uses this non-GAAP financial measure to provide supplemental information regarding the Company’s financial condition and operational performance. A reconciliation between common book value and tangible book value per common share is shown as follows:

	Common Equity Capital	Shares Outstanding	Per Share Amount
December 31, 2025	(Dollars in thousands)
Common book value	$112,751	9,180,498	$12.28
Less:
Goodwill	-
Net unamortized core deposit intangible	1,460

Tangible book value	$111,291	9,180,498	$12.12

	Common Equity Capital	Shares Outstanding	Per Share Amount
December 31, 2024	(Dollars in thousands)
Common book value	$134,973	9,120,363	$14.80
Less:
Goodwill	25,858
Net unamortized core deposit intangible	1,775

Tangible book value	$107,340	9,120,363	$11.77

The Company calculates net income before preferred dividends and goodwill impairment by adding preferred stock dividends and goodwill impairment to net (loss) income available to common shareholders.  Earnings per common share - diluted before preferred dividends and goodwill impairment is calculated by dividing net income before preferred dividends and goodwill impairment by the weighted average common shares outstanding for diluted earnings per common share. The Company considers this information important to shareholders because it illustrates net income and earnings per common share - diluted excluding the impact of preferred dividends and goodwill impairment.

	For the Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Net (loss) income available to common shareholders	$(27,795)	$362
Add: Preferred stock dividends - ECIP	3,000	1,567
Add: Goodwill impairment	25,858	-
Net income before preferred dividends and goodwill impairment	$1,063	$1,929

Weighted average common shares outstanding for diluted earnings per common share	8,595,254	8,638,660
Earnings per common share - diluted before preferred dividends and goodwill impairment	$0.12	$0.22

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

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet our obligations on a timely and cost-effective basis. The Bank’s sources of funds include deposits, advances from the FHLB, other borrowings, proceeds from the sale of loans and investment securities, and payments of principal and interest on loans and investment securities. The Bank is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. At December 31, 2025, the Bank had $243.3 million of credit available. In addition, the Bank had additional lines of credit of $10.0 million with other financial institutions as of that date.

The Bank has a significant concentration of deposits with five long‑time customers that accounted for approximately 28% of its deposits as of December 31, 2025. In addition, the Bank has a significant concentration of short-term borrowings from one customer that accounted for 91% of out the outstanding balance of securities sold under agreements to repurchase as of December 31, 2025. The Bank expects to maintain these relationships with the customers for the foreseeable future.

As of December 31, 2025, approximately $413.5 million of our total deposits (including deposits from affiliates) were not insured by FDIC insurance, which represented 41% of total deposits.

The Bank’s primary uses of funds include withdrawals of and interest payments on deposits, originations of loans, purchases of investment securities, and the payment of operating expenses. Also, when the Bank has more funds than required for reserve requirements or short‑term liquidity needs, the Bank invests excess cash with the Federal Reserve Bank or other financial institutions. The Bank’s liquid assets at December 31, 2025 consisted of $10.5 million in cash and cash equivalents and $161.1 million in securities available‑for‑sale that were not pledged, compared to $61.4 million in cash and cash equivalents and $17.6 million in securities available‑for‑sale that were not pledged at December 31, 2024. We believe that the Bank has sufficient liquidity to support growth over the foreseeable future.

The Company’s liquidity, separate from the Bank, is based primarily on the proceeds from financing transactions, such as the preferred stock sold to the U.S. Treasury in 2022 and the private placements completed in December 2016 and April 2021, and dividends received from the Bank in 2024 and 2025.

The Company recorded consolidated net cash inflows from operating activities of $230 thousand and $1.4 million during the years ended December 31, 2025 and 2024, respectively. Net cash inflows from operating activities during 2025 were primarily attributable to the addback of the goodwill impairment of $25.9 million, which more than offset the net loss of $24.8 million. Net cash inflows from operating activities during 2024 were primarily attributable to net income of $2.0 million, a $1.4 million decrease in other assets and a $641 thousand net change in deferred loan origination costs, partially offset by a $3.1 million net decrease in accrued expenses and other liabilities.

The Company recorded consolidated net cash outflows from investing activities of $79.4 million and inflows from investing activities of $28.3 million during the years ended December 31, 2025 and 2024, respectively. Net cash outflows from investing activities during 2025 were primarily attributable to $150.5 million of purchases of available-for-sale securities, $20.0 million of bank owned life insurance purchases, and $19.0 million of net loan originations, partially offset by $105.1 million of principal payments and maturities of available-for-sale securities.  Net cash inflows from investing activities during 2024 were primarily attributable to $117.1 of principal payments and maturities on available-for-sale securities, partially offset by  $89.2 million of net loan originations.

The Company recorded consolidated net cash inflows from financing activities of $28.3 million and outflows from financing activities of $73.5 million during the years ended December 31, 2025 and 2024, respectively. Net cash inflows from financing activities during 2025 were primarily attributable to $955.8 million of proceeds from FHLB advances and a $172.2 million increase in deposits, partially offset by $1.1 billion of FHLB repayments and $31.4 million of repayments of other borrowings. Net cash outflows from financing activities during 2024 were primarily attributable to $352.8 million of FHLB repayments, $100.0 million of BTFP repayments, and $14.0 million notes payable repayments, partially offset by $339.0 million of proceeds from FHLB advances and a $62.8 million net increase in deposits.

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

In addition to our lending commitments, we have contractual obligations related to operating lease commitments. Operating lease commitments are obligations under various non‑cancellable operating leases on buildings and land used for office space and banking purposes. The following table details our contractual obligations at December 31, 2025.

	Less Than One Year	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years	Total
	(Dollars in thousands)
Certificates of deposit	$294,642	$4,994	$98	$–	$299,734
FHLB advances	72,000	–	–	–	72,000
Commitments to originate loans	2,095	–	–	–	2,095
Commitments to fund construction loans	19,253	–	–	–	19,253
Commitments to fund unused lines of credit	3,050	–	–	–	3,050
Operating lease obligations	249	542	542	293	1,626
Total contractual obligations	$391,289	$5,536	$640	$293	$397,758

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

The Company engaged a third-party valuation specialist to perform its annual goodwill impairment test as of September 30, 2025. Based on the quantitative assessment, the fair value of the reporting unit was less than its carrying amount, resulting in a full impairment of goodwill. On October 15, 2025, management, with oversight from the Audit Committee of the Board of Directors, concluded that the Company’s goodwill was fully impaired. Accordingly, the Company recorded a non-cash goodwill impairment charge of $25.9 million for the quarter ended September 30, 2025. See Note 7 to the Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” for further information.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, an evaluation was performed under the supervision of the Company’s Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2025 due to material weaknesses in the Company’s internal control over financial reporting, as further described below.

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

With the participation of the Company’s PEO and PFO, management has conducted an evaluation of the effectiveness of the Company’s system of internal control over financial reporting. Based on this evaluation, management determined that the Company’s system of internal control over financial reporting was not effective as of December 31, 2025, due to the material weaknesses described below.

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

Remediation Plan for Material Weaknesses

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

Remediation of Previously Identified Material Weakness

Management has concluded that the material weakness in internal control over financial reporting related to the accounting for loan participations initially described in Part II, Item 9A “Controls and Procedures,” of our Annual Report on Form 10-K/A for the Year Ended December 31, 2024 (the “2024 Form 10-K/A”) has been remediated as of December 31, 2025. The Company has implemented additional control procedures, including redesigning and enhancing control activities related to preparation and review of existing and new loan participation agreements. Management has evaluated these enhanced controls and has concluded they were designed and implemented and are operating effectively.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this Item 10 is incorporated herein by reference to the definitive Proxy Statement, under the captions “Election of Directors,” “Executive Officers,” “Code of Ethics,” “Insider Trading Policy” and, if applicable, “Delinquent Section 16(a) Reports,” that will be filed with the SEC in connection with the Company’s 2026 Annual Meeting of Stockholders (the “Company’s Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the Company’s Proxy Statement, under the captions “Executive Compensation” and “Director Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the Company’s Proxy Statement, under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the Company’s Proxy Statement, under the captions “Certain Relationships and Related Transactions” and “Election of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the Company’s Proxy Statement, under the caption “Ratification on An Advisory (Non-Binding) Basis of the Appointment of Independent Registered Public Accounting Firm.”

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
3.6
ECIP Securities Purchase Option Agreement, dated January 14, 2025, by and between Broadway Financial Corporation and the United States Department of the Treasury (Exhibit 3.6 to Form 10-K/A filed by Registrant on December 23, 2025)

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

10.26	Letter Agreement and Securities Purchase Agreement, dated June 7, 2022 (Exhibit 10.1 to Form 8-K filed by Registrant on June 8, 2022)
19.1	Insider Trading Policy (Exhibit 19.1 to Form 10-K filed by Registrant on March 31, 2025)
21.1	List of Subsidiaries
23.1	Consent of Crowe LLP
23.2	Consent of Baker Tilly US, LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
97.1	Compensation Clawback Policy (Exhibit 97.1 to Form 10S-K filed by Registrant on May 20, 2024)

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL (included as Exhibit 101).

**	Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADWAY FINANCIAL CORPORATION

By:	/s/ BRIAN ARGRETT
Brian Argrett
Chief Executive Officer
Date:	March 31, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ BRIAN ARGRETT	Date: March 31, 2026
Brian Argrett
Chief Executive Officer and President
(Principal Executive Officer) Chairman of the Board

/s/ ZACK IBRAHIM	Date: March 31, 2026
Zack Ibrahim
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ WAYNE-KENT A. BRADSHAW	Date: March 31, 2026
Wayne-Kent A. Bradshaw
Vice Chairman of the Board

/s/ MARIE C. JOHNS	Date: March 31, 2026
Marie C. Johns
Lead Independent Director

/s/ MARY M. HENTGES	Date: March 31, 2026
Mary M. Hentges
Audit Committee Chairman

/s/ ROBERT C. DAVIDSON, JR.	Date: March 31, 2026
Robert C. Davidson, Jr.
Director

/s/ MARY ANN DONOVAN	Date: March 31, 2026
Mary Ann Donovan
Director

/s/ DAVID J. MCGRADY	Date: March 31, 2026
David J. McGrady
Director

/s/ DUTCH C. ROSS III	Date: March 31, 2026
Dutch C. Ross III
Director

/s/ JOHN M. DRIVER	Date: March 31, 2026
John M. Driver
Director

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Index to Consolidated Financial Statements

Years ended December 31, 2025 and 2024

Report of Independent Registered Public Accounting Firm (PCAOB ID #173)	F‑1

Report of Independent Registered Public Accounting Firm (PCAOB ID #23)	F‑2

Consolidated Statements of Financial Condition	F‑3

Consolidated Statements of Operations and Comprehensive Income	F‑4

Consolidated Statements of Changes in Equity	F‑5

Consolidated Statements of Cash Flows	F‑6

Notes to Consolidated Financial Statements	F‑7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Broadway Financial Corporation
Los Angeles, California

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of Broadway Financial Corporation (the "Company") as of December 31, 2025, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Qualitative Adjustments

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s accounting for the allowance for credit losses on loans requires the Company to recognize estimates for lifetime losses on loans at the time of origination or acquisition. The recognition of losses at origination or acquisition represents the Company’s best estimate of the lifetime expected credit loss associated with a loan. Estimating expected credit losses requires management to use relevant forward-looking information, including the use of reasonable and supportable forecasts. As of December 31, 2025, the balance of the allowance for credit losses (“ACL”) was $9.4 million.

The Company uses the weighted-average remaining maturity method when determining estimates for the ACL for each of its portfolio segments. The Company then estimates a loss rate for each pool using both its own historical loss experience and the historical losses of a group of peer institutions. Since historical information may not always, by itself, provide a sufficient basis for determining future expected credit losses, the Company considers the need for qualitative adjustments. Qualitative adjustments may include, but are not limited to factors such as: (i) changes in lending policies and procedures, including changes in underwriting standards and collections, charge offs and recovery practices; (ii) changes in international, national, regional and local conditions; (iii) changes in the nature and volume of the portfolio and terms of loans; (iv) changes in the experience, depth and ability of lending management; (v) changes in the volume and severity of past due loans and other similar conditions; (vi) changes in the quality of the organization’s loan review system; (vii) changes in the value of underlying collateral for collateral dependent loans; (viii) the existence and effect of any concentrations of credit and changes in the levels of such concentrations; and (ix) the effect of other external factors on the level of estimated credit losses.

We identified the auditing of the qualitative adjustments used in the allowance for credit losses-loans as a critical audit matter due the significant judgment required by management to develop the qualitative adjustments, which required significant audit effort and a high degree of auditor judgment to evaluate the qualitative adjustments given the volume and nature of inputs.

To address the matter, we performed the following substantive audit procedures related to the qualitative adjustments including:

•	Evaluated the methodology used for the qualitative adjustments;

•	Tested the completeness and accuracy of data used in the calculation of qualitative adjustments;

•	Evaluated the reasonableness of management’s application of qualitative adjustments and resulting allocation to the ACL; and

•	Evaluated the relevance and reliability of external data sources used in the assessment of qualitative adjustments.

/s/ Crowe LLP

We have served as the Company's auditor since 2025.

Washington, District of Columbia
March 31, 2026

 Report of Independent Registered Public Accounting Firm

The Shareholders and the Board of Directors
Broadway Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Broadway Financial Corporation and subsidiary (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively, referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024, and the consolidated results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Baker Tilly US, LLP

Spokane, Washington
March 31, 2025, except for the previously disclosed restatement to the 2024 consolidated financial statements, as to which
the date is December 23, 2025.
We served as the Company’s auditor from 2014 to 2025.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Financial Condition

	December 31, 2025	December 31, 2024
	(In thousands, except share and per share)
Assets:
Cash and due from banks	$1,676	$2,255
Interest-bearing deposits in other banks	8,831	59,110
Cash and cash equivalents	10,507	61,365
Securities available-for-sale, at fair value (amortized cost of $265,371 and $219,658)	256,835	203,862
Loans receivable held for investment, net of allowance of $9,424 and $8,364	1,016,540	999,956
Accrued interest receivable	5,999	5,001
Federal Home Loan Bank (FHLB) stock	4,417	9,637
Federal Reserve Bank (FRB) stock	3,543	3,543
Office properties and equipment, net	8,732	8,899
Bank owned life insurance	23,663	3,321
Deferred tax assets, net	6,711	8,880
Core deposit intangible, net	1,460	1,775
Goodwill	–	25,858
Other assets	7,162	2,786
Total assets	$1,345,569	$1,334,883
Liabilities and equity
Liabilities:
Deposits	$917,603	$745,399
Securities sold under agreements to repurchase	80,773	66,610
Borrowings	72,000	226,888
Accrued expenses and other liabilities	12,236	10,794
Total liabilities	1,082,612	1,049,691
Stockholders’ equity:
Non-Cumulative Redeemable Perpetual Preferred stock, Series C; authorized 150,000 shares at December 31, 2025 and December 31, 2024; issued and outstanding 150,000 shares at December 31, 2025 and December 31, 2024; liquidation value $1,000 per share	150,000	150,000
Common stock, Class A, $0.01 par value, voting; authorized 75,000,000 shares at December 31, 2025 and December 31, 2024; issued 6,409,760 shares at December 31, 2025 and 6,349,455 shares at December 31, 2024; outstanding 6,082,532 shares at December 31, 2025 and 6,022,227 shares at December 31, 2024	64	63
Common stock, Class B, $0.01 par value, non-voting; authorized 15,000,000 shares at December 31, 2025 and December 31, 2024; issued and outstanding 1,425,404 shares at December 31, 2025 and issued and outstanding 1,425,574 shares at December 31, 2024	14	14
Common stock, Class C, $0.01 par value, non-voting; authorized 25,000,000 shares at December 31, 2025 and December 31, 2024; issued and outstanding 1,672,562 at December 31, 2025 and December 31, 2024	17	17
Additional paid-in capital	143,194	142,902
(Accumulated deficit) retained earnings	(15,238)	12,727
Unearned Employee Stock Ownership Plan (ESOP) shares	(3,869)	(4,201)
Accumulated other comprehensive loss, net of tax	(6,105)	(11,223)
Treasury stock-at cost, 327,228 shares at December 31, 2025 and at December 31, 2024	(5,326)	(5,326)
Total Broadway Financial Corporation and Subsidiary stockholders’ equity	262,751	284,973
Non-controlling interest	206	219
Total liabilities and equity	$1,345,569	$1,334,883

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations and Comprehensive Income

	Years Ended December 31,
	2025	2024
	(In thousands, except per share)
Interest income:
Interest and fees on loans receivable	$53,049	$50,544
Interest on available-for-sale securities	6,412	7,034
Other interest income	1,821	6,368
Total interest income	61,282	63,946
Interest expense:
Interest on deposits	19,930	13,183
Interest on borrowings	8,205	18,994
Total interest expense	28,135	32,177
Net interest income	33,147	31,769
Provision for credit losses	2,186	660
Net interest income after provision for credit losses	30,961	31,109
Non-interest income:
Service charges	184	155
Grants	275	280
Other	1,293	1,119
Total non-interest income	1,752	1,554
Non-interest expense:
Compensation and benefits	18,838	17,562
Occupancy expense	2,037	1,858
Information services	3,011	2,763
Professional services	3,008	3,449
Supervisory costs	687	785
Corporate insurance	271	234
Amortization of core deposit intangible	315	336
Operational loss	100	–
Goodwill impairment	25,858	–
Other	3,058	2,907
Total non-interest expense	57,183	29,894
(Loss) Income before income taxes	(24,470)	2,769
Income tax expense	338	815
Net (loss) income	$(24,808)	$1,954
Less: Net (loss) income attributable to non-controlling interest	(13)	25
Net (loss) income attributable to Broadway Financial Corporation	$(24,795)	$1,929
Less: Preferred stock dividends	3,000	1,567
Net (loss) income attributable to common stockholders	$(27,795)	$362
Other comprehensive (loss) income, net of tax:
Unrealized gains on securities available-for-sale arising during the period	$7,260	$3,232
Income tax effect	2,142	930
Other comprehensive income, net of tax	5,118	2,302
Comprehensive (loss) income	$(22,677)	$2,664
(Loss) Earnings per common share-basic	$(3.23)	$0.04
(Loss) Earnings per common share-diluted	$(3.23)	$0.04

See accompanying notes to consolidated financial statements

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Equity
(In thousands, except share and per share)

	Preferred Stock Non-Voting	Common Stock Voting	Common Stock Non-Voting	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Unearned ESOP Shares	Treasury Stock	Non- Controlling Interest	Total Equity
Balance at December 31, 2023	$150,000	$62	$31	$142,601	$(13,525)	$12,365	$(4,492)	$(5,326)	$194	$281,910
Net income	–	–	–	–	–	1,929	–	–	25	1,954
Release of unearned ESOP shares	–	1	–	(104)	–	–	291	–	–	188
Stock-based compensation expense	–	–	–	309	–	–	–	–	–	309
Director stock compensation expense	–	–	–	96	–	–	–	–	–	96
Dividends declared and paid - Emergency Capital Investment Program (“ECIP”)	–	–	–	–	–	(1,567)	–	–	–	(1,567)
Other comprehensive income, net of tax	–	–	–	–	2,302	–	–	–	–	2,302
Balance at December 31, 2024	150,000	63	31	142,902	(11,223)	12,727	(4,201)	(5,326)	219	285,192
Net loss	–	–	–	–	–	(24,795)	–	–	(13)	(24,808)
Release of unearned ESOP shares	–	–	–	(183)	–	–	332	–	–	149
Stock-based compensation expense	–	1	–	307	–	–	–	–	–	308
Director stock compensation expense	–	–	–	168	–	–	–	–	–	168
Dividends declared and paid - ECIP	–	–	–	–	–	(3,000)	–	–	–	(3,000)
City First Bank Fund Manager II Distribution	–	–	–	–	–	(170)	–	–	–	(170)
Other comprehensive income, net of tax	–	–	–	–	5,118	–	–	–	–	5,118
Balance at December 31, 2025	$150,000	$64	$31	$143,194	$(6,105)	$(15,238)	$(3,869)	$(5,326)	$206	$262,957

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Years Ended December 31
	2025	2024
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(24,808)	$1,954
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,186	660
Depreciation and amortization	410	424
Net change of deferred loan origination costs	531	641
Net accretion of premiums and discounts on available-for-sale securities	(387)	(807)
Accretion of purchase accounting marks on loans	(253)	(424)
Amortization of core deposit intangible	315	336
Director compensation expense-common stock	168	96
Accretion of premium on FHLB advances	–	(9)
Stock-based compensation expense	308	309
ESOP compensation expense	149	188
Earnings on bank owned life insurance	(342)	(46)
Goodwill impairment	25,858	–
Net change in assets and liabilities:
Deferred tax assets	27	(194)
Accrued interest receivable	(998)	(63)
Other assets	(4,376)	1,412
Accrued expenses and other liabilities	1,442	(3,084)
Net cash provided by operating activities	230	1,393
Cash flows from investing activities:
Net change in loans receivable held for investment	(19,048)	(89,204)
Principal payments and maturities of available-for-sale securities	105,142	117,127
Purchases of available-for-sale securities	(150,468)	–
Purchase of FHLB stock	(16,081)	(13,654)
Proceeds from redemption of FHLB stock	21,301	14,173
Purchases of bank owned life insurance	(20,000)	–
Purchase of office properties and equipment	(243)	(138)
Net cash (used in) provided by investing activities	(79,397)	28,304
Cash flows from financing activities:
Net change in deposits	172,204	62,764
Net change in securities sold under agreements to repurchase	14,163	(6,865)
Repayments of Bank Term Funding Program borrowing	–	(100,000)
City First Bank Fund Manager II distribution	(170)	–
Repayment of notes payable	–	(14,000)
Dividends paid on ECIP preferred stock	(3,000)	(1,567)
Proceeds from other borrowings	–	2,508
Repayments of other borrowings	(31,356)	(2,589)
Proceeds from FHLB advances	955,750	339,000
Repayments of FHLB advances	(1,079,282)	(352,778)
Net cash provided by (used in) financing activities	28,309	(73,527)
Net change in cash and cash equivalents	(50,858)	(43,830)
Cash and cash equivalents at beginning of the period	61,365	105,195
Cash and cash equivalents at end of the period	$10,507	$61,365
Supplemental disclosures of cash flow information:
Cash paid for interest	27,851	30,628
Cash paid for income taxes	325	416

See accompanying notes to consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 1 – Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation

Broadway Financial Corporation (the “Company”) was incorporated under Delaware law in 1995 for the purpose of acquiring and holding all of the outstanding capital stock of Broadway Federal Savings and Loan Association as part of the bank’s conversion from a federally chartered mutual savings association to a federally chartered stock savings bank. In connection with the conversion, the bank’s name was changed to Broadway Federal Bank, f.s.b. (“Broadway Federal”). In 1996, the conversion was completed, and Broadway Federal became a wholly‑owned subsidiary of the Company.

In 2021, the Company completed its merger with CFBanc Corporation, with the Company continuing as the surviving entity. Immediately following the CFBanc Merger, Broadway Federal merged with and into City First Bank of D.C, National Association with City First Bank of D.C., National Association (the “Bank”) continuing as the surviving entity (combined with Broadway Federal). Concurrently with the Merger, the Bank changed its name to City First Bank, National Association.

The Bank’s business is that of a financial intermediary and consists primarily of attracting deposits from the general public and using such deposits, together with borrowings and other funds, to make mortgage loans secured by residential and commercial real estate located in the Bank’s market areas. At December 31, 2025, the Bank operated three retail‑banking offices: Los Angeles and in the nearby city of Inglewood in California, and another in Washington, D.C. The Bank is subject to significant competition from other financial institutions and is also subject to regulation by certain federal agencies and undergoes periodic examinations by those regulatory authorities.

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

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. Such reclassifications had no impact on total equity or net income for any period.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash items in the process of collection, amounts due from correspondent banks and the Federal Reserve Bank of San Francisco (the “Federal Reserve Bank”), and interest‑bearing deposits in other banks with initial terms of ninety days or less. The Company may be required to maintain reserve and clearing balances with the Federal Reserve Bank under the Federal Reserve Act of 1913, as amended. Effective on March 26, 2020, as a part of Federal Reserve Bank’s tools to promote maximum employment, Federal Reserve Bank Board reduced reserve requirement ratios to zero. The reserve and clearing requirement balance were no longer required at December 31, 2025. Net cash flows are reported for customer loan and deposit transactions, interest‑bearing deposits in other banks, notes payable, deferred income taxes and other assets and liabilities. $103 thousand of cash and cash equivalents was restricted as of December 31, 2025.

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

The Company analyzed available-for-sale investment securities that were in an unrealized loss position and determined the decline in fair value for those securities was not related to credit, but rather related to changes in interest rates and general market conditions. As such, no ACL was recorded for available-for-sale securities as of December 31, 2025 and 2024.

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

Concentration of Credit Risk

Concentrations of credit risk arise when several customers are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. The Company’s lending activities are predominantly in real estate loans that are secured by properties located in Southern California and in Washington, D.C. and surrounding areas, and many of the borrowers reside in those areas. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy and real estate market in the markets in which the Company operates.

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

SBA – Subject to Federal legislation that can affect the funding and availability of the program.

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

Derivatives

At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge.  These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment, (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability, or (3) an instrument with no hedging designation (“non-designated derivative”). The Company has designated its derivatives as non-designated derivatives.  Changes in the fair value of derivatives not designated are  currently reported in earnings, as non-interest income.

The Company is exposed to losses if a counterparty fails to make its payments under a contract in which the Company is in the net receiving position.  The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements. All of the contracts to which the Company is a party settle monthly.  In addition, the Company obtains collateral above certain thresholds of the fair value of its derivatives for each dealer counterparty based upon their credit standing and the Company has netting agreements with the dealers with which it does business.

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

The Company engaged a third-party valuation specialist to perform its annual goodwill impairment test as of September 30, 2025. Based on the quantitative assessment, the fair value of the reporting unit was less than its carrying amount, resulting in a full impairment of goodwill. On October 15, 2025, management, with oversight from the Audit Committee of the Board of Directors, concluded that the Company’s goodwill was fully impaired. Accordingly, the Company recorded a non-cash goodwill impairment charge of $25.9 million for the quarter ended September 30, 2025.

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

Bank‑Owned Life Insurance

The Bank has purchased life insurance policies on key executives and officers. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

Noncontrolling Interests

For consolidated subsidiaries that are less than wholly-owned, the third-party holdings of equity interests are referred to as noncontrolling interests. The portion of net income attributable to noncontrolling interests for such subsidiaries is presented as net income applicable to noncontrolling interests on the consolidated statements of operations and comprehensive income, and the portion of the equity of such subsidiaries is presented as noncontrolling interests on the consolidated statements of financial condition and consolidated statements of changes in equity.

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

Employee Stock Ownership Plan (ESOP)

The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.

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

Note 2 – Capital

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

The Company was required to begin paying quarterly dividends on the Series C Preferred Stock in the three month period ended June 30, 2024. Dividends on the Series C Preferred Stock totaled $3.0 million and $1.6 million for the years ended December 31, 2025 and 2024, respectively, with a dividend rate of 2.0%.

Note 3 – Securities

The following table summarizes the amortized cost and fair value of the available‑for‑sale investment securities portfolios at December 31, 2025 and December 31, 2024 and the corresponding amounts of unrealized gains (losses) which are recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2025:
Federal agency mortgage-backed securities	$120,372	$1,109	$(7,051)	$114,430
Federal agency Collateralized Mortgage Obligations (CMOs)	69,742	367	(652)	69,457
Federal agency debt	29,259	–	(846)	28,413
Municipal bonds	4,766	–	(244)	4,522
U. S. Treasuries	4,993	–	(6)	4,987
SBA pools	9,387	3	(1,115)	8,275
Asset-backed securities	9,352	3	(86)	9,269
Corporate bonds	17,500	57	(75)	17,482
Total available-for-sale securities	$265,371	$1,539	$(10,075)	$256,835
December 31, 2024:
Federal agency mortgage-backed securities	$62,853	$8	$(9,832)	$53,029
Federal agency CMOs	21,299	6	(1,247)	20,058
Federal agency debt	42,100	2	(2,068)	40,034
Municipal bonds	4,800	–	(412)	4,388
U. S. Treasuries	77,857	–	(667)	77,190
SBA pools	10,749	2	(1,588)	9,163
Total available-for-sale securities	$219,658	$18	$(15,814)	$203,862

There were no sales of securities during the years ended December 31, 2025 or 2024.

The amortized cost and estimated fair value of all investment securities available-for-sale at December 31, 2025, by contractual maturities, are shown below. Contractual maturities may differ from expected maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Due in one year or less	$11,863	$–	$(47)	$11,816
Due after one year through five years	28,280	4	(1,049)	27,235
Due after five years through ten years	32,230	52	(741)	31,541
Due after ten years	192,998	1,483	(8,238)	186,243
	$265,371	$1,539	$(10,075)	$256,835

The table below indicates the length of time individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2025:	(In thousands)
Federal agency mortgage-backed securities	$7,197	$(26)	$47,717	$(7,025)	$54,914	$(7,051)
Federal agency CMOs	1,488	(2)	14,804	(650)	16,292	(652)
Federal agency debt	2,512	(3)	25,901	(843)	28,413	(846)
Municipal bonds	–	–	4,522	(244)	4,522	(244)
U. S. Treasuries	–	–	4,987	(6)	4,987	(6)
SBA pools	185	(1)	7,621	(1,114)	7,806	(1,115)
Asset-backed securities	7,208	(86)	–	–	7,208	(86)
Corporate bonds	7,425	(75)	–	–	7,425	(75)
Total	$26,015	$(193)	$105,552	$(9,882)	$131,567	$(10,075)

December 31, 2024:
Federal agency mortgage-backed securities	$–	$–	$52,568	$(9,832)	$52,568	$(9,832)
Federal agency CMOs	–	–	19,303	(1,247)	19,303	(1,247)
Federal agency debt	–	–	37,508	(2,068)	37,508	(2,068)
Municipal bonds	–	–	4,388	(412)	4,388	(412)
U. S. Treasuries	–	–	77,190	(667)	77,190	(667)
SBA pools	629	(1)	8,179	(1,587)	8,808	(1,588)
Total	$629	$(1)	$199,136	$(15,813)	$199,765	$(15,814)

Securities with a market value of $83.7 million were pledged as collateral for securities sold under agreements to repurchase as of December 31, 2025 and included $67.9 million of federal agency mortgage-backed securities, $9.3 million of federal agency debt, $5.0 million of U.S. Treasuries, and $1.5 million of SBA pools. Securities with a market value of $7.7 million were pledged as collateral for D.C. Housing, securities with a market value of $4.2 million were pledged as collateral for D.C. Government, and securities with a market value of $157 thousand were pledged as collateral for FRB discount window.
Securities with a market value of $83.3 million were pledged as collateral for securities sold under agreements to repurchase as of December 31, 2024 and included $46.5 million of U.S. Treasuries, $27.1 million of federal agency debt, $5.5 million of federal agency mortgage-backed securities, and $4.2 million of SBA pools.

At December 31, 2025 and 2024, there were no securities pledged to secure public deposits since those public deposits are under $250 thousand which are fully insured by FDIC. At December 31, 2025 and 2024, there were no holdings of securities by any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of equity.  Accrued interest receivable on securities was $745 thousand and $796 thousand at December 31, 2025 and 2024, respectively, and is included in the consolidated statements of financial condition in accrued interest receivable.

At December 31, 2025 and 2024, there were no securities in nonaccrual status.  All securities in the portfolio were current with their contractual principal and interest payments.  At December 31, 2025 and 2024, there were no securities purchased with deterioration in credit quality since their origination, and there were no collateral dependent securities.

Note 4 – Loans Receivable Held for Investment

Loans receivable held for investment were as follows as of the periods indicated:

	December 31, 2025	December 31, 2024
	(In thousands)
Real estate:
Single-family	$20,607	$24,036
Multi-family	593,187	639,156
Commercial real estate	162,618	163,348
Church	9,015	9,470
Construction	72,979	91,600
Commercial – other	140,019	77,787
SBA loans	17,067	1,142
Consumer	38	13
Gross loans receivable before deferred loan costs and premiums	1,015,530	1,006,552
Unamortized net deferred loan costs and premiums	10,529	2,116
	1,026,059	1,008,668
Credit and interest marks on purchased loans, net	(95)	(348)
Allowance for credit losses	(9,424)	(8,364)
Loans receivable, net	$1,016,540	$999,956

The following tables summarize the activity in the allowance for credit losses on loans for the periods indicated:

	For the Year Ended December 31, 2025
	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance
	(In thousands)
Real estate:
Single-family	$200	$–	$–	$(68)	$132
Multi-family	4,617	(1,143)	–	1,308	4,782
Commercial real estate	1,188	–	–	5	1,193
Church	54	–	–	(18)	36
Construction	1,564	–	–	475	2,039
Commercial - other	730	–	–	170	900
SBA loans	11	(36)	–	367	342
Consumer	–	–	–	–	–
Total	$8,364	$(1,179)	$–	$2,239	$9,424

	For the Year Ended December 31, 2024
	Beginning Balance	Impact of CECL Adoption	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance
	(In thousands)
Real estate:
Single-family	$264	$–	$–	$–	$(64)	$200
Multi-family	4,464	–	–	–	153	4,617
Commercial real estate	1,164	–	–	–	24	1,188
Church	72	–	–	–	(18)	54
Construction	1,009	–	–	–	555	1,564
Commercial - other	592	–	–	–	138	730
SBA loans	48	–	–	–	(37)	11
Consumer	–	–	–	–	–	–
Total	$7,613	$–	$–	$–	$751	$8,364

The Company also recorded a recovery of provision for off-balance sheet loan commitments of $53 thousand and $91 thousand for the years ended December 31, 2025 and 2024, respectively.

The ACL increased to $9.4 million as of December 31, 2025, compared to $8.4 million as of December 31, 2024, primarily due to  an increase in specific reserves on collateral dependent loans.

The Company evaluates loans collectively for purposes of determining the ACL. Collective evaluation is based on aggregating loans deemed to possess similar risk characteristics. In certain instances, the Company may identify loans that it believes no longer possess risk characteristics similar to other loans in the loan portfolio. These loans are typically identified from those that have exhibited deterioration in credit quality, since the specific attributes and risks associated with such loans tend to become unique as the credit deteriorates. Such loans are typically nonperforming, downgraded to substandard or worse, and/or are deemed collateral dependent, where the ultimate repayment of the loan is expected to come from the operation of or eventual sale of the collateral. Loans that are deemed by management to no longer possess risk characteristics similar to other loans in the portfolio, or that have been identified as collateral dependent, are evaluated individually for purposes of determining an appropriate lifetime ACL. The Company uses the remaining life approach, using the loan’s effective interest rate, for determining the ACL on individually evaluated loans, unless the loan is deemed collateral dependent, which requires evaluation based on the estimated fair value of the underlying collateral, less estimated selling costs. The Company may increase or decrease the ACL for collateral dependent loans based on changes in the estimated fair value of the collateral.

The following tables present collateral dependent loans by collateral type as of the date indicated:

	December 31, 2025
	Single-Family	Multi-Family Residential	Church	Business Assets	Total
Real estate:	(In thousands)
Single-family	424	–	–	–	424
Multi-family	–	2,094	–	–	2,094
Construction	–	8,168	–	–	8,168
Commercial – other	–	–	–	261	261
Total	$424	$10,262	$–	$261	$10,947

	December 31, 2024
	Single-Family	Multi-Family Residential	Church	Business Assets	Total
Real estate:	(In thousands)
Commercial – other	264	–	–	–	264
Total	$264	$–	$–	$–	$264

At December 31, 2025, $10.9 million of individually evaluated loans were evaluated based on the estimated fair value of the underlying collateral. These loans had an associated ACL of $1.1 million as of December 31, 2025. All of these collateral dependent loans were on nonaccrual status at December 31, 2025.

At December 31, 2024, one $264 thousand individually evaluated loan was evaluated based on the estimated fair value  of the underlying collateral.   This loan had no associated ACL as of December 31, 2024 and was on nonaccrual status.

Past Due Loans

The following tables present the aging of the recorded investment in past due loans by loan type as of the dates indicated:

	December 31, 2025
	30‑59 Days Past Due	60‑89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Real estate:
Single-family	$133	$–	$424	$557	$20,070	$20,627
Multi-family	6,162	–	2,094	8,256	587,535	595,791
Commercial real estate	–	–	–	–	162,445	162,445
Church	–	–	–	–	9,024	9,024
Construction	5,533	–	–	5,533	67,139	72,672
Commercial - other	–	367	261	628	146,366	146,994
SBA loans	–	–	222	222	18,246	18,468
Consumer	–	–	–	–	38	38
Total	$11,828	$367	$3,001	$15,196	$1,010,863	$1,026,059

	December 31, 2024
	30‑59 Days Past Due	60‑89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Real estate:
Single-family	$–	$6	$–	$6	$24,042	$24,048
Multi-family	–	–	–	–	642,109	642,109
Commercial real estate	–	–	–	–	163,269	163,269
Church	–	–	–	–	9,475	9,475
Construction	–	–	–	–	91,140	91,140
Commercial - other	–	–	–	–	77,472	77,472
SBA loans	–	264	–	264	878	1,142
Consumer	–	–	–	–	13	13
Total	$–	$270	$–	$270	$1,008,398	$1,008,668

The following tables present the recorded investment in non‑accrual loans by loan type as of the period indicated:

December 31, 2025	Nonaccrual with no Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans
Loans receivable held for investment:		(In thousands)
Real Estate:
Single-family	$424	$–	$424
Multi-family	2,094	–	2,094
Construction	–	8,168	8,168
Commercial - other	261	–	261
SBA loans	–	222	222
Total non-accrual loans	$2,779	$8,390	$11,169

December 31, 2024	Nonaccrual with no Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans
Loans receivable held for investment:		(In thousands)

SBA loans	$264	$–	$264
Total non-accrual loans	$264	$–	$264

The Company recognized $82 thousand of interest income on nonaccrual loans during the year ended December 31,2025. There were no loans 90 days or more delinquent that were accruing interest as of December 31, 2025 or December 31, 2024.

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

The following table presents the amortized costs basis as of December 31, 2025 and 2024 and the financial effect of loans modified to borrowers experiencing financial difficulty during the years ended December 31, 2025 and 2024.

	December 31, 2025
	Term Extension	Percentage of Total Loan Type	Weighted Average Term Extension
	(In Thousands)
Real estate:
Commercial real estate	$772	0.47%	8 months
Construction	1,999	2.73%	8 months
Commercial - other	367	0.26%	9 months
Total	$3,138

	December 31, 2024
	Term Extension	Percentage of Total Loan Type	Weighted Average Term Extension
	(In Thousands)
Real estate:
Commercial real estate	$792	0.51%	12 months
Construction	4,559	5.66%	17 months
Commercial - other	572	1.28%	14 months
Total	$5,923

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

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination as of the date indicated:

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
	(In thousands)
Single-family:
Pass	$–	$–	$533	$2,785	$2,464	$12,806	$–	$18,588
Watch	–	–	–	–	–	867	–	867
Substandard	–	–	–	1,172	–	–	–	1,172
Total	$–	$–	$533	$3,957	$2,464	$13,673	$–	$20,627

Multi-family:
Pass	$2,519	$63,728	$64,468	$164,533	$122,938	$82,514	$–	$500,700
Watch	–	13,169	16,343	14,299	9,979	23,162	–	76,952
Special Mention	–	–	–	–	1,774	1,235	–	3,009
Substandard	–	–	1,343	6,572	4,332	804	–	13,051
Doubtful	–	–	–	2,079	–	–	–	2,079
Total	$2,519	$76,897	$82,154	$187,483	$139,023	$107,715	$–	$595,791
YTD gross charge-offs	$–	$–	$–	$(1,143)	$–	$–	$–	$(1,143)

Commercial real estate:
Pass	$20,019	$48,758	$13,741	$21,476	$24,284	$20,415	$–	$148,693
Watch	–	–	2,363	–	–	–	–	2,363
Special Mention	–	–	854	–	–	3,475	–	4,329
Substandard	–	–	–	–	6,288	772	–	7,060
Total	$20,019	$48,758	$16,958	$21,476	$30,572	$24,662	$–	$162,445

Church:
Pass	$–	$–	$2,330	$–	$2,091	$3,652	$–	$8,073
Watch	–	–	357	–	–	594	–	951
Substandard	–	–	–	–	–	–	–	–
Total	$–	$–	$2,687	$–	$2,091	$4,246	$–	$9,024

Construction:
Watch	$6,700	$9,232	$–	$–	$–	$–	$–	$15,932
Special Mention	–	–	12,983	5,533	–	–	–	18,516
Substandard	–	–	12,634	21,073	2,519	1,998	–	38,224
Total	$6,700	$9,232	$25,617	$26,606	$2,519	$1,998	$–	$72,672

Commercial – other:
Pass	$43,037	$21,347	$18,837	$8,834	$–	$7,341	$–	$99,396
Watch	9,984	17,469	14,993	1,000	–	1,171	–	44,617
Special Mention	–	–	–	–	–	2,617	–	2,617
Substandard	–	–	–	–	103	261	–	364
Total	$53,021	$38,816	$33,830	$9,834	$103	$11,390	$–	$146,994

SBA:
Pass	$3,789	$12,415	$1,452	$–	$–	$19	$–	$17,675
Substandard	–	571	–	148	–	–	–	719
Doubtful	–	–	–	–	–	74	–	74
Total	$3,789	$12,986	$1,452	$148	$–	$93	$–	$18,468
YTD gross charge-offs	$–	$–	$–	$–	$–	$(36)	$–	$(36)

Consumer:
Pass	$38	$–	$–	$–	$–	$–	$–	$38
Total	$38	$–	$–	$–	$–	$–	$–	$38

Total loans:
Pass	$69,402	$146,248	$101,361	$197,628	$151,777	$126,747	$–	$793,163
Watch	16,684	39,870	34,056	15,299	9,979	25,794	–	141,682
Special Mention	–	–	13,837	5,533	1,774	7,327	–	28,471
Substandard	–	571	13,977	28,965	13,242	3,835	–	60,590
Doubtful	–	–	–	2,079	–	74	–	2,153
Total loans	$86,086	$186,689	$163,231	$249,504	$176,772	$163,777	$–	$1,026,059

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
	(In thousands)
Single-family:
Pass	$–	$543	$4,098	$1,968	$1,796	$13,687	$–	$22,092
Watch	–	–	–	729	1,227	–	–	1,956
Special Mention	–	–	–	–	–	–	–	–
Substandard	–	–	–	–	–	–	–	–
Total	$–	$543	$4,098	$2,697	$3,023	$13,687	$–	$24,048

Multi-family:
Pass	$81,474	$77,739	$171,836	$126,492	$26,771	$90,584	$–	$574,896
Watch	–	5,633	16,244	14,761	–	13,244	–	49,882
Special Mention	–	–	4,210	3,150	–	–	–	7,360
Substandard	–	1,562	–	4,691	–	3,718	–	9,971
Total	$81,474	$84,934	$192,290	$149,094	$26,771	$107,546	$–	$642,109

Commercial real estate:
Pass	$49,143	$9,655	$23,482	$29,021	$21,150	$22,606	$–	$155,057
Watch	–	1,584	432	994	–	1,634	–	4,644
Special Mention	–	–	–	–	–	–	–	–
Substandard	–	3,271	–	297	–	–	–	3,568
Total	$49,143	$14,510	$23,914	$30,312	$21,150	$24,240	$–	$163,269

Church:
Pass	$–	$2,442	$–	$2,148	$1,696	$1,002	$–	$7,288
Watch	–	376	–	–	–	618	–	994
Substandard	–	–	–	–	–	1,193	–	1,193
Total	$–	$2,818	$–	$2,148	$1,696	$2,813	$–	$9,475

Construction:
Pass	$–	$–	$–	$–	$–	$–	$–	$–
Watch	9,568	31,274	227	–	–	2,038	–	43,107
Substandard	–	4,076	38,494	5,463	–	–	–	48,033
Total	$9,568	$35,350	$38,721	$5,463	$–	$2,038	$–	$91,140

Commercial – other:
Pass	$1	$3	$7,575	$–	$2,768	$9,965	$–	$20,312
Watch	19,260	28,157	706	–	–	1,197	–	49,320
Special Mention	–	–	351	–	–	2,250	–	2,601
Substandard	–	–	–	106	571	4,562	–	5,239
Total	$19,261	$28,160	$8,632	$106	$3,339	$17,974	$–	$77,472

SBA:
Pass	$590	$–	$–	$–	$–	$64	$–	$654
Substandard	–	–	150	–	338	–	–	488
Total	$590	$–	$150	$–	$338	$64	$–	$1,142

Consumer:
Pass	$13	$–	$–	$–	$–	$–	$–	$13
Total	$13	$–	$–	$–	$–	$–	$–	$13

Total loans:
Pass	$131,221	$90,382	$206,991	$159,629	$54,181	$137,908	$–	$780,312
Watch	28,828	67,024	17,609	16,484	1,227	18,731	–	149,903
Special Mention	–	–	4,561	3,150	–	2,250	–	9,961
Substandard	–	8,909	38,644	10,557	909	9,473	–	68,492
Total	$160,049	$166,315	$267,805	$189,820	$56,317	$168,362	$–	$1,008,668

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

The allowance for off-balance sheet commitments was $224 thousand and $277 thousand at December 31, 2025 and 2024, respectively. The recovery of credit losses for off-balance sheet commitments was $53 thousand and $91 thousand for the years ended December 31, 2025 and 2024, respectively.

Note 5 – Office Properties and Equipment, net

Year‑end office properties and equipment were as follows:

	December 31, 2025	December 31, 2024
	(In thousands)
Land	$5,322	$5,322
Office buildings and improvements	7,649	7,649
Furniture, fixtures, and equipment	1,358	1,214
	14,329	14,185
Less accumulated depreciation	(5,597)	(5,286)
Office properties and equipment, net	$8,732	$8,899

Depreciation expense was $410 thousand and $424 thousand for the years ended December 31, 2025 and 2024, respectively.

Note 6 – Leases

Effective October 1, 2021, the Bank entered into an operating lease for its administrative offices at 4601 Wilshire Boulevard in Los Angeles. The operating lease has one 5-year extension option at the then fair market rate which was exercised during the year ended December 31, 2025.

The ROU asset represents our right to use the underlying asset during the lease term. Operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized based on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate at the date of the lease’s inception. The ROU asset totaled $1.5 million and $420 thousand as of December 31, 2025 and 2024, respectively,  and was included in other assets on the consolidated statements of financial condition. The lease liability totaled $1.5 million and $420 thousand as of December 31, 2025 and 2024, respectively, and was included in accrued expenses and other liabilities on the consolidated statements of financial condition.

The Bank has no finance leases.

The Company recognized rent expense of $242 thousand in both 2025 and 2024.

Additional information regarding our operating leases is summarized below for the periods indicated (dollars in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities for operating leases	$242	$242
ROU assets obtained in exchange for lease liabilities	1,310	–
Weighted average remaining lease term in months	73	21
Weighted average discount rate	3.8%	5.5%

The future minimum payments for operating leases with remaining terms of one year or more as of December 31, 2025 were as follows (in thousands):

Year ended December 31, 2026	$249
Year ended December 31, 2027	271
Year ended December 31, 2028	271
Year ended December 31, 2029	271
Year ended December 31, 2030	271
Thereafter	293
Total future minimum lease payments	1,626
Amounts representing interest	(135)
Present value of net future minimum lease payments	$1,491

Note 7 – Goodwill and Core Deposit Intangible

The following tables present the changes in the carrying amounts of goodwill and core deposit intangibles for the years ended December 31, 2025 and 2024:

	December 31, 2025
	Goodwill	Core Deposit Intangible
	(In thousands)
Balance at the beginning of the period	$25,858	$1,775
Impairment	(25,858)	–
Amortization	–	(315)
Balance at the end of the period	$–	$1,460

	December 31, 2024
	Goodwill	Core Deposit Intangible
	(In thousands)
Balance at the beginning of the period	$25,858	$2,111
Amortization	-	(336)
Balance at the end of the period	$25,858	$1,775

Management engaged a third-party to complete the goodwill impairment testing as of September 30, 2025. The quantitative test indicated that the carrying amount of the goodwill exceeded the fair value of the Company by approximately $25.9 million. On October 15, 2025, the Company’s management, with oversight of the Audit Committee of the Board of Directors of the Company, concluded that, based on its annual impairment analysis, the Company’s goodwill was impaired in accordance with U.S. GAAP. Consequently, the Company recorded a non-cash $25.9 million goodwill impairment charge for the quarter ended September 30, 2025. The Company does not expect that this charge will result in future cash expenditures.

The carrying value and accumulated amortization related to the Company’s core deposit intangible consisted of the following at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
	(In thousands)

Core deposit intangible acquired	$3,329	$3,329
Less: accumulated amortization	(1,869)	(1,554)
	$1,460	$1,775

The following table outlines the estimated amortization expense related to the core deposit intangible during the next five fiscal years:

(In thousands)

2026	$304
2027	291
2028	279
2029	267
2030	256
Thereafter	63
$1,460

Note 8 – Derivatives

During the year ended December 31, 2025, the Company began utilizing interest rate swap agreements with commercial banking customers to facilitate their interest rate management strategies.  The Company entered into corresponding offsetting derivatives with third parties.  While these derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.

The Company presents derivative position gross on the consolidated statements of financial condition.  The notional amount of the interest rate swaps does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.  The following table presents the amounts recorded on the consolidated statements of financial condition related to the Company’s interest rate swaps.

	As of December 31, 2025
	Notional Amount	Fair Value	Consolidated Statements of Financial Condition Category
	(In thousands)
Derivatives in an asset position:
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	$17,000	$105	Other Assets
Total derivatives in an asset position	$17,000	$105

Derivatives in a liability position:
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	$17,000	$105
Total derivatives in a liability position	$17,000	$105	Accrued Expenses and Other Liabilities

The following table presents the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations.

For the Year Ended December 31, 2025
	Location of Gain/Loss Recognized on Derivatives on Consolidated Statement of Operations	Amount of Gain/Loss Recognized on Derivatives
(In thousands)
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	Unrealized gain/loss	$-

During the year ended December 31, 2025, the Company also recognized $194 thousand in swap fees in Other Income on the Consolidated Statement of Operations.

Note 9 – Fair Value

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
At December 31, 2025:
Securities available-for-sale:
Federal agency mortgage-backed securities	$–	$114,430	$–	$114,430
Federal agency CMOs	–	69,457	–	69,457
Federal agency debt	–	28,413	–	28,413
Municipal bonds	–	4,522	–	4,522
U.S. Treasuries	4,987	–	–	4,987
SBA pools	–	8,275	–	8,275
Asset-backed securities	–	9,269	–	9,269
Corporate bonds	–	17,482	–	17,482
Interest rate swap asset	–	105	–	105
Interest rate swap liability	–	(105)	–	(105)

At December 31, 2024:
Securities available-for-sale:
Federal agency mortgage-backed securities	$–	$53,029	$–	$53,029
Federal agency CMOs	–	20,058	–	20,058
Federal agency debt	–	40,034	–	40,034
Municipal bonds	–	4,388	–	4,388
U.S. Treasuries	77,190	–	–	77,190
SBA pools	–	9,163	–	9,163

There were no transfers between Level 1, Level 2, or Level 3 during the years ended December 31, 2025 or 2024.

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

The table below presents assets measured at fair value on a nonrecurring basis at December 31, 2025.  At December 31, 2024, the Company did not have any assets or liabilities carried at fair value on a nonrecurring basis.

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
At December 31, 2025:
Collateral dependent loans: Real estate:
Single-family	$-	$-	$424	$424
Multi-family	-	-	2,094	2,094
Construction	-	-	7,435	7,435
Commercial - other	-	-	138	138

The following table represents quantitative information about Level 3 fair value assumptions for assets measured at fair value on a non-recurring basis at December 31, 2025.

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
	(In thousands)
At December 31, 2025:
Collateral dependent loans: Real estate:
Single-family	$424	Market approach	Adjustments to market data	5% - 10%
Multi-family	2,094	Market approach	Adjustments to market data	5% - 10%
Construction	7,435	Market approach	Adjustments to market data	5% - 10%
Commercial - other	138	Market approach	Adjustments to market data	5% - 10%

Fair Values of Financial Instruments

The carrying amounts and estimated fair values of financial instruments as of the periods indicated were as follows:

	Carrying	Fair Value Measurements at December 31, 2025
	Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$10,507	$10,507	$–	$–	$10,507
Securities available-for-sale	256,835	4,987	251,848	–	256,835
Loans receivable held for investment	1,016,540	–	–	1,002,049	1,002,049
Accrued interest receivable	5,999	36	800	5,163	5,999
Interest rate swaps	105	–	105	–	105
Financial Liabilities:
Non interest bearing deposits	$105,835	$–	$105,835	$–	$105,835
Interest bearing deposits	512,034	–	512,034	–	512,034
Time deposits	299,734	–	299,434	–	299,434
FHLB advances	72,000	–	72,019	–	72,019
Securities sold under agreements to repurchase	80,773	–	80,773	–	80,773
Accrued interest payable	1,633	–	1,633	–	1,633
Interest rate swaps	105	–	105	–	105

	Carrying	Fair Value Measurements at December 31, 2024
	Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$61,365	$61,365	$–	$–	$61,365
Securities available-for-sale	203,862	77,190	126,672	–	203,862
Loans receivable held for investment	999,956	–	–	973,183	973,183
Accrued interest receivable	5,001	5,001	–	–	5,001
Bank owned life insurance	3,321	3,321	–	–	3,321
Financial Liabilities:
Deposits	$745,399	$–	$669,695	$–	$669,695
FHLB advances	226,888	–	227,150	–	227,150
Securities sold under agreements to repurchase	66,610	–	66,070	–	66,070
Accrued interest payable	1,349	–	1,349	–	1,349

The fair value of financial assets and liabilities was measured using an exit price notion. Although the exit price notion represents the value that would be received to sell an asset or paid to transfer a liability, the actual price received for a sale of assets or paid to transfer liabilities could be different from exit price disclosed.

Note 10 – Deposits

Deposits are summarized as follows:

	December 31, 2025	December 31, 2024
	(In thousands)
Interest checking and other demand deposits	$259,318	$251,538
Non‑interest-bearing demand deposits	105,835	105,227
Money market deposits	211,962	125,862
Savings deposits	40,754	49,933
Certificates of deposit	299,734	212,839
Total	$917,603	$745,399

The Bank accepts two types of deposits from a deposit placement service called the Certificate of Deposit Account Registry Service (“CDARS”). Reciprocal deposits are the Bank’s own retail deposits in amounts in excess of the insured limits. The CDARS program allows banks to place their customers’ funds in FDIC‑insured certificates of deposit at other banks and, at the same time, receive an equal sum of funds from the customers of other banks in the CDARS Network. These deposits totaled $150.8 million and $145.8 million at December 31, 2025 and 2024, respectively and are not considered to be brokered deposits. The other type of deposit that may be accepted under the CDARS program is nonreciprocal deposits which are considered to be brokered funds. As of December 31, 2025 and 2024, the Bank had no such deposits.

During the year ended December 31, 2025, the Company purchased $70.0 million of nonreciprocal brokered certificates of deposit.  The balance of these certificates of deposit was $70.0 million at December 31, 2025.

As of December 31, 2025 and 2024, approximately $413.5 million and $268.8 million of our total deposits (including deposits from affiliates) were not insured by FDIC insurance, which represented 41% and 32% of total deposits, respectively.

Scheduled maturities of certificates of deposit for the next five years are as follows:

Maturity	Amount
(In thousands)
2026	$294,642
2027	3,692
2028	1,302
2029	66
2030	32
Thereafter	-
$299,734

Certificates of deposit of $250 thousand or more totaled $105.1 million and $33.2 million at December 31, 2025 and 2024, respectively.

The Company has a significant concentration of deposits with five long‑time customers that accounted for approximately 28% and 18% of its deposits as of December 31, 2025 and 2024, respectively.

Deposits from principal officers, directors, and their affiliates totaled $24.8 million and $24.2 million at December 31, 2025 and 2024, respectively.

Note 11 – Borrowings

The following table summarizes information relating to FHLB advances at or for the periods indicated:

	At or For the Year Ended December 31,
	2025	2024
	(Dollars in thousands)
FHLB Advances:
Average balance outstanding during the year	$93,431	$199,893
Maximum amount outstanding at any month‑end during the year	$150,750	$209,298
Balance outstanding at end of year	$72,000	$195,532
Weighted average interest rate at end of year	3.79%	4.03%
Average cost of advances during the year	4.28%	4.79%
Weighted average maturity (in months)	– (1)	–

(1)	The majority of FHLB advances are overnight borrowings

Of the $72.0 million FHLB advances outstanding at December 31, 2025, $60.0 million is fixed-rate credit and subject to prepayment penalties if paid before its maturity date. The advances were collateralized by $448.6 million and $521.7 million of commercial real estate loans at December 31, 2025 and 2024, respectively, under a blanket lien arrangement. Based on collateral pledged and the Company’s holdings of FHLB stock as of December 31, 2025, the Company was eligible to borrow up to an additional $150.7 million at year‑end 2025.

Scheduled maturities of FHLB advances are as follows:

Amount
(In thousands)
2026	$72,000
2027	–
$72,000

The Company will, from time to time, sell a portion of a loan or group of loans to third parties. In some cases, the transferred portion of the loans does not meet the requirements to be treated as sales for accounting purposes. When that occurs, the legally transferred portion of the loan balance remains classified in gross loans receivable held for investment and a secured borrowing is recorded for the proceeds received from the third-party institution. As the transferred portion of the loan pays down, the secured borrowings are repaid. The Company has no obligation to make principal or interest payments on the secured borrowings unless and until payments are received from the loan borrowers.  The terms of these loans were modified during the fourth quarter of 2025, at which point sale accounting treatment was applied and the debt was derecognized. The Company had secured borrowings associated with these participation loan transactions of $0 and $31.4 million as of December 31, 2025 and 2024, respectively.  The weighted average interest rate on the secured borrowings was 5.54% at December 31, 2024.

On December 27, 2023, the Company borrowed $100.0 million from the Federal Reserve under the Bank Term Funding Program (“BTFP”). This borrowing was paid off in December 2024. The interest rate on this borrowing was fixed at 4.84%.

In addition, the Bank had additional lines of credit of $10.0 million with other financial institutions as of December 31, 2025 and 2024. No amounts were drawn on the lines of credit at December 31, 2025 or 2024.

Note 12 – Securities Sold Under Agreements to Repurchase

The Bank enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Bank may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Bank to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Bank’s consolidated statements of financial condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. As of December 31, 2025, securities sold under agreements to repurchase totaled $80.8 million at an average rate of 3.66%. These agreements mature on a daily basis, but management expects the agreements to be available in the foreseeable future. The fair value of securities pledged totaled $83.7 million as of December 31, 2025. As of December 31, 2024, securities sold under agreements to repurchase totaled $66.6 million at an average rate of 3.62%. The fair value of securities pledged totaled $83.3 million as of December 31, 2024.

Note 13 – Employee Benefit Plans

401(k) Plans

In July of 2022, the Broadway Federal Bank 401(k) benefit plan and the City First Bank 401(k) benefit plan were combined into one plan called “the City First Bank 401(k) benefit plan” (the “401(k) Plan”). The 401(k) Plan allows employee contributions for substantially all employees up to 15% of their compensation, which are matched at a rate equal to 50% of the first 6% of compensation contributed. In addition, the 401(k) Plan makes a non-elective safe harbor contribution of 3% of each eligible employee’s compensation. Expenses related to the 401(k) plans totaled $417 thousand in 2025 and $476 thousand in 2024.

ESOP Plan

Employees participate in an Employee Stock Ownership Plan (“ESOP”) after attaining certain age and service requirements. During 2022, the ESOP purchased 58,369 shares of the Company’s common stock at an average cost of $8.57 per share for a total cost of $500 thousand which was funded with a $5 million line of credit from the Company. During 2023, the ESOP purchased 369,953 additional shares of the Company’s common stock at an average cost of $9.19 per share for a total cost of $3.4 million which was funded with the line of credit. Any loans or borrowings under the line of credit will be repaid from the Bank’s discretionary contributions to the ESOP, net of dividends paid, over a period of 20 years. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. When loan payments are made, shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid‑in capital. Dividends on allocated shares increase participant accounts. Dividends on unallocated shares will be used to repay the loan. At the end of employment, participants will receive shares for their vested balance. Compensation expense related to the ESOP was $149 thousand for 2025 and $188 thousand for 2024.

Shares held by the ESOP were as follows:

	December 31, 2025	December 31, 2024
	(Dollars in thousands)
Allocated to participants	124,968	127,804
Committed to be released	55,568	30,036
Suspense shares	406,108	428,804
Total ESOP shares	586,644	586,644
Fair value of unearned shares	$3,005	$2,937

During 2025 and 2024, 0 and 30,036 of ESOP shares were released for allocation to participants, respectively. The outstanding book balance of unearned ESOP shares at December 31, 2025 and 2024 was $3.9 million and $4.2 million, respectively, which is shown as unearned ESOP shares in the equity section of the consolidated statements of financial condition.

During December 2022, the Company issued a $5 million line of credit to the ESOP Plan for the purchase of additional shares. As of December 31, 2025 and December 31, 2024, the trustee for the ESOP had purchased 428,327 shares at a total cost of $3.9 million.

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

The Company adopted the disclosure requirements in ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on a retrospective basis as of January 1, 2025.  The adoption primarily impacted the presentation and disaggregation of the Company’s income tax disclosures and did not affect the Company’s consolidated financial condition, results of operations, or cash flows.

The components of income tax expense (benefit) from continuing operations consisted of the following:

	2025	2024
	(In thousands)
Current
Federal	$118	$505
State	270	504
Foreign	–	–
Deferred
Federal	(245)	12
State	195	(206)
Foreign	–	–
Total	$338	$815

Income taxes paid, net of refunds received was as follows:

	2025	2024
	(In thousands)

Federal	$–	$150
California	215	200
Washington, D.C.	110	66
Total	$325	$416

Effective tax rates differ from the federal statutory rate of 21% applied to income before income taxes due to the following:

	2025		2024
	(In thousands)		(In thousands)
U. S. Federal statutory income tax	$(5,139)	21.00%	$581	21.00%
State and local taxes, net of federal benefit*	367	(1.50)%	211	7.62%
Nontaxable or nondeductible items
Earnings from bank owned life insurance	(72)	0.29%	(10)	(0.36)%
Tax-exempt interest, net of TEFRA disallowance	(7)	0.03%	(5)	(0.18)%
Goodwill impairment	5,430	(22.19)%	–	0.00%
Stock-based compensation	7	(0.03)%	38	1.37%
Other, net	(248)	1.02%	–	0.00%
Effective tax rate	$338	(1.38)%	$815	29.43%

*	State and local taxes in California and Washington, D.C. made up the majority (greater than 50 percent) of the tax effect in this category.

Year‑end deferred tax assets and liabilities were due to the following:

	2025	2024
	(In thousands)
Deferred tax assets:
Allowance for credit losses	$2,658	$2,408
Accrued liabilities	851	483
State income taxes	56	108
Stock compensation	239	196
Tax loss carryforwards	1,900	1,880
Partnership investment	252	292
General business credit	1,007	1,544
Net unrealized loss on securities available-for-sale	2,403	4,864
Lease liability	424	127
Fair value adjustment on acquired loans	27	100
Other	316	166
Total deferred tax assets	10,133	12,168
Less: valuation allowance	(449)	(449)
Total deferred tax assets, net of valuation allowance	9,684	11,719
Deferred tax liabilities:
Deferred loan fees/costs	(1,152)	(1,273)
Basis difference on fixed assets	(726)	(708)
FHLB stock dividends	(1)	(54)
Prepaid expenses	(261)	(172)
Right of use assets	(421)	(121)
Core deposit intangibles	(412)	(511)
Total deferred tax liabilities	(2,973)	(2,839)
Net deferred tax assets	$6,711	$8,880

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax asset will not be realized. In assessing the realization of deferred tax assets, management evaluated both positive and negative evidence, the amount of taxes paid in available carry‑back years, and the forecasts of future income and tax planning strategies. Based on this analysis, management determined that, as of December 31, 2025, a valuation allowance of $449 thousand was required on the Company’s net deferred tax assets, which totaled $6.7 million (net of valuation allowance). As of December 31, 2024, a valuation allowance of $449 thousand was required on the Company’s net deferred tax assets, which totaled $8.9 million (net of valuation allowance).

As of December 31, 2025, the Company had California net operating loss carryforwards of $22.0 million which will begin to expire in 2032 if not utilized. The Company also had federal general business credits of $1.0 million, which will begin to expire in 2033 if not utilized.

The Company did not have any unrecognized tax benefits as of December 31, 2025 or 2024.

Federal tax years 2022 through 2025 remain open for the assessment of Federal income tax. California tax years 2021 through 2025 remain open for the assessment of California franchise tax. Washington, D.C. tax years 2022 through 2025 remain open for the assessment of D.C. franchise tax. The Company is not currently under examination by any tax authorities.

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

The following table summarizes stock option activity during the year ended December 31, 2025:

	Number Outstanding	Weighted Average Exercise Price
Outstanding at beginning of year	12,500	$12.96
Granted during the year	–	–
Exercised during the year	–	–
Forfeited or expired during the year	–	12.96
Outstanding at end of year	12,500	$12.96
Exercisable at end of year	12,500	$12.96

There was no stock-based compensation expense related to stock options during 2025 or 2024.

Options outstanding and exercisable at year‑end 2025 were as follows:

	Outstanding				Exercisable
Grant Date	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
February 24, 2016	12,500		$12.96		12,500	$12.96
	12,500	0.12 years	$12.96	$–	12,500	$12.96	$–

Stock Awards to Directors

In March 2025 and May 2024, the Company awarded 23,232 and 19,832 shares of common stock, respectively, to its directors under the LTIP, which are fully vested. The Company recorded $168 thousand and $96 thousand of compensation expense in the years ended December 31, 2025 and December 31, 2024, respectively, based on the fair value of the stock on the date of the award.

Restricted Stock Awards to Employees

In March 2022, the Company issued 61,908 shares of restricted stock to its officers and employees under the LTIP, of which 23,379 shares have been forfeited as of December 31, 2025. Each restricted stock award was valued based on the fair value of the stock on the date of the award. These awarded shares of restricted stock fully vest over periods ranging from 36 months to 60 months from their respective dates of grant. Stock-based compensation is recognized on a straight-line basis over the vesting period.  During 2025 and 2024, the Company recorded $41 thousand and $88 thousand, respectively, of stock-based compensation expense related to shares awarded to employees.

On June 21, 2023, the Company issued 92,720 shares of restricted stock to its officers and employees under the Amended and Restated LTIP, of which 30,072 shares have been forfeited as of December 31, 2025. Each restricted stock award was valued based on the fair value of the stock on the date of the award. These awarded shares of restricted stock fully vest over periods ranging from 36 months to 60 months from their respective dates of grant. Stock-based compensation is recognized on a straight-line basis over the vesting period. During the years ended December 31, 2025 and 2024, the Company recorded $60 thousand and $113 thousand, respectively, of stock-based compensation expense related to these restricted stock awards.

On March 25, 2024, and April 5, 2024, the Company issued a total of 126,083 shares of restricted stock to its officers and employees under the Amended and Restated LTIP, of which 26,356 shares have been forfeited as of December 31, 2025. Each restricted stock award was valued based on the fair value of the stock on the date of the award. These awarded shares of restricted stock fully vest over periods ranging from 36 months to 60 months from their respective dates of grant.  Stock-based compensation is recognized on a straight-line basis over the vesting period. During the years ended December 31, 2025 and 2024, the Company recorded $94 thousand and $108 thousand, respectively, of stock-based compensation expense related to these restricted stock awards.

On March 26, 2025 and May 28, 2025, the Company issued a total of 96,478 shares of restricted stock to its officers and employees under the Amended and Restated LTIP, of which 17,048 shares have been forfeited as of December 31, 2025. Each restricted stock award was valued based on the fair value of the stock on the date of the award. These awarded shares of restricted stock fully vest over periods ranging from 36 months to 48 months from their respective dates of grant.  Stock-based compensation is recognized on a straight-line basis over the vesting period. During the year ended December 31, 2025, the Company recorded $114 thousand of stock-based compensation expense related to these restricted stock awards.

As of December 31, 2025, 367,181 shares had been awarded under the Amended and Restated LTIP and 281,958 shares were available to be awarded.

A summary of restricted stock unit activity for the year ended December 31, 2025 is as follows:

	Restricted Stock Units (In thousands)	Weighted Average Grant Date Fair Value	Remaining Contractual Life (months)
Unvested at December 31, 2024	184,874	$8.91	31
Granted during period	119,710	7.15	29
Vested during period	(95,566)	–	–
Forfeited or expired during period	(59,313)	–	–
Unvested at December 31, 2025	149,705	$8.50	24

As of December 31, 2025, there was $1.8 million of total unrecognized equity-based compensation expense that the Company expects to recognize over the remaining contractual life.

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

	Actual		Minimum Required to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2025:
Community Bank Leverage Ratio	$191,336	14.09%	$122,184	9.00%
December 31, 2024:
Community Bank Leverage Ratio	$188,827	13.61%	$124,879	9.00%

At December 31, 2025, the Company and the Bank met all the capital adequacy requirements to which they were subject. In addition, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred that would materially adversely change the Bank’s capital classifications. From time to time, we may need to raise additional capital to support the Bank’s further growth and to maintain the “well capitalized” status.

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

The contractual amounts of financial instruments with off‑balance‑sheet risk at year‑end were as follows:

	2025	2024
	(In thousands)
Commitments to make loans	$2,095	$6,201
Unfunded construction loans	19,253	38,486
Unused lines of credit – variable rates	3,050	3,934

Commitments to make loans are generally made for periods of 60 days or less.

Note 18 – Parent Company Only Condensed Financial Information

Condensed financial information of Broadway Financial Corporation follows:

Condensed Balance Sheets
December 31,

	2025	2024
	(In thousands)
Assets
Cash and cash equivalents	$70,165	$73,172
Investment in bank subsidiary	187,152	205,744
Other assets	5,601	6,161
Total assets	$262,918	$285,077
Liabilities and stockholders’ equity
Accrued expenses and other liabilities	$167	$104
Stockholders’ equity	262,751	284,973
Total liabilities and stockholders’ equity	$262,918	$285,077

Condensed Statements of Income
Years Ended December 31,

	2025	2024
	(In thousands)
Interest income	$260	$283
Interest expense	–	–
Other expense	(1,125)	(988)
Loss before income tax and undistributed subsidiary income	(865)	(705)
Income tax benefits	235	209
Equity in undistributed subsidiary (loss) income	(24,165)	2,425
Net (loss) income	$(24,795)	$1,929

Condensed Statements of Cash Flows
Years Ended December 31,

	2025	2024
	(In thousands)
Cash flows from operating activities
Net (loss) income	$(24,795)	$1,929
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity in undistributed subsidiary loss (income)	24,165	(2,425)
Stock awards expenses	625	593
Change in other assets	(242)	(2,927)
Change in accrued expenses and other liabilities	63	(290)
Net cash used in operating activities	(184)	(3,120)
Cash flows from financing activities
Dividends declared and paid- ECIP	(3,000)	(1,567)
City First Bank Fund Manager II distribution	(170)	–
Proceeds from repayment of ESOP loan	347	402
Net cash used in financing activities	(2,823)	(1,165)
Net change in cash and cash equivalents	(3,007)	(4,285)
Beginning cash and cash equivalents	73,172	77,457
Ending cash and cash equivalents	$70,165	$73,172

Note 19 – (Loss) Earnings Per Common Share

The factors used in the earnings per common share computation follow:

	2025	2024
	(In thousands, except share and per share)
Net income attributable to Broadway Financial Corporation	$(24,795)	$1,929
Less: Net income attributable to participating securities	–	(8)
Less: Preferred stock dividends - ECIP	(3,000)	(1,567)
Income available to common stockholders	$(27,795)	$354

Weighted average common shares outstanding for basic earnings per common share	8,595,254	8,459,460
Add: Effects of unvested restricted stock awards	–	179,200
Weighted average common shares outstanding for diluted earnings per common share	8,595,254	8,638,660

Earnings per common share - basic	$(3.23)	$0.04
Earnings per common share - diluted	$(3.23)	$0.04

Stock options for 12,500 shares of common stock for the years ended December 31, 2025 and 2024, were not considered in computing diluted earnings per common share because they were anti‑dilutive.

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