Form 10-Q
period 2026-03-31
BROADWAY FINANCIAL CORP \DE\
filed 2026-05-15
CIK 1001171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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
Yes ☐   No ☒

As of May 8, 2026, 6,180,445 shares of the registrant’s Class A voting common stock, 1,425,404 shares of the registrant’s Class B non-voting common stock and 1,672,562 shares of the registrant’s Class C non-voting common stock were outstanding.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition
(In thousands, except share and per share amounts)
	March 31, 2026	December 31, 2025
	(Unaudited)
Assets:
Cash and due from banks	$1,748	$1,676
Interest-bearing deposits in other banks	24,858	8,831
Cash and cash equivalents	26,606	10,507
Securities available-for-sale, at fair value (amortized cost of $294,145 and $265,371)	284,103	256,835
Loans receivable held for investment, net of allowance of $9,509 and $9,424	1,059,262	1,016,540
Accrued interest receivable	6,676	5,999
Federal Home Loan Bank (“FHLB”) stock	999	4,417
Federal Reserve Bank (“FRB”) stock	3,543	3,543
Office properties and equipment, net	8,657	8,732
Bank owned life insurance	23,918	23,663
Deferred tax assets, net	6,781	6,711
Core deposit intangible, net	1,384	1,460
Other assets	4,136	7,162
Total assets	$1,426,065	$1,345,569

Liabilities and equity
Liabilities:
Deposits	$1,073,056	$917,603
Borrowings	–	72,000
Securities sold under agreements to repurchase	81,249	80,773
Accrued expenses and other liabilities	9,088	12,236
Total liabilities	1,163,393	1,082,612
Non-Cumulative Redeemable Perpetual Preferred stock, Series C; authorized 150,000 shares at March 31, 2026 and December 31, 2025; issued and outstanding 150,000 shares at March 31, 2026 and December 31, 2025; liquidation value $1,000 per share	150,000	150,000
Common stock, Class A, $0.01 par value, voting; authorized 75,000,000 shares at March 31, 2026 and December 31, 2025; issued 6,528,211 shares at March 31, 2026 and 6,409,760 shares at December 31, 2025; outstanding 6,200,983 shares at March 31, 2026 and 6,082,532 shares at December 31, 2025	65	64
Common stock, Class B, $0.01 par value, non-voting; authorized 15,000,000 shares at March 31, 2026 and December 31, 2025; issued and outstanding 1,425,404 shares at March 31, 2026 and December 31, 2025	14	14
Common stock, Class C, $0.01 par value, non-voting; authorized 25,000,000 shares at March 31, 2026 and December 31, 2025; issued and outstanding 1,672,562 at March 31, 2026 and December 31, 2025	17	17
Additional paid-in capital	143,520	143,194
Accumulated deficit	(14,829)	(15,238)
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(3,806)	(3,869)
Accumulated other comprehensive loss, net of tax	(7,175)	(6,105)
Treasury stock-at cost, 327,228 shares at March 31, 2026 and at December 31, 2025	(5,326)	(5,326)
Total Broadway Financial Corporation and Subsidiary stockholders’ equity	262,480	262,751
Non-controlling interest	192	206
Total liabilities and equity	$1,426,065	$1,345,569

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)
	Three Months Ended March 31,
	2026	2025
Interest income:
Interest and fees on loans receivable	$13,287	$13,117
Interest on available-for-sale securities	2,613	1,208
Other interest income	309	476
Total interest income	16,209	14,801

Interest expense:
Interest on deposits	5,990	4,199
Interest on borrowings	1,166	2,557
Total interest expense	7,156	6,756

Net interest income	9,053	8,045
Provision for credit losses	200	1,914
Net interest income after provision for credit losses	8,853	6,131

Non-interest income:
Service charges	44	43
Grants	107	25
Earnings on bank owned life insurance	255	11
Other	183	209
Total non-interest income	589	288

Non-interest expense:
Compensation and benefits	4,886	5,284
Occupancy expense	508	540
Information services	940	706
Professional services	586	700
Advertising and promotional expense	124	46
Supervisory costs	185	193
Corporate insurance	55	67
Amortization of core deposit intangible	76	79
Operational loss	–	1,943
Other	655	639
Total non-interest expense	8,015	10,197

Income (loss) before income taxes	1,427	(3,778)
Income tax expense (benefit)	282	(1,086)
Net income (loss)	$1,145	$(2,692)
Less: Net loss attributable to non-controlling interest	(14)	(3)
Net income (loss) attributable to Broadway Financial Corporation	$1,159	$(2,689)
Less: Preferred stock dividends	750	750
Net income (loss) attributable to common stockholders	$409	$(3,439)

Other comprehensive (loss) income, net of tax:
Unrealized (losses) gains on securities available-for-sale arising during the period	$(1,506)	$2,416
Income tax effect	(436)	701
Other comprehensive (loss) income, net of tax	(1,070)	1,715

Comprehensive loss	$(661)	$(1,724)

Earnings (loss) per common share-basic	$0.05	$(0.39)
Earnings (loss) per common share-diluted	$0.05	$(0.39)

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$1,145	$(2,692)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	200	1,914
Depreciation and amortization	108	102
Net change of deferred loan origination costs	126	114
Net accretion of premiums and discounts on available-for-sale securities	(166)	(57)
Accretion of purchase accounting marks on loans	(64)	(103)
Amortization of core deposit intangible	76	79
Director compensation expense-common stock	168	168
Stock-based compensation expense	134	99
ESOP compensation expense	88	50
Earnings on bank owned life insurance	(255)	(11)
Change in assets and liabilities:
Net change in deferred taxes	366	(1,113)
Net change in accrued interest receivable	(677)	(623)
Net change in other assets	3,026	102
Net change in accrued expenses and other liabilities	(3,148)	(2,377)
Net cash provided by (used in) operating activities	1,127	(4,348)

Cash flows from investing activities:
Net change in loans receivable held for investment	(42,984)	6,445
Principal payments on and maturities of available-for-sale securities	18,266	20,396
Purchases of available-for-sale securities	(46,874)	–
Purchase of FHLB stock	(4,647)	(2,684)
Proceeds from redemption of FHLB stock	8,065	7,705
Purchase of office properties and equipment	(33)	(15)
Net cash (used in) provided by investing activities	(68,207)	31,847

Cash flows from financing activities:
Net change in deposits	155,453	31,144
Net change in securities sold under agreements to repurchase	476	14,168
Dividends paid on ECIP preferred stock	(750)	(750)
Repayments of secured borrowings	–	(100)
Proceeds from FHLB borrowings	183,250	176,500
Repayments of FHLB borrowings	(255,250)	(294,032)
Net cash provided by (used in) financing activities	83,179	(73,070)
Net change in cash and cash equivalents	16,099	(45,571)
Cash and cash equivalents at beginning of the period	10,507	61,365
Cash and cash equivalents at end of the period	$26,606	$15,794
Supplemental disclosures of cash flow information:
Cash paid for interest	$7,185	$6,402

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Equity
(Unaudited)

	Three Months Ended March 31, 2026 and 2025
	Preferred Stock Non- Voting	Common Stock Voting	Common Stock Non- Voting	Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net	(Accumulated Deficit) Retained Earnings	Unearned ESOP Shares	Treasury Stock	Non- Controlling Interest	Total Equity
	(In thousands)
Balance at December 31, 2025	$150,000	$64	$31	$143,194	$(6,105)	$(15,238)	$(3,869)	$(5,326)	$206	$262,957
Net income (loss)	–	–	–	–	–	1,159	–	–	(14)	1,145
Release of unearned ESOP shares	–	–	–	25	–	–	63	–	–	88
Stock-based compensation expense	–	1	–	133	–	–	–	–	–	134
Director stock compensation expense	–	–	–	168	–	–	–	–	–	168
Dividends declared and paid - preferred	–	–	–	–	–	(750)	–	–	–	(750)
Other comprehensive loss, net of tax	–	–	–	–	(1,070)	–	–	–	–	(1,070)
Balance at March 31, 2026	$150,000	$65	$31	$143,520	$(7,175)	$(14,829)	$(3,806)	$(5,326)	$192	$262,672

Balance at December 31, 2024	$150,000	$63	$31	$142,902	$(11,223)	$12,727	$(4,201)	$(5,326)	$219	$285,192
Net loss	–	–	–	–	–	(2,689)	–	–	(3)	(2,692)
Release of unearned ESOP shares	–	–	–	1	–	–	49	–	–	50
Stock-based compensation expense	–	1	–	98	–	–	–	–	–	99
Director stock compensation expense	–	–	–	168	–	–	–	–	–	168
Dividends declared and paid - preferred	–	–	–	–	–	(750)	–	–	–	(750)
Other comprehensive income, net of tax	–	–	–	–	1,715	–	–	–	–	1,715
Balance at March 31, 2025	$150,000	$64	$31	$143,169	$(9,508)	$9,288	$(4,152)	$(5,326)	$216	$283,782

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for quarterly reports on Form 10-Q. These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, (the “2025 Form 10-K”) and, accordingly, should be read in conjunction with such audited consolidated financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

The Company operates one reportable segment — banking. The Company’s chief executive officer is its chief operating decision maker (“CODM”). The CODM assesses operating performance and manages the allocation of resources primarily based on the Company’s consolidated operating results and financial condition. The factors considered in making this determination include that all of the banking products and services offered by the Company are available in each branch of the Company, management does not allocate resources based on the performance of different lending or transaction activities, and how information is reviewed by the chief executive officer and other key decision makers. The CODM uses consolidated net income to benchmark the Company against its competitors and to monitor budget to actual results.  As a result, the Company determined that all services offered relate to banking.  Loans, investments, and deposits provide the revenues in the banking operation.  Interest expense, provisions for credit losses and payroll provide the significant expenses in the banking operation.  See the Company’s operating segment information in the  unaudited consolidated statements of financial condition and the unaudited consolidated statements of operations and comprehensive income.

Accounting Pronouncements Recently Issued

In November of 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-08 – Financial Instruments-Credit Losses (Topic 326): Purchased Loans. The amendments in this ASU expand the population of acquired financial assets subject to the “gross-up” approach in Accounting Standards Codification (“ASC”) Topic 326. In accordance with this ASC, loans (excluding credit card loans) acquired without evidence of credit deterioration since their origination that are deemed to be “seasoned” (as defined in the Codification) are determined to be “purchased seasoned loans” and are to be accounted for using the gross-up approach at acquisition. Prior to this ASU, for loans that were not determined to be purchased credit deteriorated loans, GAAP required that an allowance for credit losses be established for purchased loans through a provision for credit losses at the acquisition date. The gross-up approach allows an entity to record the acquisition-date allowance for credit losses for purchased seasoned loans through an offsetting addition to the amortized cost basis of the loan (rather than through the provision for credit losses). The ASU does not impact the accounting for loans that were acquired in periods prior to adoption of the ASU. The amendments in ASU 2025-08 will become effective for the Company in the first quarter of 2027; early adoption is permitted. The amendments in the ASU will not affect the Company’s accounting for loans in its portfolio on the date of adoption; however, loans acquired after the adoption date will be accounted for in accordance with the provisions of this ASU.

In December of 2025, the FASB issued ASU 2025-10 – Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. Prior to the issuance of this ASU, GAAP did not provide authoritative guidance about the recognition, measurement, and presentation of a grant received by a business entity from a government. The amendments in this ASU establish the accounting for a government grant received by a business entity, including guidance for (1) a grant related to an asset and (2) a grant related to income. The newly issued guidance requires that a government grant received by a business entity should not be recognized until: (1) it is probable that a business entity will comply with the conditions attached to the grant and that the grant will be received; and (2) a business entity meets the recognition guidance for a grant related to an asset or a grant related to income. The ASU also prescribes requirements for the subsequent income recognition, presentation matters, and financial statement disclosures related to government grants. The guidance in this ASU will be effective for the Company beginning on January 1, 2029. Early adoption is permitted. The requirements in this ASU are similar to the guidance that the Company has been applying for accounting for government grants by analogy to guidance issued by other accounting standard setters and authoritative bodies. The Company does not expect that the adoption of this guidance will materially impact its financial condition or results of operations.

5

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

Except as discussed below, our accounting policies are described in Note 1 – Summary of Significant Accounting Policies of our audited consolidated financial statements included in the 2025 Form 10-K.

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

During the quarter ended March 31, 2026, the Company transitioned from using the weighted average remaining maturity (“WARM”) method for measuring the ACL to a discounted cash flow (“DCF”) method. Concurrently, the Company also changed the way that qualitative factors are applied in the estimation of the ACL. These changes are intended to improve the precision of the expected credit loss calculations. These changes are considered a change in accounting estimate, rather than a change in accounting principle, as they result from an improved estimation methodology rather than a fundamental change in the underlying accounting framework.  The changes in estimation techniques and certain related inputs and assumptions used to estimate expected credit losses on the Company’s loan portfolio and unfunded commitments did not materially impact the Company’s results of operations or financial condition.

The Company’s DCF methodology incorporates a probability of default (“PD”) and loss given default (“LGD”) model, whereby PDs and LGDs are forecasted using economic scenarios over a reasonable and supportable period to generate estimates for cash flows expected to be collected over the estimated life of a loan. Estimates of future expected cash flows ultimately reflect assumptions made concerning net credit losses over the life of a loan. The model also incorporates management’s assumptions regarding prepayments and curtailments. The use of reasonable and supportable forecasts, including the determination of the appropriate length of the forecast horizon, requires significant judgment. Management leverages peer data as well as economic projections from an independent third party to inform and provide its reasonable and supportable economic forecasts. Other internal and external indicators of economic forecasts may also be considered by management when developing the forecast metrics.

The Company’s ACL model forecasts PD and LGD over a one-year time horizon, which the Company believes is a reasonable and supportable period. Beyond the one-year forecast time horizon, the Company’s ACL model reverts to historical long-term average loss rates over the remaining contractual periods. The duration of the forecast horizon, the period over which forecasts revert to long-term averages, the economic forecasts that management utilizes, as well as additional internal and external indicators of economic forecasts that management considers, may change over time depending on the nature and composition of the Company’s loan portfolio. Changes in economic forecasts, in conjunction with changes in loan specific attributes, impact a loan’s PD and LGD, which can drive changes in the determination of the ACL.

Expectations of future cash flows are discounted at the loan’s effective interest rate. The resulting ACL for a loan represents the amount by which the loan’s amortized cost exceeds the net present value of a loan’s discounted cash flows. The ACL is recorded through a charge to provision for credit losses and is reduced by charge-offs, net of recoveries on loans previously charged-off. It is the Company’s policy to charge-off loan balances at the time they have been deemed uncollectible.

Prior to March 31, 2026, the Company measured the ACL for each of its loan segments using the WARM method. The weighted average remaining life, including the effect of estimated prepayments, was calculated for each loan pool on a quarterly basis. The Company then estimated a loss rate for each pool using both its own historical loss experience and the historical losses of a group of peer institutions during the period from 2004 through the most recent quarter.

7

In conjunction with the conversion to DCF methodology, the bank has adopted a new scorecard-based methodology for estimating the qualitative reserve factors. The purpose of the qualitative scorecard is to provide a framework to reliably and consistently determine reasonable and supportable qualitative estimates of the expected credit losses in the current loan portfolio compared to losses expected from the quantitative analysis. The appropriate qualitative reserve is derived by loan segment from incremental risk statuses for each qualitative factor. The risk statuses in the scorecard range from “very low risk” to “critical risk.” A qualitative reserve allocation is made to each portfolio based on the risk assessment. All inputs and assumptions in the qualitative scorecard were individually assessed to determine the proper risk status, and all decisions were made independently of the previous qualitative analysis.

The Company’s ACL model also includes adjustments for qualitative factors, where appropriate. Qualitative adjustments may be related to and include, but are not limited to, factors such as: (i) changes in lending policies and procedures, including changes in underwriting standards and collections, charge-offs, and recapture practices; (ii) changes in international, national, regional, and local conditions; (iii) changes in the nature and volume of the portfolio and terms of loans; (iv) changes in the experience, depth, and ability of lending management; (v) changes in the volume and severity of past due loans and other similar conditions; (vi) changes in the quality of the organization’s loan review system; (vii) changes in the value of underlying collateral for collateral dependent loans; (viii) the existence and effect of any concentrations of credit and changes in the levels of such concentrations; and (ix) the effect of other external factors (i.e., competition, legal and regulatory requirements) on the level of estimated credit losses. These qualitative factors incorporate the concept of reasonable and supportable forecasts, as required by ASC 326.

The Company evaluates loans collectively for purposes of determining the ACL in accordance with ASC 326. Collective evaluation is based on aggregating loans deemed to possess similar risk characteristics. In certain instances, the Company may identify loans that it believes no longer possess risk characteristics similar to other loans in the loan portfolio. These loans are typically identified from those that have exhibited deterioration in credit quality, since the specific attributes and risks associated with such loans tend to become unique as the credit deteriorates. Such loans are typically nonperforming, downgraded to substandard or worse, and/or are deemed collateral dependent, where the ultimate repayment of the loan is expected to come from the operation of or eventual sale of the collateral. Loans that are deemed by management to no longer possess risk characteristics similar to other loans in the portfolio, or that have been identified as collateral dependent, are evaluated individually for purposes of determining an appropriate lifetime ACL. The Company uses the discounted cash flow approach, using the loan’s effective interest rate, for determining the ACL on individually evaluated loans, unless the loan is deemed collateral dependent, which requires evaluation based on the estimated fair value of the underlying collateral, less estimated selling costs. The Company may increase or decrease the ACL for collateral dependent loans based on changes in the estimated fair value of the collateral.

NOTE 2 – Earnings (Loss) Per Share and Equity

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

The following table shows how the Company computed basic and diluted earnings (loss) per share of common stock for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands, except share and per share data)
Net income (loss) attributable to Broadway Financial Corporation	$1,159	$(2,689)
Net (income) loss attributable to participating securities	(10)	64
Preferred stock dividends	(750)	(750)
Net income (loss) available to common stockholders	$399	$(3,375)

Weighted average common shares outstanding for basic earnings (loss) per common share	8,597,291	8,547,460
Add: Effects of unvested restricted stock awards	218,897	–
Weighted average common shares outstanding for diluted earnings (loss) per common share	8,816,188	8,547,460

Earnings (loss) per common share - basic	$0.05	$(0.39)
Earnings (loss) per common share - diluted	$0.05	$(0.39)

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

The purchase option may not be exercised during the first 10 years following the Company’s sale of the Series C Preferred Stock (“ECIP Period”) unless and until the Company meets at least one of the following three conditions (the “Threshold Conditions”): (1) an average of at least 60% of the Company’s loan originations qualify as “Deep Impact Lending” over any 16 consecutive quarters, (2) an average of at least 85% of the Company’s total originations qualify as “Qualified Lending” over any 24 quarters or (3) the Series C Preferred Stock has a dividend rate of no more than 0.5% at each of six consecutive “Reset Dates,” in each case as defined in the Option Agreement and the terms of the Series C Preferred Stock. In addition to satisfying a Threshold Condition, the Option Agreement requires that the Company meet certain other eligibility conditions in order to exercise the purchase option in the future, including compliance with the terms of the original ECIP purchase agreement and the terms of the Series C Preferred Stock, maintaining qualification as either a certified community development financial institution or a minority depository institution and satisfying other legal and regulatory criteria. Although the Company currently meets the general eligibility criteria, other than satisfying one of the Threshold Conditions, there can be no assurance that the Company will meet such criteria in the future. The Company may designate a mission aligned nonprofit affiliate as the purchaser of the Series C Preferred Stock under the terms of the Option Agreement.

The earliest possible date by which a Threshold Condition may be met is June 30, 2028 which is the end of the sixteenth consecutive quarter following the Original Closing Date and there can be no assurance if and when a Threshold Condition will be met.

The Company began paying quarterly dividends on the Series C Preferred Stock in the three month period ended June 30, 2024. Dividends on the Series C Preferred Stock totaled $750 thousand for both the three months ended March 31, 2026 and 2025, at a dividend rate of 2.0%.

NOTE 3 – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios as of the dates indicated and the corresponding amounts of unrealized gains and losses which were recognized in accumulated other comprehensive loss:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2026:
Federal agency mortgage-backed securities	$146,969	$405	$(7,552)	$139,822
Federal agency collateralized mortgage obligations (“CMO”)	80,696	257	(890)	80,063
Federal agency debt	24,416	14	(778)	23,652
Municipal bonds	4,757	–	(247)	4,510
U.S. Small Business Administration (“SBA”) pools	8,834	5	(1,090)	7,749
Asset-backed securities	8,973	–	(88)	8,885
Corporate bonds	19,500	30	(108)	19,422
Total available-for-sale securities	$294,145	$711	$(10,753)	$284,103
December 31, 2025:
Federal agency mortgage-backed securities	$120,372	$1,109	$(7,051)	$114,430
Federal agency CMOs	69,742	367	(652)	69,457
Federal agency debt	29,259	–	(846)	28,413
Municipal bonds	4,766	–	(244)	4,522
U. S. Treasuries	4,993	–	(6)	4,987
SBA pools	9,387	3	(1,115)	8,275
Asset-backed securities	9,352	3	(86)	9,269
Corporate bonds	17,500	57	(75)	17,482
Total available-for-sale securities	$265,371	$1,539	$(10,075)	$256,835

As of March 31, 2026, securities with a fair value of $83.0 million were pledged as collateral for securities sold under agreements to repurchase, securities with a market value of $7.5 million were pledged as collateral for D.C. Housing, securities with a market value of $4.1 million were pledged as collateral for D.C. Government, and securities with a market value of $142 thousand were pledged as collateral for FRB discount window.

As of December 31, 2025, securities with a fair value of $83.7 million were pledged as collateral for securities sold under agreements to repurchase, securities with a market value of $7.7 million were pledged as collateral for D.C. Housing, securities with a market value of $4.2 million were pledged as collateral for D.C. Government, and securities with a market value of $157 thousand were pledged as collateral for FRB discount window.

Accrued interest receivable on securities was $1.1 million and $745 thousand at March 31, 2026 and December 31, 2025, respectively, and is included in accrued interest receivable on the consolidated statements of financial condition.

At March 31, 2026, and December 31, 2025, there were no holdings of securities by any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The amortized cost and estimated fair value of all investment securities available-for-sale at March 31, 2026, by contractual maturities, are shown below. Contractual maturities may differ from expected maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Due in one year or less	$5,011	$–	$(88)	$4,923
Due after one year through five years	25,108	3	(970)	24,141
Due after five years through ten years	39,002	50	(860)	38,192
Due after ten years	225,024	658	(8,835)	216,847
	$294,145	$711	$(10,753)	$284,103

9

The table below indicates the length of time individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
March 31, 2026:
Federal agency mortgage-backed securities	$46,104	$(488)	$46,021	$(7,064)	$92,125	$(7,552)
Federal agency CMOs	22,924	(173)	11,906	(717)	34,830	(890)
Federal agency debt	2,510	(2)	18,085	(776)	20,595	(778)
Municipal bonds	–	–	4,510	(247)	4,510	(247)
SBA pools	183	(1)	7,103	(1,089)	7,286	(1,090)
Asset-backed securities	8,885	(88)	–	–	8,885	(88)
Corporate bonds	11,393	(108)	–	–	11,393	(108)
Total unrealized loss position investment securities	$91,999	$(860)	$87,625	$(9,893)	$179,624	$(10,753)

December 31, 2025:
Federal agency mortgage-backed securities	$7,197	$(26)	$47,717	$(7,025)	$54,914	$(7,051)
Federal agency CMOs	1,488	(2)	14,804	(650)	16,292	(652)
Federal agency debt	2,512	(3)	25,901	(843)	28,413	(846)
Municipal bonds	–	–	4,522	(244)	4,522	(244)
U. S. Treasuries	–	–	4,987	(6)	4,987	(6)
SBA pools	185	(1)	7,621	(1,114)	7,806	(1,115)
Asset-backed securities	7,208	(86)	–	–	7,208	(86)
Corporate bonds	7,425	(75)	–	–	7,425	(75)
Total unrealized loss position investment securities	$26,015	$(193)	$105,552	$(9,882)	$131,567	$(10,075)

At March 31, 2026, and December 31, 2025, all securities in the portfolio were current with their contractual principal and interest payments. At March 31, 2026, and December 31, 2025, there were no securities purchased with deterioration in credit quality since their origination. At March 31, 2026, and December 31, 2025, there were no collateral dependent securities.

The Company’s assessment of available-for-sale investment securities as of March 31, 2026 and December 31, 2025, indicated that an ACL was not required. The Company analyzed available-for-sale investment securities that were in an unrealized loss position and determined the decline in fair value for those securities was not related to credit, but rather related to changes in interest rates and general market conditions. As such, no ACL was recorded for available-for-sale securities as of March 31, 2026 or December 31, 2025. At March 31, 2026 and December 31, 2025, approximately 90% of the securities held by the Company were issued by U.S. government-sponsored entities and agencies.  Because the decline in fair value is attributable to changes in interest rates and liquidity, and not credit quality, and because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company did not record a provision for expected credit loss during the three months ended March 31, 2026 or 2025.

NOTE 4 – Loans Receivable Held for Investment

Loans receivable held for investment were as follows as of the periods indicated:

	March 31, 2026	December 31, 2025
	(In thousands)
Real estate:
Single-family	$19,735	$20,607
Multi-family	586,211	593,187
Commercial real estate	168,127	162,618
Church	8,922	9,015
Construction	71,286	72,979
Commercial – other	182,288	140,019
SBA loans	16,864	17,067
Consumer	17	38
Gross loans receivable before deferred loan costs and premiums	1,053,450	1,015,530
Unamortized net deferred loan costs and premiums	15,352	10,529
Gross loans receivable	1,068,802	1,026,059
Credit and interest marks on purchased loans, net	(31)	(95)
Allowance for credit losses	(9,509)	(9,424)
Loans receivable, net	$1,059,262	$1,016,540

Accrued interest receivable on loans receivable held for investment was $5.5 million and $5.2 million at March 31, 2026 and December 31, 2025, respectively, and is included in accrued interest receivable on the consolidated statements of financial condition.

The following tables summarize the activity in the allowance for credit losses on loans for the three months ended:
	March 31, 2026
	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance
	(In thousands)

Single-family	$132	$–	$–	$–	$132
Multi-family	4,782	–	–	(399)	4,383
Commercial real estate	1,193	–	–	510	1,703
Church	36	–	–	28	64
Construction	2,039	–	–	(353)	1,686
Commercial - other	900	–	–	558	1,458
SBA loans	342	(37)	–	(222)	83
Total	$9,424	$(37)	$–	$122	$9,509

	March 31, 2025
	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance
	(In thousands)

Single-family	$200	$–	$–	$(7)	$193
Multi-family	4,617	–	–	1,444	6,061
Commercial real estate	1,188	–	–	97	1,285
Church	54	–	–	(6)	48
Construction	1,564	–	–	(169)	1,395
Commercial - other	730	–	–	470	1,200
SBA loans	11	–	–	67	78
Total	$8,364	$–	$–	$1,896	$10,260

The Company recorded a provision for off-balance sheet loan commitments of $78 and $18 thousand for the three months ended March 31, 2026 and 2025, respectively.

The ACL increased from $9.4 million at December 31, 2025 to $9.5 million at March 31, 2026. This increase was primarily due to loan portfolio growth, including an increase in the commercial-other portfolio, and a shift toward higher-risk loans, including an increase in substandard loans within the construction and CRE portfolios and higher past-due levels in construction.  These factors were evaluated in the context of current conditions and reasonable and supportable forecasts for the Company’s loan classes (single family, multifamily, CRE, church, construction, SBA, consumer, and commercial-other).

The following tables present individually evaluated collateral dependent loans by collateral type as of the date indicated:

	March 31, 2026
	Single-Family	Multi-Family Residential	Church	Business Assets	Total
Real estate:	(In thousands)
Single-family	$424	$–	$–	$–	$424
Multi-family	–	2,094	–	–	2,094
Construction	–	8,168	–	–	8,168
Commercial - other	–	–	–	261	261
Total	$424	$10,262	$–	$261	$10,947

	December 31, 2025
	Single-Family	Multi-Family Residential	Church	Business Assets	Total
Real estate:	(In thousands)
Single-family	$424	$–	$–	$–	$424
Multi-family	–	2,094	–	–	2,094
Construction	–	8,168	–	–	8,168
Commercial - other	–	–	–	261	261
Total	$424	$10,262	$–	$261	$10,947

At March 31, 2026, $10.9 million of individually evaluated loans were evaluated based on the estimated fair value of the underlying collateral. These loans had an associated ACL of $1.2 million as of March 31, 2026. All of these collateral dependent loans were on non-accrual status at March 31, 2026.

At December 31, 2025, $10.9 million of individually evaluated loans were evaluated based on the estimated fair value of the underlying collateral. These loans had an associated ACL of $1.1 million as of December 31, 2025. All of these collateral dependent loans were on non-accrual status at December 31, 2025.
Past Due Loans

The following tables present the aging of the recorded investment in past due loans by loan type as of the dates indicated:

	March 31, 2026
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single-family	$259	$–	$424	$683	$19,075	$19,758
Multi-family	6,737	–	2,094	8,831	579,912	588,743
Commercial real estate	2,568	–	–	2,568	165,402	167,970
Church	–	–	–	–	8,932	8,932
Construction	7,920	15,675	8,168	31,763	39,307	71,070
Commercial - other	–	3,421	628	4,049	190,074	194,123
SBA loans	–	–	148	148	18,041	18,189
Consumer	–	–	–	–	17	17
Total	$17,484	$19,096	$11,462	$48,042	$1,020,760	$1,068,802

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single-family	$133	$–	$424	$557	$20,070	$20,627
Multi-family	6,162	–	2,094	8,256	587,535	595,791
Commercial real estate	–	–	–	–	162,445	162,445
Church	–	–	–	–	9,024	9,024
Construction	5,533	–	–	5,533	67,139	72,672
Commercial - other	–	367	261	628	146,366	146,994
SBA loans	–	–	222	222	18,246	18,468
Consumer	–	–	–	–	38	38
Total	$11,828	$367	$3,001	$15,196	$1,010,863	$1,026,059

The following tables present the recorded investment in non-accrual loans by loan type as of the dates indicated:
		March 31, 2026
	Non-accrual with no Allowance for Credit Losses	Non-accrual with an Allowance for Credit Losses	Total Non-accrual Loans
	(In thousands)
Loans receivable held for investment:
Commercial - other	$261	$367	$628
SBA loans	–	148	148
Single family	424	–	424
Multi-family	2,094	–	2,094
Construction	–	8,168	8,168
Total non-accrual loans	$2,779	$8,683	$11,462

		December 31, 2025
	Non-accrual with no Allowance for Credit Losses	Non-accrual with an Allowance for Credit Losses	Total Non-accrual Loans
	(In thousands)
Loans receivable held for investment:
Real Estate:
Single-family	$424	$–	$424
Multi-family	2,094	–	2,094
Construction	–	8,168	8,168
Commercial - other	261	–	261
SBA loans	–	222	222
Total non-accrual loans	$2,779	$8,390	$11,169

There were no loans 90 days or more delinquent that were accruing interest as of March 31, 2026 or December 31, 2025.

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

The following tables present the amortized cost basis and the financial effect of loans modified to borrowers experiencing financial difficulty during the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31, 2026
	Term Extension	Percentage of Total Loan Type	Weighted Average Term Extension
		(In Thousands)
Real estate:
Construction	$4,808	6.74%	6 months
Total	$4,808

	Three Months Ended March 31, 2025
	Term Extension	Percentage of Total Loan Type	Weighted Average Term Extension
		(In Thousands)
Real estate:
Commercial real estate	$792	0.48%	8 months
Construction	2,039	2.20%	8 months
Total	$2,831

None of the modified loans have defaulted during the three months ended March 31, 2026 or March 31, 2025. As of March 31, 2026, the Company has committed to lend an additional $237 thousand to one borrower whose loan was modified.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. For single-family residential, consumer, and other smaller balance homogeneous loans, a credit grade is established at inception, and generally only adjusted based on performance. Information about payment status is disclosed elsewhere herein. The Company analyzes all other loans individually by classifying the loans as to credit risk. The Company uses the following definitions for risk ratings:

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

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination as of the date indicated:
	Term Loans Amortized Cost Basis by Origination Year - As of March 31, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
	(In thousands)
Single-family:
Pass	$–	$–	$–	$530	$2,767	$13,876	$–	$17,173
Watch	–	–	–	–	–	861	–	861
Special Mention	–	–	–	–	–	134	–	134
Substandard	–	–	–	–	1,166	424	–	1,590
Total	$–	$–	$–	$530	$3,933	$15,295	$–	$19,758

Multi-family:
Pass	$–	$2,512	$63,367	$60,014	$169,336	$204,341	$–	$499,570
Watch	1,989	–	13,126	19,958	8,532	22,090	–	65,695
Special Mention	–	–	–	–	–	7,375	–	7,375
Substandard	–	–	–	1,139	6,561	6,324	–	14,024
Doubtful	–	–	–	–	2,079	–	–	2,079
Total	$1,989	$2,512	$76,493	$81,111	$186,508	$240,130	$–	$588,743

Commercial real estate:
Pass	$2,571	$23,909	$44,507	$13,690	$21,305	$42,976	$–	$148,958
Watch	–	–	4,147	2,360	–	1,200	–	7,707
Special Mention	–	–	–	–	–	3,446	–	3,446
Substandard	–	–	–	850	–	7,009	–	7,859
Total	$2,571	$23,909	$48,654	$16,900	$21,305	$54,631	$–	$167,970

Church:
Pass	$–	$–	$–	$2,300	$–	$5,697	$–	$7,997
Watch	–	–	–	352	–	583	–	935
Substandard	–	–	–	–	–	–	–	–
Total	$–	$–	$–	$2,652	$–	$6,280	$–	$8,932

Construction:
Watch	$1,069	$3,487	$10,280	$–	$–	$–	$–	$14,836
Special Mention	–	–	–	12,696	–	–	–	12,696
Substandard	–	–	–	13,149	25,882	4,507	–	43,538
Total	$1,069	$3,487	$10,280	$25,845	$25,882	$4,507	$–	$71,070

Commercial – other:
Pass	$15,015	$62,981	$21,264	$31,286	$8,682	$7,307	$–	$146,535
Watch	–	9,989	17,475	14,999	974	1,171	–	44,608
Special Mention	–	–	–	–	–	2,250	–	2,250
Substandard	–	–	–	–	–	730	–	730
Total	$15,015	$72,970	$38,739	$46,285	$9,656	$11,458	$–	$194,123

SBA:
Pass	$–	$3,732	$12,270	$1,417	$–	$57	$–	$17,476
Watch	–	–	565	–	–	–	–	565
Substandard	–	–	–	–	148	–	–	148
Doubtful	–	–	–	–	–	–	–	–
Total	$–	$3,732	$12,835	$1,417	$148	$57	$–	$18,189
YTD gross charge-offs	–	–	–	–	–	(37)	–	(37)

Consumer:
Pass	$17	$–	$–	$–	$–	$–	$–	$17
Total	$17	$–	$–	$–	$–	$–	$–	$17

Total loans:
Pass	$17,603	$93,134	$141,408	$109,237	$202,090	$274,254	$–	$837,726
Watch	3,058	13,476	45,593	37,669	9,506	25,905	–	135,207
Special Mention	–	–	–	12,696	–	13,205	–	25,901
Substandard	–	–	–	15,138	33,757	18,994	–	67,889
Doubtful	–	–	–	–	2,079	–	–	2,079
Total loans	$20,661	$106,610	$187,001	$174,740	$247,432	$332,358	$–	$1,068,802

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
	(In thousands)
Single-family:
Pass	$–	$–	$533	$2,785	$2,464	$12,806	$–	$18,588
Watch	–	–	–	–	–	867	–	867
Substandard	–	–	–	1,172	–	–	–	1,172
Total	$–	$–	$533	$3,957	$2,464	$13,673	$–	$20,627

Multi-family:
Pass	$2,519	$63,728	$64,468	$164,533	$122,938	$82,514	$–	$500,700
Watch	–	13,169	16,343	14,299	9,979	23,162	–	76,952
Special Mention	–	–	–	–	1,774	1,235	–	3,009
Substandard	–	–	1,343	6,572	4,332	804	–	13,051
Doubtful	–	–	–	2,079	–	–	–	2,079
Total	$2,519	$76,897	$82,154	$187,483	$139,023	$107,715	$–	$595,791
YTD gross charge-offs	$–	$–	$–	$(1,143)	$–	$–	$–	$(1,143)

Commercial real estate:
Pass	$20,019	$48,758	$13,741	$21,476	$24,284	$20,415	$–	$148,693
Watch	–	–	2,363	–	–	–	–	2,363
Special Mention	–	–	854	–	–	3,475	–	4,329
Substandard	–	–	–	$–	$6,288	772	$–	$7,060
Total	$20,019	$48,758	$16,958	$21,476	$30,572	$24,662	$–	$162,445

Church:
Pass	$–	$–	$2,330	$–	$2,091	$3,652	$–	$8,073
Watch	–	–	357	–	–	594	–	951
Substandard	–	–	–	–	–	–	–	–
Total	$–	$–	$2,687	$–	$2,091	$4,246	$–	$9,024

Construction:
Watch	$6,700	$9,232	$–	$–	$–	$–	$–	$15,932
Special Mention	–	–	12,983	5,533	–	–	–	18,516
Substandard	–	–	12,634	21,073	2,519	1,998	–	38,224
Total	$6,700	$9,232	$25,617	$26,606	$2,519	$1,998	$–	$72,672

Commercial – other:
Pass	$43,037	$21,347	$18,837	$8,834	$–	$7,341	$–	$99,396
Watch	9,984	17,469	14,993	1,000	–	1,171	–	44,617
Special Mention	–	–	–	–	–	2,617	–	2,617
Substandard	–	–	–	–	103	261	–	364
Total	$53,021	$38,816	$33,830	$9,834	$103	$11,390	$–	$146,994

SBA:
Pass	$3,789	$12,415	$1,452	$–	$–	$19	$–	$17,675
Substandard	–	571	–	148	–	–	–	719
Doubtful	–	–	–	–	–	74	–	74
Total	$3,789	$12,986	$1,452	$148	$–	$93	$–	$18,468
YTD gross charge-offs	$–	$–	$–	$–	$–	$(36)	$–	$(36)

Consumer:
Pass	$38	$–	$–	$–	$–	$–	$–	$38
Total	$38	$–	$–	$–	$–	$–	$–	$38

Total loans:
Pass	$69,402	$146,248	$101,361	$197,628	$151,777	$126,747	$–	$793,163
Watch	16,684	39,870	34,056	15,299	9,979	25,794	–	141,682
Special Mention	–	–	13,837	5,533	1,774	7,327	–	28,471
Substandard	–	571	13,977	28,965	13,242	3,835	–	60,590
Doubtful	–	–	–	2,079	–	74	–	2,153
Total loans	$86,086	$186,689	$163,231	$249,504	$176,772	$163,777	$–	$1,026,059

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

The allowance for off-balance sheet commitments was $302 thousand and $224 thousand at March 31, 2026 and December 31, 2025, respectively.

NOTE 5 – Goodwill and Core Deposit Intangible

The following tables present the changes in the carrying amounts of goodwill and core deposit intangibles for the three months ended March 31, 2026 and 2025:

March 31, 2026
Core Deposit Intangible
(In thousands)
Balance at the beginning of the period	$1,460
Impairment	–
Amortization	(76)
Balance at the end of the period	$1,384

	March 31, 2025
	Goodwill	Core Deposit Intangible
	(In thousands)
Balance at the beginning of the period	$25,858	$1,775
Amortization	–	(79)
Balance at the end of the period	$25,858	$1,696

The carrying amount of the core deposit intangible consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Core deposit intangible acquired	$3,329	$3,329
Less: Accumulated amortization	(1,945)	(1,869)
	$1,384	$1,460

The following table outlines the estimated amortization expense for the core deposit intangible during the next five fiscal years (in thousands):

Remainder of 2026	$228
2027	291
2028	279
2029	267
2030	256
Thereafter	63
$1,384

Management engaged a third party to complete the goodwill impairment testing as of September 30, 2025 which indicated that goodwill was impaired and a $25.9 million goodwill impairment charge was recorded in the quarter ending September 30, 2025.

Note 6 – Derivatives

The Company utilizes interest rate swap agreements with commercial banking customers to facilitate their interest rate management strategies.  The Company entered into corresponding offsetting derivatives with third parties.  While these derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.

The Company presents derivatives on a gross basis on the consolidated statements of financial condition.  The notional amount of the interest rate swaps does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.  The following tables present the amounts recorded on the consolidated statements of financial condition related to the Company’s interest rate swaps.

	As of March 31, 2026
	Notional Amount	Fair Value	Consolidated Statements of Financial Condition Category
	(In thousands)
Derivatives in an asset position:
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	$17,000	$17	Other Assets
Total derivatives in an asset position	$17,000	$17

Derivatives in a liability position:
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	$17,000	$17
Total derivatives in a liability position	$17,000	$17	Accrued Expenses and Other Liabilities

	As of December 31, 2025
	Notional Amount	Fair Value	Consolidated Statements of Financial Condition Category
	(In thousands)
Derivatives in an asset position:
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	$17,000	$105	Other Assets
Total derivatives in an asset position	$17,000	$105

Derivatives in a liability position:
Derivatives not designated as hedging instruments:
Interest rate swaps related to customer loans	$17,000	$105
Total derivatives in a liability position	$17,000	$105	Accrued Expenses and Other Liabilities

NOTE 7 – Borrowings

The Bank enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Bank may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Bank to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated statements of financial condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. These agreements mature on a daily basis. As of March 31, 2026 securities sold under agreements to repurchase totaled $81.2 million at an average rate of 3.67%. The fair value of securities pledged totaled $83.0 million as of March 31, 2026. As of December 31, 2025, securities sold under agreements to repurchase totaled $80.8 million at an average rate of 3.66%. The fair value of securities pledged totaled $83.7 million as of December 31, 2025.

At December 31, 2025, the Company had outstanding advances from the FHLB totaling $72.0 million. There were no advances from the FHLB outstanding as of March 31, 2026. The weighted average interest rate was 3.79% as of December 31, 2025. The weighted average contractual maturity was less than one month as of December 31, 2025. Loans with unpaid balances of $443.1 million and $448.6 million at March 31, 2026 and December 31, 2025, respectively, were pledged to secure FHLB advances. The Company is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets to the extent the Company provides qualifying collateral and holds sufficient FHLB stock. Based on collateral pledged and FHLB stock held, the Company was eligible to borrow $246.0 million as of March 31, 2026.

In addition, the Company had additional lines of credit of $10.0 million with other financial institutions as of March 31, 2026 and December 31, 2025. These lines of credit are unsecured, bear interest at the Federal funds rate as of the date of utilization and mature in 30 days.  There were no amounts outstanding under these lines of credit as of March 31, 2026 or December 31, 2025.

NOTE 8 – Fair Value

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
At March 31, 2026:
Securities available-for-sale:
Federal agency mortgage-backed securities	$–	$139,822	$–	$139,822
Federal agency CMOs	–	80,063	–	80,063
Federal agency debt	–	23,652	–	23,652
Municipal bonds	–	4,510	–	4,510
U.S. Treasuries	–	–	–	–
SBA pools	–	7,749	–	7,749
Asset-backed securities	–	8,885	–	8,885
Corporate bonds	–	19,422	–	19,422
Interest rate swap asset	–	17	–	17
Interest rate swap liability	–	(17)	–	(17)

At December 31, 2025:
Securities available-for-sale:
Federal agency mortgage-backed securities	$–	$114,430	$–	$114,430
Federal agency CMOs	–	69,457	–	69,457
Federal agency debt	–	28,413	–	28,413
Municipal bonds	–	4,522	–	4,522
U.S. Treasuries	4,987	–	–	4,987
SBA pools	–	8,275	–	8,275
Asset-backed securities	–	9,269	–	9,269
Corporate bonds	–	17,482	–	17,482
Interest rate swap asset	–	105	–	105
Interest rate swap liability	–	(105)	–	(105)

There were no transfers between Level 1, Level 2, or Level 3 during the three months ended March 31, 2026 and 2025.

Assets Measured on a Nonrecurring Basis

The Company measures certain assets at fair value on a nonrecurring basis and the following is a general description of the methods used to value such assets.

Collateral-Dependent Loans - The fair value of collateral-dependent loans with specific allocations of the allowance for credit losses is generally based on recent appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying loans and result in a Level 3 classification.

The table below presents assets measured at fair value on a nonrecurring basis.
	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
At March 31, 2026:
Collateral dependent loans: Real estate:
Single-family	$–	$–	$424	$424
Multi-family	–	–	2,094	2,094
Construction	–	–	7,435	7,435
Commercial - other	–	–	261	261

The following table represents quantitative information about Level 3 fair value assumptions for assets measured at fair value on a non-recurring basis at March 31, 2026.

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
	(In thousands)
At March 31, 2026:
Collateral dependent loans: Real estate:
Single-family	$424	Market approach	Adjustments to market data	5% - 10%
Multi-family	2,094	Market approach	Adjustments to market data	5% - 10%
Construction	7,435	Market approach	Adjustments to market data	5% - 10%
Commercial - other	261	Market approach	Adjustments to market data	5% - 10%

The table below presents assets measured at fair value on a nonrecurring basis.

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
At December 31, 2025:
Collateral dependent loans: Real estate:
Single-family	$–	$–	$424	$424
Multi-family	–	–	2,094	2,094
Construction	–	–	7,435	7,435
Commercial - other	–	–	138	138

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

Fair Values of Financial Instruments

The following tables present the carrying amount, fair value, and level within the fair value hierarchy of the Company’s financial instruments as of March 31, 2026 and December 31, 2025.

		Fair Value Measurements at March 31, 2026
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$26,606	$26,606	$–	$–	$26,606
Securities available-for-sale	284,103	–	284,103	–	284,103
Loans receivable held for investment	1,059,262	–	–	1,021,921	1,021,921
Accrued interest receivable	6,676	84	1,130	5,462	6,676
Interest rate swaps	17	–	17	–	17

Financial Liabilities:
Non interest bearing demand deposits	$98,245	$–	$98,245	$–	$98,245
Interest bearing demand deposits	664,334	–	664,334	–	664,334
Time deposits	310,477	–	310,136	–	310,136
FHLB borrowings	–	–	–	–	–
Secured borrowings	–	–	–	–	–
Securities sold under agreements to repurchase	81,249	–	81,249	–	81,249
Accrued interest payable	1,604	–	1,604	–	1,604
Interest rate swaps	17	–	17	–	17

		Fair Value Measurements at December 31, 2025
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$10,507	$10,507	$–	$–	$10,507
Securities available-for-sale	256,835	4,987	251,848	–	256,835
Loans receivable held for investment	1,016,540	–	–	1,002,049	1,002,049
Accrued interest receivable	5,999	36	800	5,163	5,999
Interest rate swaps	105	–	105	–	105

Financial Liabilities:
Non-interest-bearing demand deposits	$105,835	$–	$105,835	$–	$105,835
Interest-bearing demand deposits	512,034	–	512,034	–	512,034
Time deposits	299,734	–	299,434	–	299,434
FHLB advances	72,000	–	72,019	–	72,019
Securities sold under agreements to repurchase	80,773	–	80,773	–	80,773
Accrued interest payable	1,633	–	1,633	–	1,633
Interest rate swaps	105	–	105	–	105

In accordance with ASC 820, the fair value of financial assets and liabilities was measured using an exit price notion. Although the exit price notion represents the value that would be received to sell an asset or paid to transfer a liability, the actual price received for a sale of assets or paid to transfer liabilities could be different from exit price disclosed.

NOTE 9 – Stock-based Compensation

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

Stock-based compensation is recognized on a straight-line basis over the vesting period. During the three months ended March 31, 2026 and 2025, the Company recorded $134 thousand and $99 thousand of stock-based compensation expense, respectively. During both the three months ended March 31, 2026 and 2025, the Company recorded $168 thousand of director stock compensation expense, which was determined using the fair value of the stock on the dates of the awards.

As of March 31, 2026, 485,632 shares had been awarded under the Amended and Restated LTIP and 163,507 shares were available to be awarded.  The following tables present unvested stock award activity during the three months ended March 31, 2026 and 2025:

	Three months ended
	March 31, 2026	March 31, 2025

Outstanding at the beginning of the period	149,705	184,874
Granted during period	123,634	111,527
Forfeited during period	(5,183)	(710)
Vested during period	(55,186)	(62,827)
Outstanding at the end of the period	212,970	232,864

During the three months ended March 31, 2026, 12,500 stock options were forfeited.  No stock options were granted, exercised or expired during the three months ended March 31, 2025.

No stock options were outstanding or exercisable at March 31, 2026.  The Company did not record any stock-based compensation expense related to stock options during the three months ended March 31, 2026 or 2025.

NOTE 10 – ESOP Plan

Employees participate in an ESOP after attaining certain age and service requirements. During 2022, the ESOP purchased 58,369 shares of the Company’s common stock at an average cost of $8.57 per share for a total cost of $500 thousand which was funded with a $5 million line of credit from the Company. During 2023, the ESOP purchased 369,953 additional shares of the Company’s common stock at an average cost of $9.19 per share for a total cost of $3.4 million which was funded with the line of credit. Any loans or borrowings under the line of credit will be repaid from the Bank’s discretionary contributions to the ESOP, net of dividends paid, over a period of 20 years. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. When loan payments are made, shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid‑in capital. Dividends on allocated shares increase participant accounts. Dividends on unallocated shares will be used to repay the loan. At the end of employment, participants will receive shares for their vested balance. Compensation expense related to the ESOP was $88 thousand and $50 thousand for the three months ended March 31, 2026 and 2025, respectively.

Shares held by the ESOP were as follows:

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Allocated to participants	118,478	124,968
Committed to be released	62,058	55,568
Suspense shares	406,108	406,108
Total ESOP shares	586,644	586,644
Fair value of unearned shares	$2,948	$3,005

The value of unearned shares, which are reported as Unearned ESOP shares in the equity section of the consolidated statements of financial condition, was $3.8 million and $3.9 million at March 31, 2026 and December 31, 2025, respectively.

NOTE 11 – Regulatory Matters

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

	Actual		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2026:
Community Bank Leverage Ratio	$193,077	14.06%	$123,597	9.00%
December 31, 2025:
Community Bank Leverage Ratio	$191,336	14.09%	$122,184	9.00%

At March 31, 2026, the Company and the Bank met all the capital adequacy requirements to which they were subject. In addition, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since March 31, 2026 that would materially adversely change the Bank’s capital classifications. From time to time, the Bank may need to raise additional capital to support its further growth and to maintain its “well capitalized” status.

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

At March 31, 2026, the Company maintained a $449 thousand valuation allowance on its deferred tax assets because the number of shares sold in the private placements completed on April 6, 2021 triggered limitations on the use of certain tax attributes under the Section 382 of the federal tax code. The ability to use net operating losses (“NOLs”) to offset future taxable income will be restricted and these NOLs could expire or otherwise be unavailable. In general, under Section 382 of the Code and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period.

The Company recorded income tax expense of $282 thousand for the first quarter of 2026, compared to an income tax benefit of $1.1 million for the first quarter of 2025.  The increase in income tax expense reflected an increase in pre-tax income of $5.2 million between the two periods. The effective tax rate was 19.76% for the first quarter of 2026, compared to 28.75% for the first quarter of 2025.

NOTE 13 – Concentrations

The Bank has a significant concentration of deposits with five customers that accounted for approximately 40% and 28% of its deposits as of March 31, 2026 and December 31, 2025, respectively. The Bank also has a significant concentration of short-term borrowings from one customer that accounted for 92% and 91% of the outstanding balance of securities sold under agreements to repurchase as of March 31, 2026 and December 31, 2025, respectively.

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

Multi‑family loans represented 55.65% of our gross loan portfolio at March 31, 2026 compared to 58.41% of our gross loan portfolio at December 31, 2025. We seek to mitigate the risks associated with multi‑family loans by applying appropriate underwriting requirements, which include limitations on loan‑to‑value ratios and debt service coverage ratios. Under our underwriting policies, loan‑to‑value ratios on our multi‑family loans usually do not exceed 75% of the lower of the purchase price or the appraised value of the underlying property. We also generally require minimum debt service coverage ratios of 120% for multi‑family loans. Properties securing multi‑family loans are appraised by management‑approved independent appraisers. Title insurance is required on all loans.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part I, Item 1 “Financial Statements,” of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). Certain statements herein are forward-looking statements within the meaning of Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the U.S. Securities Act of 1933, as amended that reflect our current views with respect to future events and financial performance. Forward-looking statements typically include words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “may,” “will,” “could,” “should,” “believes,” “potential,” “continue,” “prospects,” “ability,” “looking,” “forward,” “invest,” “grow,” “improve,” “likely” and other similar expressions. These forward-looking statements are subject to risks and uncertainties, which could cause actual future results to differ materially from historical results or from those anticipated or implied by such statements. Readers should not place undue reliance on these forward-looking statements, which speak only as of their dates or, if no date is provided, then as of the date of this Form 10-Q. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except to the extent required by law.

Critical Accounting Policies and Estimates

Critical accounting policies are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations under different assumptions and conditions. This discussion highlights those accounting policies that management considers critical. All accounting policies are important; therefore, you are encouraged to review each of the policies included in Note 1 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in our 2025 Form 10-K to gain a better understanding of how our financial performance is measured and reported. Management has identified the Company’s critical accounting policies as follows:

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

During the quarter ended March 31, 2026, the Company transitioned from using the weighted average remaining maturity (“WARM”) method for measuring the ACL to a discounted cash flow (“DCF”) method. Concurrently, the Company also changed the way that qualitative factors are applied in the estimation of the ACL. These changes are intended to improve the precision of the expected credit loss calculations. These changes are considered a change in accounting estimate, rather than a change in accounting principle, as they result from an improved estimation methodology rather than a fundamental change in the underlying accounting framework. The changes in estimation techniques and certain related inputs and assumptions used to estimate expected credit losses on the Company’s loan portfolio and unfunded commitments did not materially impact the Company’s results of operations or financial condition.

The Company’s DCF methodology incorporates a probability of default (“PD”) and loss given default (“LGD”) model, whereby PDs and LGDs are forecasted using economic scenarios over a reasonable and supportable period to generate estimates for cash flows expected to be collected over the estimated life of a loan. Estimates of future expected cash flows ultimately reflect assumptions made concerning net credit losses over the life of a loan. The model also incorporates management’s assumptions regarding prepayments and curtailments. The use of reasonable and supportable forecasts, including the determination of the appropriate length of the forecast horizon, requires significant judgment. Management leverages peer data as well as economic projections from an independent third party to inform and provide its reasonable and supportable economic forecasts. Other internal and external indicators of economic forecasts may also be considered by management when developing the forecast metrics.

The Company’s ACL model forecasts PD and LGD over a one-year time horizon, which the Company believes is a reasonable and supportable period. Beyond the one-year forecast time horizon, the Company’s ACL model reverts to historical long-term average loss rates over the remaining contractual periods. The duration of the forecast horizon, the period over which forecasts revert to long-term averages, the economic forecasts that management utilizes, as well as additional internal and external indicators of economic forecasts that management considers, may change over time depending on the nature and composition of the Company’s loan portfolio. Changes in economic forecasts, in conjunction with changes in loan specific attributes, impact a loan’s PD and LGD, which can drive changes in the determination of the ACL.

Expectations of future cash flows are discounted at the loan’s effective interest rate. The resulting ACL for a loan represents the amount by which the loan’s amortized cost exceeds the net present value of a loan’s discounted cash flows. The ACL is recorded through a charge to provision for credit losses and is reduced by charge-offs, net of recoveries on loans previously charged-off. It is the Company’s policy to charge-off loan balances at the time they have been deemed uncollectible.

Prior to March 31, 2026, the Company measured the ACL for each of its loan segments using the WARM method. The weighted average remaining life, including the effect of estimated prepayments, was calculated for each loan pool on a quarterly basis. The Company then estimated a loss rate for each pool using both its own historical loss experience and the historical losses of a group of peer institutions during the period from 2004 through the most recent quarter.

In conjunction with the conversion to DCF methodology, the bank has adopted a new scorecard-based methodology for estimating the qualitative reserve factors. The purpose of the qualitative scorecard is to provide a framework to reliably and consistently determine reasonable and supportable qualitative estimates of the expected credit losses in the current loan portfolio compared to losses expected from the quantitative analysis. The appropriate qualitative reserve is derived by loan segment from incremental risk statuses for each qualitative factor. The risk statuses in the scorecard range from “very low risk” to “critical risk.” A qualitative reserve allocation is made to each portfolio based on the risk assessment. All inputs and assumptions in the qualitative scorecard were individually assessed to determine the proper risk status, and all decisions were made independently of the previous WARM qualitative analysis.

The Company’s ACL model also includes adjustments for qualitative factors, where appropriate. Qualitative adjustments may be related to and include, but are not limited to, factors such as: (i) changes in lending policies and procedures, including changes in underwriting standards and collections, charge-offs, and recapture practices; (ii) changes in international, national, regional, and local conditions; (iii) changes in the nature and volume of the portfolio and terms of loans; (iv) changes in the experience, depth, and ability of lending management; (v) changes in the volume and severity of past due loans and other similar conditions; (vi) changes in the quality of the organization’s loan review system; (vii) changes in the value of underlying collateral for collateral dependent loans; (viii) the existence and effect of any concentrations of credit and changes in the levels of such concentrations; and (ix) the effect of other external factors (i.e., competition, legal and regulatory requirements) on the level of estimated credit losses. These qualitative factors incorporate the concept of reasonable and supportable forecasts, as required by ASC 326.

The Company evaluates loans collectively for purposes of determining the ACL in accordance with ASC 326. Collective evaluation is based on aggregating loans deemed to possess similar risk characteristics. In certain instances, the Company may identify loans that it believes no longer possess risk characteristics similar to other loans in the loan portfolio. These loans are typically identified from those that have exhibited deterioration in credit quality, since the specific attributes and risks associated with such loans tend to become unique as the credit deteriorates. Such loans are typically nonperforming, downgraded to substandard or worse, and/or are deemed collateral dependent, where the ultimate repayment of the loan is expected to come from the operation of or eventual sale of the collateral. Loans that are deemed by management to no longer possess risk characteristics similar to other loans in the portfolio, or that have been identified as collateral dependent, are evaluated individually for purposes of determining an appropriate lifetime ACL. The Company uses the discounted cash flow approach, using the loan’s effective interest rate, for determining the ACL on individually evaluated loans, unless the loan is deemed collateral dependent, which requires evaluation based on the estimated fair value of the underlying collateral, less estimated selling costs. The Company may increase or decrease the ACL for collateral dependent loans based on changes in the estimated fair value of the collateral.

Overview

Total assets increased by $80.5 million at March 31, 2026, compared to December 31, 2025, reflecting increases in net loans of $42.7 million, securities available-for-sale of $27.3 million and cash and cash equivalents of $16.1 million. The increases in net loans and securities available-for-sale were mainly due to purchases of loans and securities available-for-sale.

Loans held for investment, net of the ACL, increased by $42.7 million to $1.1 billion at March 31, 2026, compared to $1.0 billion at December 31, 2025.  The increase was primarily due to loan purchases.

Deposits increased by $155.5 million, or 16.9%, to $1.1 billion at March 31, 2026, from $917.6 million at December 31, 2025, due to participation in an online financial platform that serves as a marketplace for high-yield savings and CD accounts.  The increase in deposits was attributable to increases of $198.1 million in savings deposits and $11.1 million in certificates of deposit accounts, partially offset by decreases of $48.5 million in liquid deposits (demand, interest checking, and money market accounts), $4.8 million in Insured Cash Sweep (“ICS”) deposits (ICS deposits are the Bank’s money market deposit accounts in excess of Federal Deposit Insurance Corporation (“FDIC”) insured limits whereby the Bank makes reciprocal arrangements for insurance with other banks), and $319 thousand in Certificate of Deposit Registry Service (“CDARS”) deposits (CDARS deposits are similar to ICS deposits, but involve certificates of deposit, instead of money market accounts).

Borrowings decreased by $72.0 million from December 31, 2025 to March 31, 2026, due to paying off FHLB advances.

Net income attributable to common stockholders increased to $409 thousand, or $0.05 per diluted share, during the first quarter of 2026 after deducting preferred dividends of $750 thousand, compared to net loss attributable to common stockholders of $3.4 million, or ($0.39) per diluted share, for the first quarter of 2025 after deducting preferred dividends of $750 thousand.  Diluted income per common share was $0.05 for the first quarter of 2026, compared to ($0.39) of loss per diluted common share for the first quarter of 2025.  Diluted income per common share for both the first quarter of 2026 and the first quarter of 2025 reflects preferred dividends of $0.09 per diluted common share.

For the three months ended March 31, 2026, the Company reported consolidated net income before preferred dividends of $1.2 million, or $0.13 per diluted share, compared to consolidated net loss before preferred dividends of $2.7 million, or ($0.31) per diluted share, for the first quarter of 2025, representing an improvement of $3.9 million.  “Net income before preferred dividends” and “Earnings per common share – diluted before preferred dividends” are considered to be non-GAAP measures. See “Use of Non-GAAP Financial Measures” section of this Form 10-Q for a reconciliation of these amounts to the associated GAAP financial measure.

Results of Operations

Net Interest Income

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

Net interest income totaled $9.1 million, representing an increase of $1.0 million, or 12.5%, from net interest income of $8.0 million for the first quarter of 2025.  The increase resulted from a $1.4 million increase in interest income, due to a $1.4 million increase in interest income on available-for-sale securities due to an increase in the average balance of available-for-sale securities and the average rate earned on available-for-sale securities.  Further, interest expense on borrowings decreased $1.4 million due to a decrease in the average balance of borrowings.  These increases in net interest income were partially offset by a $1.8 million increase in interest expense on deposits due to an increase in the average balance of deposits and the average rate paid on deposits.

The net interest margin increased to 2.75% for the first quarter of 2026 from 2.63% for the first quarter of 2025, due to an increase in the average rate earned on interest-earning assets, which increased to 4.93% for the first quarter of 2026 from 4.84% for the first quarter of 2025, and a decrease in the cost of funds, which decreased to 2.91% for the first quarter of 2026 from 3.06% for the first quarter of 2025.

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

	For the Three Months Ended
	March 31, 2026			March 31, 2025
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Interest-bearing deposits	$22,560	$201	3.61%	$28,958	$312	4.37%
Securities	265,415	2,613	3.99%	196,463	1,208	2.49%
Loans receivable, net (1)	1,039,076	13,287	5.19%	1,003,730	13,117	5.30%
FRB and FHLB stock	6,642	108	6.59%	11,188	164	5.94%
Total interest-earning assets	1,333,693	$16,209	4.93%	1,240,339	$14,801	4.84%
Non-interest-earning assets	42,377			50,173
Total assets	$1,376,070			$1,290,512

Liabilities and Equity
Interest-bearing liabilities:
Money market deposits	$191,248	$1,047	2.22%	$119,101	$257	0.88%
Savings deposits	102,463	631	2.50%	48,712	68	0.57%
Interest checking and other demand deposits	264,446	1,619	2.48%	255,647	1,911	3.03%
Certificate accounts	313,330	2,693	3.49%	224,317	1,963	3.55%
Total deposits	871,487	5,990	2.79%	647,777	4,199	2.63%
FHLB borrowings	44,072	421	3.87%	149,135	1,529	4.16%
Other borrowings	82,359	745	3.67%	98,525	1,028	4.23%
Total borrowings	126,431	1,166	3.74%	247,660	2,557	4.19%
Total interest-bearing liabilities	997,918	$7,156	2.91%	895,437	$6,756	3.06%
Non-interest-bearing liabilities	113,688			108,638
Equity	264,464			286,437
Total liabilities and equity	$1,376,070			$1,290,512

Net interest rate spread (2)		$9,053	2.02%		$8,045	1.78%
Net interest rate margin (3)			2.75%			2.63%
Ratio of interest-earning assets to interest-bearing liabilities			133.65%			138.52%

(1)	Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs and loan premiums.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

Provision for Credit Losses

For the three months ended March 31, 2026, the Company recorded a provision for credit losses of $200 thousand, compared to $1.9 million for the three months ended March 31, 2025.  This decrease was largely attributed to a reduction in required reserves on individually evaluated loans, as a specific reserve was recorded on a non‑accrual loan during the first quarter of 2025.

The Company recorded a provision for off-balance sheet loan commitments of $78 thousand and $18 thousand for the three months ended March 31, 2026 and 2025, respectively.

The ACL increased from $9.4 million at December 31, 2025 to $9.5 million at March 31, 2026. This increase was primarily due to loan portfolio growth, including an increase in the commercial-other portfolio, and a shift toward higher-risk loans, including an increase in substandard loans within the construction and CRE portfolios and higher past-due levels in construction.  These factors were evaluated in the context of current conditions and reasonable and supportable forecasts for the Company’s loan classes (single family, multifamily, CRE, church, construction, SBA, consumer, and commercial-other).

The Company had six non-accrual loans at March 31, 2026 with an unpaid principal balance of $11.5 million. Credit quality remains strong with non-accrual loans as a percentage of total loans at 1.07% and non-performing assets to total assets of 0.80%.

Non-interest Expense

Non-interest expense was $8.0 million for the first quarter of 2026, compared to $10.2 million for the first quarter of 2025, representing a decrease of $2.2 million, or 21.4%. The decrease was primarily due to the $1.9 million operational loss incurred in the first quarter of 2025 as well as a $398 thousand decrease in compensation and benefits expense.

Income Taxes

The Company recorded income tax expense of $282 thousand for the first quarter of 2026, compared to an income tax benefit of $1.1 million for the first quarter of 2025.  The increase in income tax expense reflected an increase in pre-tax income of $5.2 million between the two periods. The effective tax rate was 19.76% for the first quarter of 2026, compared to 28.75% for the first quarter of 2025.

Financial Condition

Total Assets

Total assets increased by $80.5 million at March 31, 2026 compared to December 31, 2025, reflecting increases in net loans of $42.7 million, securities available-for-sale of $27.3 million and cash and cash equivalents of $16.1 million.

Securities Available-For-Sale

Securities available-for-sale totaled $284.1 million at March 31, 2026, compared to $256.8 million at December 31, 2025. The $27.3 million increase in securities available-for-sale during the three months ended March 31, 2026 was primarily due to securities purchases.

The table below presents the carrying amount, weighted average yields and contractual maturities of our securities as of March 31, 2026. The table reflects stated final maturities and does not reflect scheduled principal payments or expected payoffs.

	March 31, 2026
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		More Than Ten Years		Total
	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield
	(Dollars in thousands)
Available‑for‑sale:
Federal agency mortgage‑backed securities	$11	3.01%	$2,032	1.17%	$8,968	1.98%	$128,811	4.14%	$139,822	3.96%
Federal agency CMOs	–	–	2,371	4.05%	6,746	3.76%	70,946	4.67%	80,063	4.58%
Federal agency debt	4,912	1.39%	15,684	1.91%	3,056	4.14%	–	–	23,652	2.09%
Municipal bonds	–	–	3,054	1.50%	–	–	1,456	1.72%	4,510	1.57%
U.S. Treasuries	–	–	–	–	–	–	–	–	–	–
SBA pools	–	–	1,000	2.38%	–	–	6,749	2.26%	7,749	2.27%
Asset-backed securities	–	–	–	–	–	–	8,885	5.12%	8,885	5.12%
Corporate bonds	–	–	–	–	19,422	6.18%	–	–	19,422	6.18%
Total	$4,923	1.39%	$24,141	2.03%	$38,192	4.60%	$216,847	4.28%	$284,103	4.08%

Loans Receivable Held for Investment

Loans receivable held for investment, net of the ACL, increased by $42.7 million to $1.1 billion at March 31, 2026, compared to $1.0 billion at December 31, 2025.  The increase was primarily due to loan purchases.

The following table presents loan categories by maturity for the period indicated. Actual repayments historically have, and will likely in the future, differ significantly from contractual maturities because individual borrowers generally have the right to prepay loans, with or without prepayment penalties.

	March 31, 2026
	One Year or Less	More Than One Year to Five Years	More Than Five Years to 15 Years	More Than 15 Years	Total

	(Dollars in thousands)
Loans receivable held for investment:
Single-family	$4,059	$6,012	$3,264	$6,400	$19,735
Multi-family	16,350	24,912	10,965	533,984	586,211
Commercial real estate	11,193	96,960	34,568	25,406	168,127
Church	2,857	2,169	3,896	–	8,922
Construction	53,372	17,914	–	–	71,286
Commercial - other	27,938	37,124	21,432	95,794	182,288
SBA loans	57	–	9,248	7,559	16,864
Consumer	17	–	–	–	17
	$115,843	$185,091	$83,373	$669,143	$1,053,450

Loans maturities after one year with:
Fixed rates
Single-family		$5,889	$656	$–	$6,545
Multi-family		23,255	4,633	–	27,888
Commercial real estate		73,536	23,542	–	97,078
Church		–	–	–	–
Construction		1,988	–	–	1,988
Commercial - other		37,124	16,449	20,620	74,193
SBA loans		–	3,359	–	3,359
Consumer		–	–	–	–
		$141,792	$48,639	$20,620	$211,051

Variable rates
Single-family		$123	$2,608	$6,400	$9,131
Multi-family		1,657	6,332	533,984	541,973
Commercial real estate		23,424	11,026	25,406	59,856
Church		2,169	3,896	–	6,065
Construction		15,926	–	–	15,926
Commercial - other		–	4,983	75,174	80,157
SBA loans		–	5,889	7,559	13,448
Consumer		–	–	–	–
		$43,299	$34,734	$648,523	$726,556

Total		$185,091	$83,373	$669,143	$937,607

Certain multi-family loans have adjustable-rate features based on the Secured Overnight Financing Rate but are fixed for the first five years. Our experience has shown that these loans typically pay off during the first five years and do not reach the adjustable-rate phase. However, in the current high interest rate environment, we have seen more borrowers maintain their loans instead of paying them off due to interest rate caps which make the adjusted interest rate on their existing loan more desirable than getting a new loan at current interest rates. Multi-family loans in their initial fixed period totaled $408.4 million or 69.7% of our multi-family loan portfolio as of March 31, 2026.

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

During the quarter ended March 31, 2026, the Company transitioned from using the WARM method for measuring the ACL to a DCF method. Concurrently, the Company also changed the way that qualitative factors are applied in the estimation of the ACL. These changes are intended to improve the precision of the expected credit loss calculations.

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

Loans delinquent by 30 days or more, but less than 60 days, increased to $17.5 million at March 31, 2026, from $11.8 million at December 31, 2025, primarily due to one CRE loan and one construction loan, and loan delinquencies for 60 days or more, but less than 90 days, increased to $19.1 million at March 31, 2026, from $367 thousand at December 31, 2025, primarily due to one construction loan.  Loans past due greater than 90 days were $11.5 million at March 31, 2026, compared to $3.0 million at December 31, 2025.

We believe the ACL is adequate to cover expected losses in the loan portfolio as of March 31, 2026, but there can be no assurance that actual losses will not exceed the estimated amounts. The OCC and the Federal Deposit Insurance Corporation (“FDIC”) periodically review the ACL as an integral part of their examination process. These agencies may require an increase in the ACL based on their judgments of the information available to them at the time of their examinations.

The following table details our allocation of the ACL to the various categories of loans held for investment and the percentage of loans in each category to total loans at the dates indicated:

	March 31, 2026		December 31, 2025		March 31, 2025
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans

	(Dollars in thousands)
Single-family	$132	1.87%	$132	2.03%	$193	2.34%
Multi‑family	4,383	55.65%	4,782	58.41%	6,061	63.12%
Commercial real estate	1,703	15.96%	1,193	16.01%	1,285	16.48%
Church	64	0.85%	36	0.89%	48	0.93%
Construction	1,686	6.77%	2,039	7.19%	1,395	9.26%
Commercial - other	1,458	17.30%	900	13.79%	1,200	7.75%
SBA loans	83	1.60%	342	1.68%	78	0.12%
Total allowance for credit losses	$9,509	100.00%	$9,424	100.00%	$10,260	100.00%

Total Liabilities

Total liabilities increased by $80.8 million to $1.2 billion at March 31, 2026 from December 31, 2025, primarily due to an increase of $155.5 million in deposits, partially offset by a $72.0 million decrease in FHLB borrowings.

Deposits

Deposits increased by $155.5 million, or 16.9%, to $1.1 billion at March 31, 2026, from $917.6 million at December 31, 2025.  The increase in deposits was attributable to increases of $198.1 million in savings deposits and $11.1 million in certificates of deposit accounts, partially offset by decreases of $48.5 million in liquid deposits (demand, interest checking, and money market accounts), $4.8 million in ICS deposits, and $319 thousand in CDARS deposits. As of March 31, 2026, our uninsured deposits, including deposits from the Bank and other affiliates, represented 46% of our total deposits, compared to 41% as of December 31, 2025.

The following table presents the maturity of time deposits, which includes CDARS, as of the dates indicated:

	Three Months or Less	Three to Six Months	Six Months to One Year	Over One Year	Total
	(In thousands)
March 31, 2026
Time deposits of $250,000 or less	$61,453	$79,402	$52,942	$34,034	$227,831
Time deposits of more than $250,000	41,612	16,290	13,893	10,851	82,646
Total	$103,065	$95,692	$66,835	$44,885	$310,477
Not covered by deposit insurance	$37,612	$6,040	$11,893	$7,850	$63,395
December 31, 2025
Time deposits of $250,000 or less	$65,681	$42,989	$83,129	$2,849	$194,648
Time deposits of more than $250,000	79,939	4,491	18,413	2,243	105,086
Total	$145,620	$47,480	$101,542	$5,092	$299,734
Not covered by deposit insurance	$74,439	$2,491	$14,913	$1,743	$93,586

Borrowings

The Bank enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Bank may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Bank to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated statements of financial condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. These agreements mature on a daily basis. As of March 31, 2026, securities sold under agreements to repurchase totaled $81.2 million at an average rate of 3.67%. The fair value of securities pledged for repurchase agreements totaled $83.0 million as of March 31, 2026. As of December 31, 2025, securities sold under agreements to repurchase totaled $80.8 million at an average rate of 3.66%. The fair value of securities pledged for repurchase agreements totaled $83.7 million as of December 31, 2025.  One customer relationship accounted for 92% of our balance of securities sold under agreements to repurchase as of March 31, 2026. We expect to maintain this relationship for the foreseeable future.

At December 31, 2025, the Company had outstanding advances from the FHLB totaling $72.0 million. There were no advances from the FHLB outstanding as of March 31, 2026. The weighted average interest rate was 3.79% as of December 31, 2025. The weighted average contractual maturity was less than one month as of December 31, 2025. Loans with unpaid balances of $443.1 million and $448.6 million at March 31, 2026 and December 31, 2025, respectively, were pledged to secure FHLB advances. The Company is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets to the extent the Company provides qualifying collateral and holds sufficient FHLB stock. Based on collateral pledged and FHLB stock held, the Company was eligible to borrow $246.0 million as of March 31, 2026.

In addition, the Company had additional lines of credit of $10.0 million with other financial institutions as of March 31, 2026 and December 31, 2025. These lines of credit are unsecured, bear interest at the Federal funds rate as of the date of utilization and mature in 30 days.  There were no amounts outstanding under these lines of credit as of March 31, 2026 or December 31, 2025.

Stockholders’ Equity

Broadway Financial Corporation and subsidiary equity was $262.5 million, or 18.4%, of the Company’s total assets, at March 31, 2026, compared to $262.8 million, or 19.5% of the Company’s total assets, at December 31, 2025.  Book value per share was $12.10 at March 31, 2026 and $12.28 at December 31, 2025. Capital ratios remain strong with a Community Bank Leverage Ratio of 14.06% at March 31, 2026 and 14.09% at December 31, 2025.

In March 2025, the Company issued 88,295 shares of restricted stock to its officers and employees under the Amended and Restated LTIP. Each restricted stock award was valued based on the fair value of the stock on the date of the award.  All the shares issued to officers and employees vest over periods ranging from 36 months to 60 months.

In March 2025, the Company awarded 23,232 shares of common stock to its directors under the LTIP, which are fully vested.

In May 2025, the Company issued 8,183 shares of restricted stock to an officer under the Amended and Restated LTIP.

In February 2026, the Company issued 4,936 shares of restricted stock to an officer under the Amended and Restated LTIP.

In March 2026, the Company issued 97,298 shares of restricted stock to its officers and employees under the Amended and Restated LTIP. Each restricted stock award was valued based on the fair value of the stock on the date of the award.  All the shares issued to officers and employees vest over periods ranging from 36 months to 48 months.

In March 2026, the Company awarded 21,400 shares of common stock to its directors under the LTIP, which are fully vested.

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet our obligations on a timely and cost-effective basis. The Bank’s sources of funds include deposits, advances from the FHLB and other borrowings, proceeds from the sale of loans and investment securities, and payments of principal and interest on loans and investment securities. The Bank is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. Based on FHLB stock held and collateral pledged as of March 31, 2026, the Bank had the ability to borrow $246.0 million from the FHLB of Atlanta. In addition, the Bank had additional lines of credit of $10.0 million with other financial institutions as of March 31, 2026.

The Bank’s primary uses of funds include originations of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and the payment of operating expenses. Also, when the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank invests excess cash with the Federal Reserve Bank or other financial institutions. The Bank’s liquid assets at March 31, 2026 consisted of $26.6 million in cash and cash equivalents and $189.4 million in securities available-for-sale that were not pledged, compared to $10.5 million in cash and cash equivalents and $161.1 million in securities available-for-sale that were not pledged at December 31, 2025. Currently, we believe the Bank has sufficient liquidity to support growth over the next twelve months and in the longer term.

The Bank had commitments to fund $17.7 million in loans that were approved but unfunded as of March 31, 2026.  In addition, the Bank had $3.1 million in unfunded line of credit loans and $22.0 million in unfunded construction loans as of March 31, 2026.

The Bank has a significant concentration of deposits with five customers that accounted for approximately 40% of its deposits as of March 31, 2026. The Bank also has a significant concentration of short-term borrowings with one customer that accounted for 92% of the outstanding balance of securities sold under agreements to repurchase as of March 31, 2026. The Bank has long-term relationships with these customers and expects to maintain its relationships with them for the foreseeable future.

The Company’s liquidity, separate from the Bank, is based primarily on the proceeds from financing transactions, such as the preferred stock sold to the U.S. Treasury in 2022 and the previous private placements completed in December 2016 and April 2021, and dividends received from the Bank in 2024 and 2025. The Bank is currently under no prohibition from paying dividends to the Company but is subject to restrictions as to the amount of the dividends based on normal regulatory guidelines.

The Company recorded consolidated net cash outflows from investing activities of $68.2 million during the three months ended March 31, 2026, compared to net cash inflows from investing activities of $31.8 million during the three months ended March 31, 2025. Net cash outflows from investing activities for the three months ended March 31, 2026 were primarily due to  purchases of available-for-sale securities of $46.9 million and funding of new loans, net of repayments, of $43.0 million, partially offset by $18.3 million of principal payments on available-for sale-securities. Net cash inflows from investing activities for the three months ended March 31, 2025 were primarily due to principal paydowns on available-for-sale securities of $20.4 million and proceeds from the redemption of FHLB stock of $7.7 million.

The Company recorded consolidated net cash inflows from financing activities of $83.2 million during the three months ended March 31, 2026, compared to consolidated net cash outflows from financing activities of $73.1 million during the three months ended March 31, 2025. Net cash inflows from financing activities during the three months ended March 31, 2026 were primarily due to proceeds of FHLB borrowings of $183.3 million and a net increase in deposits of $155.5 million, partially offset by repayments of FHLB borrowings of $255.3 million. Net cash outflows from financing activities during the three months ended March 31, 2025 were primarily due to repayments of FHLB advances of $294.0 million, partially offset by proceeds from FHLB advances of $176.5 million, a net increase in deposits of $31.1 million and a $14.2 million net increase in securities sold under agreements to repurchase.

Capital Resources and Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of March 31, 2026 and December 31, 2025, the Bank exceeded all capital adequacy requirements to which it is subject and meets the qualifications to be considered “well capitalized.” (See Note 11 – Regulatory Matters.)

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

	Common Equity Capital	Shares Outstanding	Per Share Amount
	(Dollars in thousands)
March 31, 2026:
Common book value	$112,480	9,298,949	$12.10
Less:
Net unamortized core deposit intangible	1,384
Tangible book value	$111,096	9,298,949	$11.95

December 31, 2025:
Common book value	$112,751	9,180,498	$12.28
Less:
Net unamortized core deposit intangible	1,460
Tangible book value	$111,291	9,180,498	$12.12

The Company calculates net income (loss) before preferred dividends by adding preferred stock dividends to net income (loss) available to common shareholders.  Earnings (loss) per common share - diluted before preferred dividends is calculated by dividing net income (loss) before preferred dividends by the weighted average common shares outstanding for diluted earnings (loss) per common share. The Company considers this information important to shareholders because it illustrates net income and earnings per common share - diluted excluding the impact of preferred dividends.

	For the Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)

Net income (loss) available to common shareholders	$409	$(3,439)
Add: Preferred stock dividends	750	750
Net income (loss) before preferred dividends	$1,159	$(2,689)

Weighted average common shares outstanding for diluted earnings (loss) per common share	8,816,188	8,547,460
Earnings (loss) per common share - diluted before preferred dividends	$0.13	$(0.31)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) as of March 31, 2026 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. Based on the evaluation, management identified material weaknesses related to the Company’s internal control over financial reporting and, as a result, concluded that the Company’s disclosure controls and procedures were ineffective as of March 31, 2026. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management is not aware of any material changes to the risk factors that appeared under “Part I, Item 1A. Risk Factors” in the 2025 Form 10-K.

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

*
Exhibits followed by a parenthetical reference are incorporated by reference herein from the document filed by the Registrant with the SEC described therein. Except as otherwise indicated, the SEC File No. for each incorporated document is 001-39043.

**	Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2026	By:	/s/ Brian Argrett
Brian Argrett
Chief Executive Officer

Date: May 15, 2026	By:	/s/ Zack Ibrahim
Zack Ibrahim
Chief Financial Officer