Form 10-Q
period 2026-06-30
BROADWAY FINANCIAL CORP \DE\
filed 2026-08-13
CIK 1001171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐ TRANSITION REPORT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☐  No ☒

As of August 7, 2026, 6,180,579 shares of the registrant’s Class A voting common stock, 1,425,404 shares of the registrant’s Class B non-voting common stock and 1,672,562 shares of the registrant’s Class C non-voting common stock were outstanding.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition
(In thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Cash and due from banks	$2,135	$1,676
Interest-bearing deposits in other banks	46,770	8,831
Cash and cash equivalents	48,905	10,507
Securities available-for-sale, at fair value (amortized cost of $337,681 and $265,371)	327,030	256,835
Loans receivable held for investment, net of allowance of $10,799 and $9,424	1,126,539	1,016,540
Accrued interest receivable	6,746	5,999
Federal Home Loan Bank (“FHLB”) stock	5,464	4,417
Federal Reserve Bank (“FRB”) stock	3,543	3,543
Office properties and equipment, net	8,782	8,732
Bank owned life insurance	24,179	23,663
Deferred tax assets, net	7,312	6,711
Core deposit intangible, net	1,308	1,460
Other assets	3,891	7,162
Total assets	$1,563,699	$1,345,569

Liabilities and equity
Liabilities:
Deposits	$1,114,651	$917,603
Borrowings	94,000	72,000
Securities sold under agreements to repurchase	81,928	80,773
Accrued expenses and other liabilities	10,639	12,236
Total liabilities	1,301,218	1,082,612
Equity:
Non-Cumulative Redeemable Perpetual Preferred stock, Series C; authorized 150,000 shares at June 30, 2026 and December 31, 2025; issued and outstanding 150,000 shares at June 30, 2026 and December 31, 2025; liquidation value $1,000 per share	150,000	150,000
Common stock, Class A, $0.01 par value, voting; authorized 75,000,000 shares at June 30, 2026 and December 31, 2025; issued 6,502,886 shares at June 30, 2026 and 6,409,760 shares at December 31, 2025; outstanding 6,175,658 shares at June 30, 2026 and 6,082,532 shares at December 31, 2025	65	64
Common stock, Class B, $0.01 par value, non-voting; authorized 15,000,000 shares at June 30, 2026 and December 31, 2025; issued and outstanding 1,425,404 shares at June 30, 2026 and December 31, 2025	14	14
Common stock, Class C, $0.01 par value, non-voting; authorized 25,000,000 shares at June 30, 2026 and December 31, 2025; issued and outstanding 1,672,562 at June 30, 2026 and December 31, 2025	17	17
Additional paid-in capital	143,494	143,194
Accumulated deficit	(14,611)	(15,238)
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(3,743)	(3,869)
Accumulated other comprehensive loss, net of tax	(7,606)	(6,105)
Treasury stock-at cost, 327,228 shares at June 30, 2026 and at December 31, 2025	(5,326)	(5,326)
Total Broadway Financial Corporation and Subsidiary stockholders’ equity	262,304	262,751
Non-controlling interest	177	206
Total liabilities and equity	$1,563,699	$1,345,569

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income:
Interest and fees on loans receivable	$14,353	$12,825	$27,640	$25,942
Interest on available-for-sale securities	3,210	1,171	5,823	2,379
Other interest income	240	401	549	877
Total interest income	17,803	14,397	34,012	29,198

Interest expense:
Interest on deposits	6,985	4,879	12,975	9,078
Interest on borrowings	1,328	1,763	2,494	4,320
Total interest expense	8,313	6,642	15,469	13,398

Net interest income	9,490	7,755	18,543	15,800
Provision for (recapture of) credit losses	1,481	(454)	1,681	1,460
Net interest income after provision for (recapture of) credit losses	8,009	8,209	16,862	14,340

Non-interest income:
Service charges	44	41	88	84
Grants	23	105	130	130
Earnings on bank owned life insurance	261	11	516	22
Management fees	475	37	489	87
Other	147	161	316	320
Total non-interest income	950	355	1,539	643

Non-interest expense:
Compensation and benefits	4,253	4,412	9,139	9,696
Occupancy expense	458	485	966	1,025
Information services	804	774	1,744	1,480
Professional services	571	788	1,157	1,488
Advertising and promotional expense	56	61	180	107
Supervisory costs	179	156	364	349
Corporate insurance	56	66	111	133
Amortization of core deposit intangible	76	79	152	158
Operational loss	-	-	-	1,943
Other	1,023	701	1,678	1,340
Total non-interest expense	7,476	7,522	15,491	17,719

Income (loss) before income taxes	1,483	1,042	2,910	(2,736)
Income tax expense (benefit)	330	296	612	(790)
Net income (loss)	$1,153	$746	$2,298	$(1,946)
Less: Net income (loss) attributable to non-controlling interest	185	(6)	171	(9)
Net income (loss) attributable to Broadway Financial Corporation	$968	$752	$2,127	$(1,937)
Less: Preferred stock dividends	750	750	1,500	1,500
Net income (loss) attributable to common stockholders	$218	$2	$627	$(3,437)

Other comprehensive (loss) income, net of tax:
Net income (loss)	$1,153	$746	$2,298	$(1,946)
Unrealized (losses) gains on securities available-for-sale arising during the period	(609)	1,327	(2,115)	3,743
Income tax effect	(178)	376	(614)	1,077
Other comprehensive (loss) income, net of tax	(431)	951	(1,501)	2,666
Comprehensive income	$722	$1,697	$797	$720
Less: Net income (loss) attributable to non-controlling interest	185	(6)	171	(9)
Comprehensive income attributable to Broadway Financial Corporation	$537	$1,703	$626	$729

Earnings (loss) per common share-basic	$0.02	$0.00	$0.07	$(0.39)
Earnings (loss) per common share-diluted	$0.02	$0.00	$0.07	$(0.39)

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$2,298	$(1,946)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for credit losses	1,681	1,460
Depreciation and amortization	217	206
Loss on disposal of office properties and equipment	77	-
Net change of deferred loan origination costs	306	229
Net accretion of premiums and discounts on available-for-sale securities	(311)	(114)
Accretion of purchase accounting marks on loans	(95)	(151)
Amortization of core deposit intangible	152	158
Director compensation expense-common stock	168	168
Stock-based compensation expense	113	210
ESOP compensation expense	146	99
Earnings on bank owned life insurance	(516)	(22)
Change in assets and liabilities:
Net change in deferred taxes	13	(838)
Net change in accrued interest receivable	(747)	(108)
Net change in other assets	3,271	417
Net change in accrued expenses and other liabilities	(1,597)	(1,105)
Net cash provided by (used in) operating activities	5,176	(1,337)

Cash flows from investing activities:
Net change in loans receivable held for investment	(111,891)	21,298
Principal payments on and maturities of available-for-sale securities	28,868	51,390
Purchases of available-for-sale securities	(100,867)	(21,648)
Purchase of FHLB stock	(14,171)	(6,484)
Proceeds from redemption of FHLB stock	13,124	12,360
Purchase of office properties and equipment	(344)	(28)
Net cash (used in) provided by investing activities	(185,281)	56,888

Cash flows from financing activities:
Net change in deposits	197,048	53,523
Net change in securities sold under agreements to repurchase	1,155	(2,824)
City First Bank Fund Manager II distribution	(200)	-
Dividends paid on ECIP preferred stock	(1,500)	(1,500)
Proceeds from secured borrowings	-	2,288
Repayments of secured borrowings	-	(3,357)
Proceeds from FHLB borrowings	449,250	376,500
Repayments of FHLB borrowings	(427,250)	(512,032)
Net cash provided by (used in) financing activities	218,503	(87,402)
Net change in cash and cash equivalents	38,398	(31,851)
Cash and cash equivalents at beginning of the period	10,507	61,365
Cash and cash equivalents at end of the period	$48,905	$29,514
Supplemental disclosures of cash flow information:
Cash paid for interest	$15,433	$12,729
Cash paid for income taxes	173	-

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Equity
(Unaudited)

	Three Month Periods Ended June 30, 2026 and 2025
	Preferred Stock Non- Voting	Common Stock Voting	Common Stock Non- Voting	Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net	(Accumulated Deficit) Retained Earnings	Unearned ESOP Shares	Treasury Stock	Non- Controlling Interest	Total Equity
	(In thousands)
Balance at March 31, 2026	$150,000	$65	$31	$143,520	$(7,175)	$(14,829)	$(3,806)	$(5,326)	$192	$262,672
Net income	-	-	-	-	-	968	-	-	185	1,153
Release of unearned ESOP shares	-	-	-	(5)	-	-	63	-	-	58
Stock-based compensation expense	-	-	-	(21)	-	-	-	-	-	(21)
Dividends declared and paid - preferred	-	-	-	-	-	(750)	-	-	-	(750)
City First Bank Fund Manager II Distribution	-	-	-	-	-	-	-	-	(200)	(200)
Other comprehensive loss, net of tax	-	-	-	-	(431)	-	-	-	-	(431)
Balance at June 30, 2026	$150,000	$65	$31	$143,494	$(7,606)	$(14,611)	$(3,743)	$(5,326)	$177	$262,481

Balance at March 31, 2025	$150,000	$64	$31	$143,169	$(9,508)	$9,288	$(4,152)	$(5,326)	$216	$283,782
Net income	-	-	-	-	-	752	-	-	(6)	746
Release of unearned ESOP shares	-	-	-	(14)	-	-	63	-	-	49
Stock-based compensation expense	-	-	-	111	-	-	-	-	-	111
Dividends declared and paid - preferred	-	-	-	-	-	(750)	-	-	-	(750)
Other comprehensive income, net of tax	-	-	-	-	951	-	-	-	-	951
Balance at June 30, 2025	$150,000	$64	$31	$143,266	$(8,557)	$9,290	$(4,089)	$(5,326)	$210	$284,889

	Six Month Periods Ended June 30, 2026 and 2025
	Preferred Stock Non- Voting	Common Stock Voting	Common Stock Non- Voting	Additional Paid-in Capital	Accumulated Other Comprehensive Loss, Net	(Accumulated Deficit) Retained Earnings	Unearned ESOP Shares	Treasury Stock	Non- Controlling Interest	Total Equity
	(In thousands)
Balance at December 31, 2025	$150,000	$64	$31	$143,194	$(6,105)	$(15,238)	$(3,869)	$(5,326)	$206	$262,957
Net income	-	-	-	-	-	2,127	-	-	171	2,298
Release of unearned ESOP shares	-	-	-	20	-	-	126	-	-	146
Stock-based compensation expense	-	1	-	112	-	-	-	-	-	113
Director stock compensation expense	-	-	-	168	-	-	-	-	-	168
Dividends declared and paid - preferred	-	-	-	-	-	(1,500)	-	-	-	(1,500)
City First Bank Fund Manager II Distribution	-	-	-	-	-	-	-	-	(200)	(200)
Other comprehensive loss, net of tax	-	-	-	-	(1,501)	-	-	-	-	(1,501)
Balance at June 30, 2026	$150,000	$65	$31	$143,494	$(7,606)	$(14,611)	$(3,743)	$(5,326)	$177	$262,481

Balance at December 31, 2024	$150,000	$63	$31	$142,902	$(11,223)	$12,727	$(4,201)	$(5,326)	$219	$285,192
Net loss	-	-	-	-	-	(1,937)	-	-	(9)	(1,946)
Release of unearned ESOP shares	-	-	-	(13)	-	-	112	-	-	99
Stock-based compensation expense	-	1	-	209	-	-	-	-	-	210
Director stock compensation expense	-	-	-	168	-	-	-	-	-	168
Dividends declared and paid - preferred	-	-	-	-	-	(1,500)	-	-	-	(1,500)
Other comprehensive income, net of tax	-	-	-	-	2,666	-	-	-	-	2,666
Balance at June 30, 2025	$150,000	$64	$31	$143,266	$(8,557)	$9,290	$(4,089)	$(5,326)	$210	$284,889

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for quarterly reports on Form 10-Q. These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, (the “2025 Form 10-K”) and, accordingly, should be read in conjunction with such audited consolidated financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

The following table shows how the Company computed basic and diluted earnings (loss) per share of common stock for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands, except share and per share data)
Net income (loss) attributable to Broadway Financial Corporation	$968	$752	$2,127	$(1,937)
Net (income) loss attributable to participating securities	(5)	-	(15)	82
Preferred stock dividends	(750)	(750)	(1,500)	(1,500)
Net income (loss) allocated to common stock	$213	$2	$612	$(3,355)

Weighted average common shares outstanding for basic earnings (loss) per common share	8,679,800	8,622,891	8,636,169	8,557,745
Add: Effects of unvested restricted stock awards	194,873	185,576	209,450	-
Weighted average common shares outstanding for diluted earnings (loss) per common share	8,874,673	8,808,467	8,845,619	8,557,745

Earnings (loss) per common share - basic	$0.02	$0.00	$0.07	$(0.39)
Earnings (loss) per common share - diluted	$0.02	$0.00	$0.07	$(0.39)

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

The Company began paying quarterly dividends on the Series C Preferred Stock in the three month period ended June 30, 2024. Dividends on the Series C Preferred Stock totaled $750 thousand for both the three months ended June 30, 2026 and 2025, and $1.5 million for both the six months ended June 30, 2026 and 2025, at a dividend rate of 2.0%.

NOTE 3 – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios as of the dates indicated and the corresponding amounts of unrealized gains and losses which were recognized in accumulated other comprehensive loss:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2026
Federal agency mortgage-backed securities	$161,575	$180	$(8,023)	$153,732
Federal agency collateralized mortgage obligations (“CMO”)	99,591	294	(913)	98,972
Federal agency debt	24,426	14	(756)	23,684
Municipal bonds	4,749	-	(230)	4,519
U.S. Small Business Administration (“SBA”) pools	8,702	3	(1,100)	7,605
Asset-backed securities	8,638	3	(63)	8,578
Corporate bonds	30,000	101	(161)	29,940
Total available-for-sale securities	$337,681	$595	$(11,246)	$327,030
December 31, 2025:
Federal agency mortgage-backed securities	$120,372	$1,109	$(7,051)	$114,430
Federal agency CMOs	69,742	367	(652)	69,457
Federal agency debt	29,259	-	(846)	28,413
Municipal bonds	4,766	-	(244)	4,522
U. S. Treasuries	4,993	-	(6)	4,987
SBA pools	9,387	3	(1,115)	8,275
Asset-backed securities	9,352	3	(86)	9,269
Corporate bonds	17,500	57	(75)	17,482
Total available-for-sale securities	$265,371	$1,539	$(10,075)	$256,835

As of June 30, 2026, securities with a fair value of $85.7 million were pledged as collateral for securities sold under agreements to repurchase, securities with a market value of $7.3 million were pledged as collateral for D.C. Housing, securities with a market value of $4.1 million were pledged as collateral for D.C. Government, and securities with a market value of $127 thousand were pledged as collateral for FRB discount window.

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

Accrued interest receivable on securities was $1.1 million and $745 thousand at June 30, 2026 and December 31, 2025, respectively, and is included in accrued interest receivable on the consolidated statements of financial condition.

At June 30, 2026, and December 31, 2025, there were no holdings of securities by any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The amortized cost and estimated fair value of all investment securities available-for-sale at June 30, 2026, by contractual maturities, are shown below. Contractual maturities may differ from expected maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Due in one year or less	$9,013	$-	$(164)	$8,849
Due after one year through five years	21,728	2	(867)	20,863
Due after five years through ten years	43,787	95	(997)	42,885
Due after ten years	263,153	498	(9,218)	254,433
	$337,681	$595	$(11,246)	$327,030

The table below indicates the length of time individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2026	(In thousands)
Federal agency mortgage-backed securities	$84,940	$(891)	$44,117	$(7,132)	$129,057	$(8,023)
Federal agency CMOs	37,525	(161)	12,385	(752)	49,910	(913)
Federal agency debt	2,509	(2)	18,121	(754)	20,630	(756)
Municipal bonds	-	-	4,519	(230)	4,519	(230)
SBA pools	180	(1)	7,001	(1,099)	7,181	(1,100)
Asset-backed securities	6,702	(63)	-	-	6,702	(63)
Corporate bonds	13,339	(161)	-	-	13,339	(161)
Total unrealized loss position investment securities	$145,195	$(1,279)	$86,143	$(9,967)	$231,338	$(11,246)

December 31, 2025
Federal agency mortgage-backed securities	$7,197	$(26)	$47,717	$(7,025)	$54,914	$(7,051)
Federal agency CMOs	1,488	(2)	14,804	(650)	16,292	(652)
Federal agency debt	2,512	(3)	25,901	(843)	28,413	(846)
Municipal bonds	-	-	4,522	(244)	4,522	(244)
U. S. Treasuries	-	-	4,987	(6)	4,987	(6)
SBA pools	185	(1)	7,621	(1,114)	7,806	(1,115)
Asset-backed securities	7,208	(86)	-	-	7,208	(86)
Corporate bonds	7,425	(75)	-	-	7,425	(75)
Total unrealized loss position investment securities	$26,015	$(193)	$105,552	$(9,882)	$131,567	$(10,075)

At June 30, 2026, and December 31, 2025, all securities in the portfolio were current with their contractual principal and interest payments. At June 30, 2026, and December 31, 2025, there were no securities purchased with deterioration in credit quality since their origination. At June 30, 2026, and December 31, 2025, there were no collateral dependent securities.

The Company’s assessment of available-for-sale investment securities as of June 30, 2026 and December 31, 2025, indicated that an ACL was not required. The Company analyzed available-for-sale investment securities that were in an unrealized loss position and determined the decline in fair value for those securities was not related to credit, but rather related to changes in interest rates and general market conditions. As such, no ACL was recorded for available-for-sale securities as of June 30, 2026 or December 31, 2025. At June 30, 2026 and December 31, 2025, approximately 90% of the securities held by the Company were issued by U.S. government-sponsored entities and agencies. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company did not record a provision for expected credit loss during the three or six months ended June 30, 2026 or 2025.

NOTE 4 – Loans Receivable Held for Investment

Loans receivable held for investment were as follows as of the periods indicated:

	June 30, 2026	December 31, 2025
	(In thousands)
Real estate:
Single-family	$18,743	$20,607
Multi-family	569,924	593,187
Commercial real estate	180,960	162,618
Church	8,847	9,015
Construction	90,910	72,979
Commercial – other	231,998	140,019
SBA loans	16,604	17,067
Consumer	65	38
Gross loans receivable before deferred loan costs and premiums	1,118,051	1,015,530
Unamortized net deferred loan costs and premiums	19,288	10,529
Gross loans receivable	1,137,339	1,026,059
Credit and interest marks on purchased loans, net	(1)	(95)
Allowance for credit losses	(10,799)	(9,424)
Loans receivable, net	$1,126,539	$1,016,540

Accrued interest receivable on loans receivable held for investment was $5.6 million and $5.2 million at June 30, 2026 and December 31, 2025, respectively, and is included in accrued interest receivable on the consolidated statements of financial condition.

The following tables summarize the activity in the allowance for credit losses on loans for the three months ended:

	June 30, 2026
	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance
	(In thousands)

Single-family	$132	$-	$-	$(12)	$120
Multi-family	4,383	-	-	881	5,264
Commercial real estate	1,703	-	-	84	1,787
Church	64	-	-	3	67
Construction	1,686	-	-	277	1,963
Commercial - other	1,458	(215)	-	346	1,589
SBA loans	83	(75)	-	1	9
Total	$9,509	$(290)	$-	$1,580	$10,799

	June 30, 2025
	Beginning Balance	Charge-offs	Recoveries	Provision (Recapture)	Ending Balance
	(In thousands)

Single-family	$193	$-	$-	$(71)	$122
Multi-family	6,061	-	-	227	6,288
Commercial real estate	1,285	-	-	(50)	1,235
Church	48	-	-	7	55
Construction	1,395	-	-	(104)	1,291
Commercial - other	1,200	-	-	(386)	814
SBA loans	78	-	-	(3)	75
Total	$10,260	$-	$-	$(380)	$9,880

 The following tables summarize the activity in the allowance for credit losses on loans for the six months ended:

	June 30, 2026
	Beginning Balance	Charge- offs	Recoveries	Provision (Recapture)	Ending Balance
	(In thousands)
Real estate:
Single-family	$132	$-	$-	$(12)	$120
Multi-family	4,782	-	-	482	5,264
Commercial real estate	1,193	-	-	594	1,787
Church	36	-	-	31	67
Construction	2,039	-	-	(76)	1,963
Commercial - other	900	(215)	-	904	1,589
SBA loans	342	(112)	-	(221)	9
Total	$9,424	$(327)	$-	$1,702	$10,799

	June 30, 2025
	Beginning Balance	Charge- offs	Recoveries	Provision (Recapture)	Ending Balance
	(In thousands)

Single-family	$200	$-	$-	$(78)	$122
Multi-family	4,617	-	-	1,671	6,288
Commercial real estate	1,188	-	-	47	1,235
Church	54	-	-	1	55
Construction	1,564	-	-	(273)	1,291
Commercial - other	730	-	-	84	814
SBA loans	11	-	-	64	75
Total	$8,364	$-	$-	$1,516	$9,880

The Company recorded a recapture of provision for off-balance sheet loan commitments of $99 thousand and $74 thousand for the three months ended June 30, 2026 and 2025, respectively. The Company recorded a recapture of provision for off-balance sheet loan commitments of $21 thousand and $56 thousand for the six months ended June 30, 2026 and 2025, respectively.

The ACL increased from $9.4 million at December 31, 2025 to $10.8 million at June 30, 2026. This increase was primarily due to loan portfolio growth, including an increase in the commercial-other portfolio, and the establishment of a specific reserve on a non-accrual loan.

The following tables present individually evaluated collateral dependent loans by collateral type as of the date indicated:

	June 30, 2026
	Single-Family	Multi-Family Residential	Business Assets	Total
Real estate:	(in thousands)
Single-family	$424	$-	$-	$424
Multi-family	-	3,217	-	3,217
Construction	-	8,168	-	8,168
Commercial - other	-	-	46	46
Total	$424	$11,385	$46	$11,855

	December 31, 2025
	Single-Family	Multi-Family Residential	Business Assets	Total
Real estate:	(in thousands)
Single-family	$424	$-	$-	$424
Multi-family	-	2,094	-	2,094
Construction	-	8,168	-	8,168
Commercial - other	-	-	261	261
Total	$424	$10,262	$261	$10,947

At June 30, 2026, $11.9 million of individually evaluated loans were evaluated based on the estimated fair value of the underlying collateral. These loans had an associated ACL of $2.7 million as of June 30, 2026. $10.7 million of these collateral dependent loans were on non-accrual status at June 30, 2026.

At December 31, 2025, $10.9 million of individually evaluated loans were evaluated based on the estimated fair value of the underlying collateral. These loans had an associated ACL of $1.1 million as of December 31, 2025. All of these collateral dependent loans were on non-accrual status at December 31, 2025.

Past Due Loans

The following tables present the aging of the recorded investment in past due loans by loan type as of the dates indicated:

	June 30, 2026
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single-family	$-	$-	$424	$424	$18,341	$18,765
Multi-family	-	-	2,094	2,094	570,237	572,331
Commercial real estate	-	2,368	-	2,368	178,379	180,747
Church	-	-	-	-	8,856	8,856
Construction	15,220	5,400	8,168	28,788	61,740	90,528
Commercial - other	-	-	412	412	247,781	248,193
SBA loans	-	65	-	65	17,789	17,854
Consumer	-	-	-	-	65	65
Total	$15,220	$7,833	$11,098	$34,151	$1,103,188	$1,137,339

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Single-family	$133	$-	$424	$557	$20,070	$20,627
Multi-family	6,162	-	2,094	8,256	587,535	595,791
Commercial real estate	-	-	-	-	162,445	162,445
Church	-	-	-	-	9,024	9,024
Construction	5,533	-	-	5,533	67,139	72,672
Commercial - other	-	367	261	628	146,366	146,994
SBA loans	-	-	222	222	18,246	18,468
Consumer	-	-	-	-	38	38
Total	$11,828	$367	$3,001	$15,196	$1,010,863	$1,026,059

The following tables present the recorded investment in non-accrual loans by loan type as of the dates indicated:

	June 30, 2026
	Nonaccrual with no Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans
	(In thousands)
Loans receivable held for investment:
Commercial - other	$46	$366	$412
SBA loans	65	-	65
Single-family	424	-	424
Multi-family	-	2,094	2,094
Construction	-	8,168	8,168
Total non-accrual loans	$535	$10,628	$11,163

	December 31, 2025
	Nonaccrual with no Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Total Nonaccrual Loans
	(In thousands)
Loans receivable held for investment:
Real Estate:
Single-family	$424	$-	$424
Multi-family	2,094	-	2,094
Construction	-	8,168	8,168
Commercial - other	261	-	261
SBA loans	-	222	222
Total non-accrual loans	$2,779	$8,390	$11,169

There were no loans 90 days or more delinquent that were accruing interest as of June 30, 2026 or December 31, 2025.

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

The following tables present the amortized cost basis and the financial effect of loans modified to borrowers experiencing financial difficulty during the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30, 2026
	Payment Delay	Payment Delay Period	Percentage of Total Loan Type
		(in thousands)
Commercial - other	$959	6 months	0.41%
Total	$959

	Three Months Ended June 30, 2025
	Term Extension	Percentage of Total Loan Type	Weighted Average Term Extension
		(in thousands)
Commercial - other	$522	0.62%	9 months
Total	$522

	Six Months Ended June 30, 2026
	Term Extension	Weighted Average Term Extension	Payment Delay	Payment Delay Period	Percentage of Total Loan Type
	(in thousands)
Real estate:
Construction	$2,635	6 months			2.90%
Commercial - other			$959	6 months	0.41%
Total	$2,635		$959

	Six Months Ended June 30, 2025
	Term Extension	Percentage of Total Loan Type	Weighted Average Term Extension
		(in thousands)
Real estate:
Commercial real estate	$1,566	0.99%	7 months
Construction	2,019	2.50%	7 months
Commercial - other	468	0.48%	9 months
Total	$4,053

None of the modified loans have defaulted during the three or six months ended June 30, 2026 or June 30, 2025. As of June 30, 2026, the Company has not committed to lend any additional funds to any borrower whose loan was modified.

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

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination as of the date indicated:

	Term Loans Amortized Cost Basis by Origination Year - As of June 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
	(In thousands)
Single-family:
Pass	$-	$-	$-	$527	$2,749	$13,461	$-	$16,737
Watch	-	-	-	-	-	311	-	311
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	1,159	558	-	1,717
Total	$-	$-	$-	$527	$3,908	$14,330	$-	$18,765

Multi-family:
Pass	$-	$2,507	$62,284	$59,795	$165,973	$196,048	$-	$486,607
Watch	1,990	-	13,083	16,424	10,906	18,607	-	61,010
Special Mention	-	-	-	1,137	2,561	7,896	-	11,594
Substandard	-	-	-	-	3,994	7,047	-	11,041
Doubtful	-	-	-	-	2,079	-	-	2,079
Total	$1,990	$2,507	$75,367	$77,356	$185,513	$229,598	$-	$572,331

Commercial real estate:
Pass	$18,764	$23,901	$44,427	$13,640	$21,136	$43,121	$-	$164,989
Watch	-	-	4,131	-	-	1,193	-	5,324
Special Mention	-	-	-	2,357	-	-	-	2,357
Substandard	-	-	-	844	-	7,233	-	8,077
Total	$18,764	$23,901	$48,558	$16,841	$21,136	$51,547	$-	$180,747

Church:
Pass	$-	$-	$-	$1,048	$-	$5,661	$-	$6,709
Watch	-	-	-	1,569	-	578	-	2,147
Substandard	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$2,617	$-	$6,239	$-	$8,856

Construction:
Watch	$19,797	$4,118	$10,946	$-	$-	$-	$-	$34,861
Special Mention	1,608	-	-	-	-	-	-	1,608
Substandard	-	-	-	25,852	23,710	4,497	-	54,059
Total	$21,405	$4,118	$10,946	$25,852	$23,710	$4,497	$-	$90,528

Commercial – other:
Pass	$57,498	$72,997	$29,724	$48,531	$8,462	$7,291	$-	$224,503
Watch	-	9,995	8,853	-	-	-	-	18,848
Special Mention	-	-	-	-	-	3,470	-	3,470
Substandard	-	-	-	-	959	367	-	1,326
Doubtful	-	-	-	-	-	46	-	46
Total	$57,498	$82,992	$38,577	$48,531	$9,421	$11,174	$-	$248,193
YTD gross charge-offs	-	-	-	-	-	(215)	-	(215)

SBA:
Pass	$-	$3,668	$12,131	$1,380	$-	$50	$-	$17,229
Watch	-	-	560	-	-	-	-	560
Substandard	-	-	-	-	65	-	-	65
Doubtful	-	-	-	-	$-	-	-	-
Total	$-	$3,668	$12,691	$1,380	65	$50	$-	$17,854
YTD gross charge-offs	-	-	-	-	(75)	(37)	-	(112)

Consumer:
Pass	$65	$-	$-	$-	$-	$-	$-	$65
Total	$65	$-	$-	$-	$-	$-	$-	$65

Total loans:
Pass	$76,327	$103,073	$148,566	$124,921	$198,320	$265,632	$-	$916,839
Watch	21,787	14,113	37,573	17,993	10,906	20,689	-	123,061
Special Mention	1,608	-	-	3,494	2,561	11,366	-	19,029
Substandard	-	-	-	26,696	29,887	19,702	-	76,285
Doubtful	-	-	-	-	2,079	46	-	2,125
Total loans	$99,722	$117,186	$186,139	$173,104	$243,753	$317,435	$-	$1,137,339
Total YTD gross charge-offs	$-	$-	$-	$-	$(75)	$(252)	$-	$(327)

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
	(In thousands)
Single-family:
Pass	$-	$-	$533	$2,785	$2,464	$12,806	$-	$18,588
Watch	-	-	-	-	-	867	-	867
Substandard	-	-	-	1,172	-	-	-	1,172
Total	$-	$-	$533	$3,957	$2,464	$13,673	$-	$20,627

Multi-family:
Pass	$2,519	$63,728	$64,468	$164,533	$122,938	$82,514	$-	$500,700
Watch	-	13,169	16,343	14,299	9,979	23,162	-	76,952
Special Mention	-	-	-	-	1,774	1,235	-	3,009
Substandard	-	-	1,343	6,572	4,332	804	-	13,051
Doubtful	-	-	-	2,079	-	-	-	2,079
Total	$2,519	$76,897	$82,154	$187,483	$139,023	$107,715	$-	$595,791
YTD gross charge-offs	$-	$-	$-	$(1,143)	$-	$-	$-	$(1,143)

Commercial real estate:
Pass	$20,019	$48,758	$13,741	$21,476	$24,284	$20,415	$-	$148,693
Watch	-	-	2,363	-	-	-	-	2,363
Special Mention	-	-	854	-	-	3,475	-	4,329
Substandard	-	-	-	-	6,288	772	-	7,060
Total	$20,019	$48,758	$16,958	$21,476	$30,572	$24,662	$-	$162,445

Church:
Pass	$-	$-	$2,330	$-	$2,091	$3,652	$-	$8,073
Watch	-	-	357	-	-	594	-	951
Substandard	-	-	-	-	-	-	-	-
Total	$-	$-	$2,687	$-	$2,091	$4,246	$-	$9,024

Construction:
Watch	$6,700	$9,232	$-	$-	$-	$-	$-	$15,932
Special Mention	-	-	12,983	5,533	-	-	-	18,516
Substandard	-	-	12,634	21,073	2,519	1,998	-	38,224
Total	$6,700	$9,232	$25,617	$26,606	$2,519	$1,998	$-	$72,672

Commercial – other:
Pass	$43,037	$21,347	$18,837	$8,834	$-	$7,341	$-	$99,396
Watch	9,984	17,469	14,993	1,000	-	1,171	-	44,617
Special Mention	-	-	-	-	-	2,617	-	2,617
Substandard	-	-	-	-	103	261	-	364
Total	$53,021	$38,816	$33,830	$9,834	$103	$11,390	$-	$146,994

SBA:
Pass	$3,789	$12,415	$1,452	$-	$-	$19	$-	$17,675
Substandard	-	571	-	148	-	-	-	719
Doubtful	-	-	-	-	-	74	-	74
Total	$3,789	$12,986	$1,452	$148	$-	$93	$-	$18,468
YTD gross charge-offs	$-	$-	$-	$-	$-	$(36)	$-	$(36)

Consumer:
Pass	$38	$-	$-	$-	$-	$-	$-	$38
Total	$38	$-	$-	$-	$-	$-	$-	$38

Total loans:
Pass	$69,402	$146,248	$101,361	$197,628	$151,777	$126,747	$-	$793,163
Watch	16,684	39,870	34,056	15,299	9,979	25,794	-	141,682
Special Mention	-	-	13,837	5,533	1,774	7,327	-	28,471
Substandard	-	571	13,977	28,965	13,242	3,835	-	60,590
Doubtful	-	-	-	2,079	-	74	-	2,153
Total loans	$86,086	$186,689	$163,231	$249,504	$176,772	$163,777	$-	$1,026,059
Total YTD gross charge-offs	$-	$-	$-	$(1,143)	$-	$(36)	$-	$(1,179)

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

The allowance for off-balance sheet commitments was $203 thousand and $224 thousand at June 30, 2026 and December 31, 2025, respectively, and was classified within accrued expenses and other liabilities on the consolidated statements of financial condition.

NOTE 5 – Goodwill and Core Deposit Intangible

The following tables present the changes in the carrying amounts of goodwill and core deposit intangibles for the six months ended June 30, 2026 and 2025:
June 30, 2026
Core Deposit Intangible
(In thousands)

Balance at the beginning of the period	$1,460
Amortization	(152)
Balance at the end of the period	$1,308

	June 30, 2025
	Goodwill	Core Deposit Intangible
	(In thousands)
Balance at the beginning of the period	$25,858	$1,775
Amortization	-	(158)
Balance at the end of the period	$25,858	$1,617

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

The carrying amount of the core deposit intangible consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
	(In thousands)
Core deposit intangible acquired	$3,329	$3,329
Less: Accumulated amortization	(2,021)	(1,869)
	$1,308	$1,460

The following table outlines the estimated amortization expense for the core deposit intangible during the next five fiscal years (in thousands):

(In thousands)

Remainder of 2026	$152
2027	291
2028	279
2029	267
2030	256
Thereafter	63
$1,308

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

	As of June 30, 2026
	Notional Amount	Fair Value	Consolidated Statements of Financial Condition Category
	(In thousands)
Derivatives in an asset position:
Derivatives not designated as hedging instruments:
Interest rate swaps related to loan customers	$17,000	$203	Other Assets
Total derivatives in an asset position	$17,000	$203

Derivatives in a liability position:
Derivatives not designated as hedging instruments:
Interest rate swaps related to loan customers	$17,000	$203	Accrued Expenses and Other Liabilities
Total derivatives in a liability position	$17,000	$203

	As of December 31, 2025
	Notional Amount	Fair Value	Consolidated Statements of Financial Condition Category
	(In thousands)
Derivatives in an asset position:
Derivatives not designated as hedging instruments:
Interest rate swaps related to loan customers	$17,000	$105	Other Assets
Total derivatives in an asset position	$17,000	$105

Derivatives in a liability position:
Derivatives not designated as hedging instruments:
Interest rate swaps related to loan customers	$17,000	$105	Accrued Expenses and Other Liabilities
Total derivatives in a liability position	$17,000	$105

NOTE 7 – Borrowings

The Bank enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Bank may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Bank to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated statements of financial condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. These agreements mature on a daily basis. As of June 30, 2026 securities sold under agreements to repurchase totaled $81.9 million at an average rate of 3.69%. The fair value of securities pledged totaled $85.7 million as of June 30, 2026. As of December 31, 2025, securities sold under agreements to repurchase totaled $80.8 million at an average rate of 3.66%. The fair value of securities pledged totaled $83.7 million as of December 31, 2025.

At June 30, 2026, the Company had outstanding advances from the FHLB totaling $94.0 million.  At December 31, 2025, the Company had outstanding advances from the FHLB totaling $72.0 million. The weighted average interest rate was 3.83% and 3.79% as of June 30, 2026 and December 31, 2025, respectively. The weighted average contractual maturity was less than one month as of both June 30, 2026 and December 31, 2025. Loans with unpaid balances of $437.8 million and $448.6 million at June 30, 2026 and December 31, 2025, respectively, were pledged to secure FHLB advances. The Company is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets to the extent the Company provides qualifying collateral and holds sufficient FHLB stock. Based on collateral pledged and FHLB stock held, the Company was eligible to borrow an additional $148.4 million as of June 30, 2026.

In addition, the Company had additional lines of credit of $10.0 million with other financial institutions as of June 30, 2026 and December 31, 2025. These lines of credit are unsecured, bear interest at the Federal funds rate as of the date of utilization and mature in 30 days. There were no amounts outstanding under these lines of credit as of June 30, 2026 or December 31, 2025.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(In thousands)
At June 30, 2026
Securities available-for-sale:
Federal agency mortgage-backed securities	$-	$153,732	$-	$153,732
Federal agency CMOs	-	98,972	-	98,972
Federal agency debt	-	23,684	-	23,684
Municipal bonds	-	4,519	-	4,519
SBA pools	-	7,605	-	7,605
Asset-backed securities	-	8,578	-	8,578
Corporate bonds	-	29,940	-	29,940

Interest rate swap asset	-	203	-	203
Interest rate swap liability	-	(203)	-	(203)

At December 31, 2025
Securities available-for-sale:
Federal agency mortgage-backed securities	$-	$114,430	$-	$114,430
Federal agency CMOs	-	69,457	-	69,457
Federal agency debt	-	28,413	-	28,413
Municipal bonds	-	4,522	-	4,522
U.S. Treasuries	4,987	-	-	4,987
SBA pools	-	8,275	-	8,275
Asset-backed securities	-	9,269	-	9,269
Corporate bonds	-	17,482	-	17,482

Interest rate swap asset	-	105	-	105
Interest rate swap liability	-	(105)	-	(105)

There were no transfers between Level 1, Level 2, or Level 3 during the three or six months ended June 30, 2026 or 2025.

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
	(In thousands)
At June 30, 2026:
Collateral dependent loans:
Real Estate:
Single-family	$-	$-	$424	424
Multi-family	-	-	1,759	1,759
Construction	-	-	7,435	7,435
Commercial - other	-	-	46	46

The following table represents quantitative information about Level 3 fair value assumptions for assets measured at fair value on a non-recurring basis at June 30, 2026.

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
	(In thousands)
At June 30, 2026:
Collateral dependent loans:
Real Estate:
Single-family	$424	Market approach	Adjustments to market data	5% - 10%
Multi-family	1,759	Market approach	Adjustments to market data	5% - 10%
Construction	7,435	Market approach	Adjustments to market data	5% - 10%
Commercial - other	46	Market approach	Adjustments to market data	5% - 10%

The table below presents assets measured at fair value on a nonrecurring basis.

	Fair Value Measurement
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
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

Fair Values of Financial Instruments

The following tables present the carrying amount, fair value, and level within the fair value hierarchy of the Company’s financial instruments as of June 30, 2026 and December 31, 2025.

		Fair Value Measurements at June 30, 2026
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$48,905	$48,905	$-	$-	$48,905
Securities available-for-sale	327,030	-	327,030	-	327,030
Loans receivable held for investment	1,126,539	-	-	1,085,985	1,085,985
Accrued interest receivable	6,746	12	1,178	5,556	6,746
Interest rate swaps	203	-	203	-	203

Financial Liabilities:
Non-interest-bearing deposits	$100,883	$-	$100,883	$-	$100,883
Interest-bearing demand deposits	654,648	-	654,648	-	654,648
Time deposits	359,120	-	358,556	-	358,556
Borrowings	94,000	-	93,985	-	93,985
Securities sold under agreements to repurchase	81,928	-	81,928	-	81,928
Accrued interest payable	1,669	-	1,669	-	1,669
Interest rate swaps	203	-	203	-	203

		Fair Value Measurements at December 31, 2025
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$10,507	$10,507	$-	$-	$10,507
Securities available-for-sale	256,835	4,987	251,848	-	256,835
Loans receivable held for investment	1,016,540	-	-	1,002,049	1,002,049
Accrued interest receivable	5,999	36	800	5,163	5,999
Interest rate swaps	105	-	105	-	105

Financial Liabilities:
Non-interest-bearing demand deposits	$105,835	$-	$105,835	$-	$105,835
Interest-bearing demand deposits	512,034	-	512,034	-	512,034
Time deposits	299,734	-	299,434	-	299,434
FHLB borrowings	72,000	-	72,019	-	72,019
Securities sold under agreements to repurchase	80,773	-	80,773	-	80,773
Accrued interest payable	1,633	-	1,633	-	1,633
Interest rate swaps	105	-	105	-	105

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

Stock-based compensation is recognized on a straight-line basis over the vesting period. During the three months ended June 30, 2026 and 2025, the Company recorded $21 thousand of stock-based compensation income and $111 thousand of stock-based compensation expense, respectively. During the six months ended June 30, 2026 and 2025, the Company recorded $113 thousand and $210 thousand of stock-based compensation expense, respectively. The Company did not record any director stock expense during the three months ended June 30, 2026 or June 30, 2025. During both the six months ended June 30, 2026 and 2025, the Company recorded $168 thousand of director stock compensation expense, which was determined using the fair value of the stock on the dates of the awards.

As of June 30, 2026, 460,307 shares had been awarded under the Amended and Restated LTIP and 188,832 shares were available to be awarded. The following tables present unvested stock award activity during the three and six months ended June 30, 2026 and 2025:

	Three months ended
	June 30, 2026	June 30, 2025

Outstanding at beginning of period	212,970	232,864
Granted during period	-	8,183
Forfeited during period	(4,781)	(22,477)
Vested during period	(862)	(22,122)
Outstanding at end of period	207,327	196,448

	Six months ended
	June 30, 2026	June 30, 2025
Outstanding at beginning of period	149,705	184,874
Granted during period	123,634	119,710
Forfeited during period	(9,964)	(23,187)
Vested during period	(56,048)	(84,949)
Outstanding at end of period	207,327	196,448

No stock options were granted, exercised or expired during the three months ended June 30, 2026 or 2025, or during the six months ended June 30, 2025. During the six months ended June 30, 2026, 12,500 stock options were forfeited.

No stock options were outstanding or exercisable at June 30, 2026. The Company did not record any stock-based compensation expense related to stock options during the three or six months ended June 30, 2026 or 2025.

NOTE 10 – ESOP Plan

Employees participate in an ESOP after attaining certain age and service requirements. During 2022, the ESOP purchased 58,369 shares of the Company’s common stock at an average cost of $8.57 per share for a total cost of $500 thousand which was funded with a $5.0 million line of credit from the Company. During 2023, the ESOP purchased 369,953 additional shares of the Company’s common stock at an average cost of $9.19 per share for a total cost of $3.4 million, which was funded with the line of credit. Any loans or borrowings under the line of credit will be repaid from the Bank’s discretionary contributions to the ESOP, net of dividends paid, over a period of 20 years. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. When loan payments are made, shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid‑in capital. Dividends on allocated shares increase participant accounts. Dividends on unallocated shares will be used to repay the loan. At the end of employment, participants will receive shares for their vested balance. Compensation expense related to the ESOP was $59 thousand and $49 thousand for the three months ended June 30, 2026 and 2025, respectively, and $146 thousand and $99 thousand for the six months ended June 30, 2026 and 2025, respectively.

Shares held by the ESOP were as follows:

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Allocated to participants	110,836	124,968
Committed to be released	68,548	55,568
Suspense shares	406,108	406,108
Total ESOP shares	585,492	586,644
Fair value of unearned shares	$3,923	$3,005

The value of unearned shares, which are reported as Unearned ESOP shares in the equity section of the consolidated statements of financial condition, was $3.7 million and $3.9 million at June 30, 2026 and December 31, 2025, respectively.

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

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have developed a “Community Bank Leverage Ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies have set the Community Bank Leverage Ratio (“CBLR”) at 9.0%  to be considered well capitalized. Effective July 1, 2026, pursuant to a final rule issued by the federal banking agencies, the minimum CBLR requirement was reduced from greater than 9.0% to greater than 8.0%.

The Bank’s CBLR was 13.20% which exceeded this requirement at June 30, 2026. Actual and required capital amounts and ratios as of the dates indicated are presented below:

	Actual		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2026
Community Bank Leverage Ratio	$194,521	13.20%	$132,677	9.00%
December 31, 2025
Community Bank Leverage Ratio	$191,336	14.09%	$122,184	9.00%

At June 30, 2026, the Company and the Bank met all the capital adequacy requirements to which they were subject. In addition, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since June 30, 2026 that would materially adversely change the Bank’s capital classifications. From time to time, the Bank may need to raise additional capital to support its further growth and to maintain its “well capitalized” status.

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

At June 30, 2026, the Company maintained a $449 thousand valuation allowance on its deferred tax assets because the number of shares sold in the private placements completed on April 6, 2021 triggered limitations on the use of certain tax attributes under the Section 382 of the federal tax code. The ability to use net operating losses (“NOLs”) to offset future taxable income will be restricted and these NOLs could expire or otherwise be unavailable. In general, under Section 382 of the Code and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period.

The Company recorded income tax expense of $330 thousand for the second quarter of 2026, compared to $296 thousand for the second quarter of 2025. The increase in income tax expense reflected an increase in pre-tax income of $441 thousand between the two periods. The effective tax rate was 22.25% for the second quarter of 2026, compared to 28.41% for the second quarter of 2025.

The Company recorded income tax expense of $612 thousand for the first six months of 2026, compared to income tax benefit of $790 thousand for the first six months of 2025. The increase in income tax expense reflected an increase in pre-tax income of $5.6 million between the two periods. The effective tax rate was 21.03% for the first six months of 2026, compared to 28.87% for the first six months of 2025.

NOTE 13 – Concentrations

The Bank has a significant concentration of deposits with five customers that accounted for approximately 41% and 28% of its deposits as of June 30, 2026 and December 31, 2025, respectively. The Bank also has a significant concentration of short-term borrowings from one customer that accounted for 93% and 91% of the outstanding balance of securities sold under agreements to repurchase as of June 30, 2026 and December 31, 2025, respectively.

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

Multi‑family loans represented 50.97% of our gross loan portfolio at June 30, 2026 compared to 58.41% of our gross loan portfolio at December 31, 2025. We seek to mitigate the risks associated with multi‑family loans by applying appropriate underwriting requirements, which include limitations on loan‑to‑value ratios and debt service coverage ratios. Under our underwriting policies, loan‑to‑value ratios on our multi‑family loans usually do not exceed 75% of the lower of the purchase price or the appraised value of the underlying property. We also generally require minimum debt service coverage ratios of 120% for multi‑family loans. Properties securing multi‑family loans are appraised by management‑approved independent appraisers. Title insurance is required on all loans.

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

General

Broadway Financial Corporation (the “Company”) is a Delaware public benefit corporation and the holding company for City First Bank, National Association (the “Bank”). The Company is dedicated to promoting equitable economic development and increasing access to capital in historically underserved communities through its lending, investment, and banking activities. As a public benefit corporation, the Company seeks to align its mission-driven objectives with the achievement of sustainable financial performance.

In April 2021, the Company completed its merger with CFBanc Corporation, forming a combined institution with a shared commitment to serving low-to-moderate-income and historically underserved communities. Following the merger, Broadway Federal merged with and into City First Bank of D.C., National Association, and the surviving institution was subsequently renamed City First Bank, National Association.

The Company’s financial performance is driven primarily by net interest income generated from its loan and investment portfolios, the quality and performance of its earning assets, funding and liquidity management activities, and noninterest income and expense trends.

The Company is regulated by the Board of Governors of the Federal Reserve System, while the Bank is regulated by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Deposits at the Bank are insured by the FDIC up to applicable limits.

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

The Company evaluates loans collectively for purposes of determining the ACL in accordance with ASC 326. Collective evaluation is based on aggregating loans deemed to possess similar risk characteristics. In certain instances, the Company may identify loans that it believes no longer possess risk characteristics similar to other loans in the loan portfolio. These loans are typically identified from those that have exhibited deterioration in credit quality, since the specific attributes and risks associated with such loans tend to become unique as the credit deteriorates. Such loans are typically nonperforming, downgraded to substandard or worse, and/or are deemed collateral dependent, where the ultimate repayment of the loan is expected to come from the sale of the collateral. Loans that are deemed by management to no longer possess risk characteristics similar to other loans in the portfolio, or that have been identified as collateral dependent, are evaluated individually for purposes of determining an appropriate lifetime ACL. The Company uses the discounted cash flow approach, using the loan’s effective interest rate, for determining the ACL on individually evaluated loans, unless the loan is deemed collateral dependent, which requires evaluation based on the estimated fair value of the underlying collateral, less estimated selling costs. The Company may add a specific reserve for collateral dependent loans based on changes in the estimated fair value of the collateral.

Overview

Total Assets increased by $218.1 million at June 30, 2026, compared to December 31, 2025, reflecting increases in net loans of $110.0 million, securities available-for-sale of $70.2 million and cash and cash equivalents of $38.4 million. The increase in net loans was due to loan growth and loan purchases and the increase in securities available-for-sale was due to purchases of securities available-for-sale.

Loans Held for Investment, Net of the ACL, increased by $110.0 million to $1.1 billion at June 30, 2026, compared to $1.0 billion at December 31, 2025.  The increase was due to loan purchases and growth.

Deposits increased by $197.0 million, or 21.5%, to $1.1 billion at June 30, 2026, from $917.6 million at December 31, 2025.  The increase in deposits was attributable to increases of $186.8 million in savings deposits, $50.2 million in certificates of deposit accounts, and $9.2 million in Certificate of Deposit Registry Service (“CDARS”) deposits (CDARS deposits are similar to ICS deposits, but involve certificates of deposit, instead of money market accounts), partially offset by decreases of $42.9 million in liquid deposits (demand, interest checking, and money market accounts) and $6.3 million in Insured Cash Sweep (“ICS”) deposits (ICS deposits are the Bank’s money market deposit accounts in excess of FDIC insured limits whereby the Bank makes reciprocal arrangements for insurance with other banks). As of June 30, 2026, our uninsured deposits represented 47% of our total deposits, compared to 41% as of December 31, 2025.  We leverage our long-standing partnership with IntraFi Deposit Solutions to offer deposit insurance for accounts exceeding the FDIC deposit insurance limit of $250,000.

Total Borrowings increased $22.0 million to $94.0 million at June 30, 2026, from $72.0 million at December 31, 2025, due to additional FHLB advances.

Net income attributable to common stockholders was $218 thousand during the second quarter of 2026, compared to net income attributable to common stockholders of $2 thousand for the second quarter of 2025.  Diluted income per common share was $0.02 for the second quarter of 2026, compared to $0.00 for the second quarter of 2025.

The Company reported consolidated net income before preferred dividends1 of $968 thousand, or $0.11 per diluted common share1, for the second quarter of 2026, compared to $752 thousand, or $0.09 per diluted common share, for the second quarter of 2025.

For the first six months of 2026, the Company reported consolidated net income before preferred dividends of $2.1 million, or $0.24 per diluted common share, compared to consolidated net loss before preferred dividends of $1.9 million, or ($0.23) per diluted common share, for the first six months of 2025.

Net income attributable to common stockholders was $627 thousand during the first six months of 2026 after deducting preferred dividends of $1.5 million, compared to net loss attributable to common stockholders of $3.4 million for the first six months of 2025 after deducting preferred dividends of $1.5 million. Diluted income per common share was $0.07 for the first six months of 2026, compared to ($0.39) of diluted loss per common share for the first six months of 2025. Diluted income per common share for the first six months of 2026 reflects preferred dividends of $0.17 per diluted common share, compared to $0.18 per diluted common share for the first six months of 2025.

1 “Net income before preferred dividends” and “diluted earnings per common share before preferred dividends” are non-GAAP financial measures. A reconciliation of these non-GAAP financial measures and the nearest GAAP measures is provided in the “Use of Non-GAAP Financial Measures” section.

Results of Operations

Net Interest Income

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

Net interest income totaled $9.5 million, representing an increase of $1.7 million, or 22.4%, from net interest income of $7.8 million for the second quarter of 2025.  The increase resulted from a $3.4 million increase in interest income, primarily due to a $2.0 million increase in interest income on available-for-sale securities, due to an increase in the average balance of available-for-sale securities, and a $1.5 million increase in interest income on loans receivable as a result of an increase in the average balance of loans receivable. These increases in net interest income were partially offset by a $2.1 million increase in interest expense on deposits, as a result of an increase in the average deposits balance and an increase in the average cost of deposits.

The net interest margin increased to 2.65% for the second quarter of 2026 from 2.58% for the second quarter of 2025, due to an increase in the average rate earned on interest-earning assets, which increased to 4.98% for the second quarter of 2026 from 4.80% for the second quarter of 2025, as well as an decrease in the cost of funds, which decreased to 3.02% for the second quarter of 2026 from 3.07% for the second quarter of 2025.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

Net Interest Income totaled $18.5 million for the first six months of 2026, representing an increase of $2.7 million, or 17.4%, from net interest income of $15.8 million for the first six months of 2025.  The increase resulted from a $4.8 million increase in interest income, primarily due to a $3.4 million increase in interest income on available-for-sale securities, due to an increase in the average rate and balance of available-for-sale securities, and a $1.7 million increase in interest income on loans receivable as a result of an increase in the average balance of loans receivable. Further, interest on borrowings decreased $1.8 million due to decreases in the average rate and balance of borrowings. These increases in net interest income were partially offset by a $3.9 million increase in interest expense on deposits due to an increase in the average deposit rate and balance.

The net interest margin increased to 2.70% for the first six months of 2026 from 2.61% for the first six months of 2025, due to an increase in the average rate earned on interest-earning assets, which increased to 4.95% for the first six months of 2026 from 4.82% for the first six months of 2025, and a decrease in the cost of funds, which decreased to 2.97% for the first six months of 2026 from 3.07% for the first six months of 2025.

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

	For the Three Months Ended
	June 30, 2026			June 30, 2025

(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Interest-bearing deposits	$13,380	$120	3.60%	$24,132	$266	4.42%
Securities	312,186	3,210	4.12%	182,351	1,171	2.58%
Loans receivable, net(1)	1,101,866	14,353	5.22%	989,861	12,825	5.20%
FRB and FHLB stock	7,530	120	6.39%	7,473	135	7.25%
Total interest-earning assets	1,434,962	$17,803	4.98%	1,203,817	$14,397	4.80%
Non-interest-earning assets	42,246			48,563
Total assets	$1,477,208			$1,252,380

Liabilities and Equity
Interest-bearing liabilities:
Money market deposits	$175,103	$942	2.16%	$133,930	$336	1.01%
Savings deposits	244,794	2,213	3.63%	46,762	61	0.52%
Interest checking and other demand deposits	262,783	1,447	2.21%	251,146	1,975	3.15%
Certificate accounts	281,036	2,383	3.40%	270,424	2,507	3.72%
Total deposits	963,716	6,985	2.91%	702,262	4,879	2.79%
FHLB borrowings	62,884	614	3.92%	94,795	1,126	4.76%
Other borrowings	77,553	714	3.69%	69,721	637	3.66%
Total borrowings	140,437	1,328	3.79%	164,516	1,763	4.30%
Total interest-bearing liabilities	1,104,153	$8,313	3.02%	866,778	$6,642	3.07%
Non-interest-bearing liabilities	109,709			101,461
Equity	263,346			284,141
Total liabilities and equity	$1,477,208			$1,252,380

Net interest rate spread(2)		$9,490	1.96%		$7,755	1.72%
Net interest rate margin(3)			2.65%			2.58%
Ratio of interest-earning assets to interest-bearing liabilities			129.96%			138.88%

(1)	Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs and loan premiums.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

	For the Six Months Ended
	June 30, 2026			June 30, 2025

(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Interest-bearing deposits	$17,945	$321	3.61%	$26,532	$578	4.39%
Securities	288,930	5,823	4.06%	189,368	2,379	2.53%
Loans receivable, net(1)	1,070,644	27,640	5.21%	996,757	25,942	5.25%
FRB and FHLB stock	7,089	228	6.49%	9,320	299	6.47%
Total interest-earning assets	1,384,608	$34,012	4.95%	1,221,977	$29,198	4.82%
Non-interest-earning assets	42,310			49,364
Total assets	$1,426,918			$1,271,341

Liabilities and Equity
Interest-bearing liabilities:
Money market deposits	$183,131	$1,989	2.19%	$126,557	$593	0.94%
Savings deposits	174,022	2,844	3.30%	47,732	129	0.54%
Interest checking and other demand deposits	263,610	3,066	2.35%	253,384	3,886	3.09%
Certificate accounts	297,093	5,076	3.45%	247,498	4,470	3.64%
Total deposits	917,856	12,975	2.85%	675,171	9,078	2.71%
FHLB borrowings	53,531	1,035	3.90%	137,406	3,082	4.52%
Securities sold under agreements to repurchase	79,942	1,459	3.68%	68,453	1,238	3.65%
Total borrowings	133,473	2,494	3.77%	205,859	4,320	4.23%
Total interest-bearing liabilities	1,051,329	$15,469	2.97%	881,030	$13,398	3.07%
Non-interest-bearing liabilities	111,687			105,028
Equity	263,902			285,283
Total liabilities and equity	$1,426,918			$1,271,341

Net interest rate spread(2)		$18,543	1.99%		$15,800	1.75%
Net interest rate margin(3)			2.70%			2.61%
Ratio of interest-earning assets to interest-bearing liabilities			131.7%			138.7%

(1)	Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs and loan premiums.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

Provision for Credit Losses

The Company recorded a provision for credit losses of $1.5 million for the three months ended June 30, 2026, compared to $200 thousand for the three months ended March 31, 2026.  This increase was primarily due to the establishment of a specific reserve on a non-accrual loan, in addition to loan growth. Although a specific reserve was established during the quarter, broader portfolio metrics remained relatively stable, with  non-performing assets representing 0.71% of total assets and non-accrual loans at 0.98% of total loans.

The Company recorded a provision for credit losses of $1.7 million for the first six months of 2026, compared to $1.5 million for the first six months of 2025.

The Company recorded a recapture of provision for off-balance sheet loan commitments of $99 thousand and $74 thousand for the three months ended June 30, 2026 and 2025, respectively. The Company recorded a recapture of provision for off-balance sheet loan commitments of $21 thousand and $56 thousand for the six months ended June 30, 2026 and 2025, respectively.

The ACL increased from $9.4 million at December 31, 2025 to $10.8 million at June 30, 2026. This increase was primarily due to loan portfolio growth, including an increase in the commercial-other portfolio, and a shift toward higher-risk loans, including an increase in substandard loans within the construction portfolio and higher past-due levels in construction. These factors were evaluated in the context of current conditions and reasonable and supportable forecasts for the Company’s loan classes (single family, multifamily, CRE, church, construction, SBA, consumer, and commercial-other).

The Company had six non-accrual loans at June 30, 2026 with an unpaid principal balance of $11.2 million. Credit quality remains stable with non-accrual loans as a percentage of total loans at 0.98% and non-performing assets to total assets of 0.71%.

Non-interest Income

Non-interest income was $950 thousand for the second quarter of 2026, compared to $355 thousand for the second quarter of 2025, representing an increase of $595 thousand, or 167.6%. The increase was primarily due to a $450 thousand loan fee related to the New Market Tax Credit allocation earned in the second quarter of 2026 and a $250 thousand increase in earnings on bank owned life insurance, partially offset by an $82 thousand decrease in grant income.

Non-interest income was $1.5 million for the first six months of 2026, compared to $643 thousand for the first six months of 2025, representing an increase of $896 thousand, or 139.3%. The increase was primarily due to $494 thousand of additional earnings on bank owned life insurance and a $450 thousand loan fee related to the New Market Tax Credit allocation earned in the first six months of 2026.

Non-interest Expense

Non-interest expense was flat at $7.5 million for both the second quarter of 2026 and the second quarter of 2025.

Non-interest expense was $15.5 million for the first six months of 2026, compared to $17.7 million for the first six months of 2025, representing a decrease of $2.2 million, or 12.6%. The decrease was primarily due to a $1.9 million operational loss incurred in the first six months of 2025 as well as a $557 thousand decrease in compensation and benefits expense and a $331 thousand decrease in professional services expense. These decreases in non-interest expenses were partially offset by an increase of $264 thousand in information services expenses and a $264 thousand increase in loan expenses.

Income Taxes

Income tax expense was $330 thousand for the second quarter of 2026 compared to $296 thousand for the second quarter of 2025.  The increase in tax expense reflected an increase of $441 thousand in pre-tax income between the two periods.  The effective tax rate was 22.25% for the second quarter of 2026, compared to 28.41% for the second quarter of 2025.

Income tax expense/benefit was income tax expense of $612 thousand for the first six months of 2026 compared to income tax benefit of $790 thousand for the first six months of 2025.  The increase in tax expense reflected an increase of $5.6 million in pre-tax income between the two periods.  The effective tax rate was 21.03% for the first six months of 2026, compared to 28.87% for the first six months of 2025.

Financial Condition

Total Assets

Total Assets increased by $218.1 million at June 30, 2026, compared to December 31, 2025, reflecting increases in net loans of $110.0 million, securities available-for-sale of $70.2 million and cash and cash equivalents of $38.4 million. The increase in net loans was due to loan growth and loan purchases and the increase in securities available-for-sale was due to purchases of securities available-for-sale.

Securities Available-For-Sale

Securities available-for-sale totaled $327.0 million at June 30, 2026, compared to $256.8 million at December 31, 2025. The $70.2 million increase in securities available-for-sale during the six months ended June 30, 2026 was primarily due to securities purchases.

The table below presents the carrying amount, weighted average yields and contractual maturities of our securities as of June 30, 2026. The table reflects stated final maturities and does not reflect scheduled principal payments or expected payoffs.

	June 30, 2026
	One Year or Less		More Than One Year to Five Years		More Than Five Years to Ten Years		More Than Ten Years		Total
	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield	Carrying Amount	Weighted Average Yield
	(Dollars in thousands)
Available‑for‑sale:
Federal agency mortgage‑backed securities	$5	3.01%	$1,883	1.25%	$8,908	2.04%	$142,936	4.24%	$153,732	4.07%
Federal agency CMOs	13	0.82%	3,136	4.09%	5,509	3.70%	90,314	4.58%	98,972	4.51%
Federal agency debt	8,831	1.33%	11,799	2.11%	3,054	4.05%	-	-	23,684	2.07%
Municipal bonds	-	-	3,059	1.50%	-	-	1,460	1.70%	4,519	1.56%
SBA pools	-	-	986	2.40%	-	-	6,619	2.23%	7,605	2.25%
Asset-backed securities	-	-	-	-	-	-	8,578	5.08%	8,578	5.08%
Corporate bonds	-	-	-	-	25,414	6.16%	4,526	6.21%	29,940	6.17%
Total	$8,849	1.33%	$20,863	2.25%	$42,885	4.84%	$254,433	4.36%	$327,030	4.20%

Loans Receivable Held for Investment

Loans Held for Investment, Net of the ACL, increased by $110.0 million to $1.1 billion at June 30, 2026, compared to $1.0 billion at December 31, 2025.  The increase was comprised of $84.8 million in purchased loans and $26.6 in organic growth, net of paydowns and an increase in the ACL of $1.4 million.

The following table presents loan categories by maturity for the period indicated. Actual repayments historically have, and will likely in the future, differ significantly from contractual maturities because individual borrowers generally have the right to prepay loans, with or without prepayment penalties.

	June 30, 2026
	One Year or Less	More Than One Year to Five Years	More Than Five Years to 15 Years	More Than 15 Years	Total
	(Dollars in thousands)
Loans receivable held for investment:
Single-family	$3,771	$5,991	$3,022	$5,959	$18,743
Multi-family	16,166	25,960	9,527	518,271	569,924
Commercial real estate	14,909	106,485	34,345	25,221	180,960
Church	2,649	2,348	3,850	-	8,847
Construction	52,116	38,794			90,910
Commercial - other	21,802	55,981	30,736	123,479	231,998
SBA loans	50		9,022	7,532	16,604
Consumer	65				65
	$111,528	$235,559	$90,502	$680,462	$1,118,051

Loans maturities after one year with:
Fixed rates
Single-family		$5,875	$649	$-	$6,524
Multi-family		24,461	4,610	-	29,071
Commercial real estate		83,967	23,366	-	107,333
Church		195	-	-	195
Construction		9,605	-	-	9,605
Commercial - other		40,981	16,324	24,370	81,675
SBA loans		-	3,295	-	3,295
Consumer		-	-	-	-
		$165,084	$48,244	$24,370	$237,698

Variable rates
Single-family		$116	$2,373	$5,959	$8,448
Multi-family		1,499	4,917	518,271	524,687
Commercial real estate		22,518	10,979	25,221	58,718
Church		2,153	3,850	-	6,003
Construction		29,189	-	-	29,189
Commercial - other		15,000	14,412	99,109	128,521
SBA loans		-	5,727	7,532	13,259
Consumer					-
		$70,475	$42,258	$656,092	$768,825

Total		$235,559	$90,502	$680,462	$1,006,523

Certain multi-family loans have adjustable-rate features based on the Secured Overnight Financing Rate but are fixed for the first five years. Our experience has shown that these loans typically pay off during the first five years and do not reach the adjustable-rate phase. However, in the current interest rate environment, we have seen more borrowers maintain their loans instead of paying them off due to interest rate caps which make the adjusted interest rate on their existing loan more desirable than getting a new loan at current interest rates. Multi-family loans in their initial fixed period totaled $362.9 million or 63.7% of our multi-family loan portfolio as of June 30, 2026.

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

Loans delinquent by 30 days or more, but less than 60 days, increased to $15.2 million at June 30, 2026, from $11.8 million at December 31, 2025, primarily due to one construction loan, and loan delinquencies for 60 days or more, but less than 90 days, increased to $7.8 million at June 30, 2026, from $367 thousand at December 31, 2025, primarily due to one construction loan and one CRE loan. Loans past due greater than 90 days was $11.1 million at June 30, 2026, compared to $3.0 million at December 31, 2025, primarily due to one construction loan.

We believe the ACL is adequate to cover expected losses in the loan portfolio as of June 30, 2026, but there can be no assurance that actual losses will not exceed the estimated amounts. The OCC and the Federal Deposit Insurance Corporation (“FDIC”) periodically review the ACL as an integral part of their examination process. These agencies may require an increase in the ACL based on their judgments of the information available to them at the time of their examinations.

The following table details our allocation of the ACL to the various categories of loans held for investment and the percentage of loans in each category to total loans at the dates indicated:

	June 30, 2026		December 31, 2025		June 30, 2025
	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Single-family	$120	1.68%	$132	2.03%	$122	2.33%
Multi‑family	5,264	50.97%	4,782	58.41%	6,288	63.36%
Commercial real estate	1,787	16.19%	1,193	16.01%	1,235	16.04%
Church	67	0.79%	36	0.89%	55	0.94%
Construction	1,963	8.13%	2,039	7.19%	1,291	8.22%
Commercial - other	1,589	20.75%	900	13.79%	814	8.62%
SBA loans	9	1.49%	342	1.68%	75	0.49%
Total allowance for credit losses	$10,799	100.00%	$9,424	100.00%	$9,880	100.00%

Total Liabilities

Total liabilities increased by $218.6 million to $1.3 billion at June 30, 2026 from December 31, 2025, primarily due to an increase of $197.0 million in deposits and a $22.0 million increase in FHLB borrowings.

Deposits

Deposits increased by $197.0 million, or 21.5%, to $1.1 billion at June 30, 2026, from $917.6 million at December 31, 2025.  The increase in deposits was attributable to increases of $186.8 million in savings deposits, $50.2 million in certificates of deposit accounts, and $9.2 million in CDARS deposits, partially offset by decreases of $42.9 million in liquid deposits (demand, interest checking, and money market accounts) and $6.3 million in ICS deposits. As of June 30, 2026, our uninsured deposits represented 47% of our total deposits, compared to 41% as of December 31, 2025.

The following table presents the maturity of time deposits, which includes CDARS, as of the dates indicated:

	Three Months or Less	Three to Six Months	Six Months to One Year	Over One Year	Total
	(In thousands)
June 30, 2026
Time deposits of $250,000 or less	$114,895	$67,033	$49,164	$2,873	$233,965
Time deposits of more than $250,000	93,797	14,548	12,968	3,842	125,155
Total	$208,692	$81,581	$62,132	$6,715	$359,120
Not covered by deposit insurance	$89,047	$4,298	$7,718	$2,842	$103,905
December 31, 2025
Time deposits of $250,000 or less	$65,681	$42,989	$83,129	$2,849	$194,648
Time deposits of more than $250,000	79,939	4,491	18,413	2,243	105,086
Total	$145,620	$47,480	$101,542	$5,092	$299,734
Not covered by deposit insurance	$74,439	$2,491	$14,913	$1,743	$93,586

Borrowings

The Bank enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Bank may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Bank to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated statements of financial condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. These agreements mature on a daily basis. As of June 30, 2026 securities sold under agreements to repurchase totaled $81.9 million at an average rate of 3.69%. The fair value of securities pledged totaled $85.7 million as of June 30, 2026. As of December 31, 2025, securities sold under agreements to repurchase totaled $80.8 million at an average rate of 3.66%. The fair value of securities pledged totaled $83.7 million as of December 31, 2025.

At June 30, 2026, the Company had outstanding advances from the FHLB totaling $94.0 million.  At December 31, 2025, the Company had outstanding advances from the FHLB totaling $72.0 million. The weighted average interest rate was 3.83% and 3.79% as of June 30, 2026 and December 31, 2025, respectively. The weighted average contractual maturity was less than one month as of both June 30, 2026 and December 31, 2025. Loans with unpaid balances of $437.8 million and $448.6 million at June 30, 2026 and December 31, 2025, respectively, were pledged to secure FHLB advances. The Company is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets to the extent the Company provides qualifying collateral and holds sufficient FHLB stock. Based on collateral pledged and FHLB stock held, the Company was eligible to borrow an additional $148.4 million as of June 30, 2026.

In addition, the Company had additional lines of credit of $10.0 million with other financial institutions as of June 30, 2026 and December 31, 2025. These lines of credit are unsecured, bear interest at the Federal funds rate as of the date of utilization and mature in 30 days. There were no amounts outstanding under these lines of credit as of June 30, 2026 or December 31, 2025.

Stockholders’ Equity

Broadway Financial Corporation and subsidiary equity was $262.3 million, or 16.8%, of the Company’s total assets, at June 30, 2026, compared to $262.8 million, or 19.5% of the Company’s total assets, at December 31, 2025. Book value per share was $12.11 at June 30, 2026 and $12.28 at December 31, 2025. Capital ratios remain strong with a Community Bank Leverage Ratio of 13.20% at June 30, 2026 and 14.09% at December 31, 2025.

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

During the first six months of 2026, the Company’s balance sheet increased significantly due to growth in both loans and deposits. Loan growth was driven by a combination of organic production, including commercial and construction lending activities, and the purchase of government-guaranteed loans. Deposit growth was driven in part by utilizing the Raisin deposit platform, which provided access to additional funding sources to support loan growth and enhance liquidity.  During the six months ended June 30, 2026, the Bank purchased $94.0 million of government-guaranteed loans and obtained approximately $238.3 million of deposits through the Raisin platform.

The Bank’s sources of funds include deposits, advances from the FHLB and other borrowings, proceeds from the sale of loans and investment securities, and payments of principal and interest on loans and investment securities. The Bank is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. Based on FHLB stock held and collateral pledged as of June 30, 2026, the Bank had the ability to borrow an additional $148.4 million from the FHLB of Atlanta. In addition, the Bank had additional lines of credit of $10.0 million with other financial institutions.

The Bank’s primary uses of funds include originations of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and the payment of operating expenses. Also, when the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank invests excess cash with the Federal Reserve Bank or other financial institutions. The Bank’s liquid assets at June 30, 2026 consisted of $48.9 million in cash and cash equivalents and $229.9 million in securities available-for-sale that were not pledged, compared to $10.5 million in cash and cash equivalents and $161.1 million in securities available-for-sale that were not pledged at December 31, 2025. Currently, we believe the Bank has sufficient liquidity to support growth over the next twelve months and in the longer term.

Deposit growth during the first six months of 2026 included funding obtained through the Raisin platform. While deposits obtained through deposit placement platforms generally carry higher funding costs than certain traditional core deposit relationships, management believes they provide an efficient source of funding to support balance sheet growth, diversify funding sources and maintain liquidity. Management continues to monitor deposit pricing, concentrations, retention characteristics and overall funding costs associated with these deposits.

At June 30, 2026, liquid assets consisted of $48.9 million in cash and cash equivalents and $229.9 million of unpledged available-for-sale securities, compared to $10.5 million and $161.1 million, respectively, at December 31, 2025. Including available borrowing capacity from the FHLB and other funding lines, total available liquidity was approximately $437.2 million at June 30, 2026.

The Bank had commitments to fund $1.4 million in loans that were approved but unfunded as of June 30, 2026. In addition, the Bank had $3.4 million in unfunded line of credit loans and $31.6 million in unfunded construction loans as of June 30, 2026.

              The Bank has a significant concentration of deposits with five customers that accounted for approximately 41% of its deposits as of June 30, 2026. The Bank also has a significant concentration of short-term borrowings from one customer that accounted for 93% of the outstanding balance of securities sold under agreements to repurchase as of June 30, 2026. The Bank has long-term relationships with these customers and expects to maintain its relationships with them for the foreseeable future.

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

The Company recorded consolidated net cash outflows from investing activities of $185.3 million during the six months ended June 30, 2026, compared to net cash inflows from investing activities of $56.9 million during the six months ended June 30, 2025. Net cash outflows from investing activities for the six months ended June 30, 2026 were primarily due to funding of new loans, net of repayments, of $111.9 million and purchases of available-for-sale securities of $100.9 million, partially offset by $28.9 million of principal payments on and maturities of available-for sale-securities. Net cash inflows from investing activities for the six months ended June 30, 2025 were primarily due to principal paydowns on available-for-sale securities of $51.4 million and proceeds from loan repayments of $21.3 million, partially offset by purchases of available-for-securities of $21.6 million.

The Company recorded consolidated net cash inflows from financing activities of $218.5 million during the six months ended June 30, 2026, compared to consolidated net cash outflows from financing activities of $87.4 million during the six months ended June 30, 2025. Net cash inflows from financing activities during the six months ended June 30, 2026 were primarily due to proceeds of FHLB borrowings of $449.3 million and a net increase in deposits of $197.0 million, partially offset by repayments of FHLB borrowings of $427.3 million. Net cash outflows from financing activities during the six months ended June 30, 2025 were primarily due to repayments of FHLB advances of $512.0 million, partially offset by proceeds from FHLB advances of $376.5 million and a net increase in deposits of $53.5 million.

Capital Resources and Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of June 30, 2026 and December 31, 2025, the Bank exceeded all capital adequacy requirements to which it is subject and meets the qualifications to be considered “well capitalized.” (See Note 11 – Regulatory Matters.)

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

Tangible book value per common share is a non-GAAP measurement that excludes the net unamortized core deposit intangible asset, which was originally recorded in connection with the CFBanc merger. The Company uses this non-GAAP financial measure to provide supplemental information regarding the Company’s financial condition and operational performance. A reconciliation between common book value and tangible book value per common share is shown as follows:

	Common Equity Capital	Shares Outstanding	Per Share Amount
	(Dollars in thousands)
June 30, 2026
Common book value	$112,304	9,273,624	$12.11
Less:
Net unamortized core deposit intangible	1,308
Tangible book value	110,996	9,273,624	11.97

December 31, 2025
Common book value	112,751	9,180,498	12.28
Less:
Net unamortized core deposit intangible	1,460
Tangible book value	$111,291	9,180,498	$12.12

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)		(Dollars in thousands)

Net income (loss) attributable to common shareholders	$218	$2	$627	$(3,437)
Add: Preferred stock dividends	750	750	1,500	1,500
Net income (loss) before preferred dividends	$968	$752	$2,127	$(1,937)

Weighted average common shares outstanding for diluted earnings (loss) per common share	8,874,673	8,808,467	8,845,593	8,557,745
Earnings (loss) per common share - diluted	0.02	0.00	0.07	(0.39)
Earnings (loss) per common share - diluted before preferred dividends	$0.11	$0.09	$0.24	$(0.23)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) as of June 30, 2026 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. Based on the evaluation, management identified material weaknesses related to the Company’s internal control over financial reporting and, as a result, concluded that the Company’s disclosure controls and procedures were ineffective as of June 30, 2026. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.

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

Remediation Plans

In response to the identified material weaknesses, the Company’s management, with the oversight of the Audit Committee of our Board of Directors, has dedicated significant resources, including additional employee training, toward efforts to improve our internal control over financial reporting. Management is actively engaged in the implementation of remediation efforts to address the material weaknesses.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: August 13, 2026	By:	/s/ Brian Argrett
Brian Argrett
Chief Executive Officer

Date: August 13, 2026	By:	/s/ Zack Ibrahim
Zack Ibrahim
Chief Financial Officer