Form 10-Q
period 2026-09-30
BROADWAY FINANCIAL CORP \DE\
filed 2026-11-13
CIK 1001171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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
Yes ☐  No ☒

As of November 6, 2026, 6,178,351 shares of the registrant’s Class A voting common stock, 1,425,404 shares of the registrant’s Class B non-voting common stock and 1,672,562 shares of the registrant’s Class C non-voting common stock were outstanding.

2

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Financial Condition
(In thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Cash and due from banks	$1,824	$1,676
Interest-bearing deposits in other banks	47,486	8,831
Cash and cash equivalents	49,310	10,507
Securities available-for-sale, at fair value (amortized cost of $326,554 and $265,371)	305,410	256,835
Loans receivable held for investment, net of allowance of $9,964 and $9,424	1,132,690	1,016,540
Accrued interest receivable	7,518	5,999
Federal Home Loan Bank (“FHLB”) stock	5,752	4,417
Federal Reserve Bank (“FRB”) stock	3,543	3,543
Office properties and equipment, net	8,730	8,732
Bank owned life insurance	24,443	23,663
Deferred tax assets, net	10,379	6,711
Core deposit intangible, net	1,232	1,460
Other assets	7,916	7,162
Total assets	$1,556,923	$1,345,569

Liabilities and equity
Liabilities:
Deposits	$1,109,962	$917,603
Borrowings	99,000	72,000
Securities sold under agreements to repurchase	79,999	80,773
Accrued expenses and other liabilities	12,345	12,236
Total liabilities	1,301,306	1,082,612
Equity:
Non-Cumulative Redeemable Perpetual Preferred stock, Series C; authorized 150,000 shares at September 30, 2026 and December 31, 2025; issued and outstanding 150,000 shares at September 30, 2026 and December 31, 2025; liquidation value $1,000 per share	150,000	150,000
Common stock, Class A, $0.01 par value, voting; authorized 75,000,000 shares at September 30, 2026 and December 31, 2025; issued 6,505,579 shares at September 30, 2026 and 6,409,760 shares at December 31, 2025; outstanding 6,178,351 shares at September 30, 2026 and 6,082,532 shares at December 31, 2025	65	64
Common stock, Class B, $0.01 par value, non-voting; authorized 15,000,000 shares at September 30, 2026 and December 31, 2025; issued and outstanding 1,425,404 shares at September 30, 2026 and December 31, 2025	14	14
Common stock, Class C, $0.01 par value, non-voting; authorized 25,000,000 shares at September 30, 2026 and December 31, 2025; issued and outstanding 1,672,562 at September 30, 2026 and December 31, 2025	17	17
Additional paid-in capital	143,653	143,194
Accumulated deficit	(14,219)	(15,238)
Unearned Employee Stock Ownership Plan (“ESOP”) shares	(3,680)	(3,869)
Accumulated other comprehensive loss, net of tax	(15,056)	(6,105)
Treasury stock-at cost, 327,228 shares at September 30, 2026 and at December 31, 2025	(5,326)	(5,326)
Total Broadway Financial Corporation and Subsidiary stockholders' equity	255,468	262,751
Non-controlling interest	149	206
Total liabilities and equity	$1,556,923	$1,345,569

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income:
Interest and fees on loans receivable	$15,120	$13,418	$42,760	$39,360
Interest on available-for-sale securities	3,380	1,690	9,203	4,069
Other interest income	298	683	847	1,560
Total interest income	18,798	15,791	52,810	44,989

Interest expense:
Interest on deposits	6,973	5,363	19,948	14,441
Interest on borrowings	1,929	1,811	4,423	6,131
Total interest expense	8,902	7,174	24,371	20,572

Net interest income	9,896	8,617	28,439	24,417
Provision for credit losses	668	679	2,349	2,139
Net interest income after provision for credit losses	9,228	7,938	26,090	22,278

Non-interest income:
Service charges	36	47	124	131
Grants	55	145	185	275
Earnings on bank owned life insurance	264	61	780	83
Management fees	8	19	497	106
Other	133	150	449	470
Total non-interest income	496	422	2,035	1,065

Non-interest expense:
Compensation and benefits	4,684	4,340	13,823	14,036
Occupancy expense	530	505	1,496	1,530
Information services	1,051	768	2,795	2,248
Professional services	629	624	1,786	2,112
Advertising and promotional expense	73	76	253	183
Supervisory costs	292	161	656	510
Corporate insurance	72	86	183	219
Amortization of core deposit intangible	76	78	228	236
Operational loss	-	(1,603)	-	340
Goodwill impairment	-	25,858	-	25,858
Other	924	625	2,602	1,965
Total non-interest expense	8,331	31,518	23,822	49,237

Income (loss) before income taxes	1,393	(23,158)	4,303	(25,894)
Income tax expense (benefit)	279	736	891	(54)
Net income (loss)	$1,114	$(23,894)	$3,412	$(25,840)
Less: Net (loss) income attributable to non-controlling interest	(28)	(11)	143	(20)
Net income (loss) attributable to Broadway Financial Corporation	$1,142	$(23,883)	$3,269	$(25,820)
Less: Preferred stock dividends	750	750	2,250	2,250
Net income (loss) attributable to common stockholders	$392	$(24,633)	$1,019	$(28,070)

Other comprehensive (loss) income, net of tax:
Net income (loss)	$1,114	$(23,894)	$3,412	$(25,840)
Unrealized (losses) gains on securities available-for-sale arising during the period	(10,493)	2,266	(12,608)	6,009
Income tax effect	(3,043)	653	(3,657)	1,730
Other comprehensive (loss) income, net of tax	(7,450)	1,613	(8,951)	4,279
Comprehensive loss	$(6,336)	$(22,281)	$(5,539)	$(21,561)
Less: Net (loss) income attributable to non-controlling interest	(28)	(11)	143	(20)
Comprehensive loss attributable to Broadway Financial Corporation	$(6,308)	$(22,270)	$(5,682)	$(21,541)

Earnings (loss) per common share-basic	$0.04	$(2.86)	$0.12	$(3.27)
Earnings (loss) per common share-diluted	$0.04	$(2.86)	$0.11	$(3.27)

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$3,412	$(25,840)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for credit losses	2,349	2,139
Depreciation and amortization	324	307
Loss on disposal of office properties and equipment	77	-
Net change of deferred loan origination costs	444	384
Net accretion of premiums and discounts on available-for-sale securities	(454)	(226)
Accretion of purchase accounting marks on loans	(70)	(201)
Amortization of core deposit intangible	228	236
Director compensation expense-common stock	168	168
Stock-based compensation expense	264	188
ESOP compensation expense	217	149
Earnings on bank owned life insurance	(780)	(83)
Goodwill impairment	-	25,858
Change in assets and liabilities:
Net change in deferred taxes	(11)	(994)
Net change in accrued interest receivable	(1,519)	(648)
Net change in other assets	(754)	1,154
Net change in accrued expenses and other liabilities	109	(104)
Net cash provided by operating activities	4,004	2,487

Cash flows from investing activities:
Net change in loans receivable held for investment	(118,873)	(15,510)
Principal payments on and maturities of available-for-sale securities	40,138	83,966
Purchases of available-for-sale securities	(100,867)	(117,874)
Purchase of FHLB stock	(24,826)	(8,771)
Proceeds from redemption of FHLB stock	23,491	12,360
Purchase of office properties and equipment	(399)	(134)
Purchases of bank owned life insurance	-	(20,000)
Net cash used in investing activities	(181,336)	(65,963)

Cash flows from financing activities:
Net change in deposits	192,359	103,806
Net change in securities sold under agreements to repurchase	(774)	9,508
City First Bank Fund Manager II distribution	(200)	-
Dividends paid on ECIP preferred stock	(2,250)	(2,250)
Repayments of secured borrowings	-	(1,190)
Proceeds from FHLB borrowings	939,500	549,500
Repayments of FHLB borrowings	(912,500)	(637,532)
Net cash provided by financing activities	216,135	21,842
Net change in cash and cash equivalents	38,803	(41,634)
Cash and cash equivalents at beginning of the period	10,507	61,365
Cash and cash equivalents at end of the period	$49,310	$19,731
Supplemental disclosures of cash flow information:
Cash paid for interest	$24,083	$19,928
Cash paid for income taxes	1,274	-

See accompanying notes to unaudited consolidated financial statements.

BROADWAY FINANCIAL CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Equity
(Unaudited)

	Three Month Periods Ended September 30, 2026 and 2025
					Accumulated	(Accumulated
	Preferred	Common	Common	Additional	Other	Deficit)	Unearned		Non-
	Stock Non-	Stock	Stock Non-	Paid-in	Comprehensive	Retained	ESOP	Treasury	Controlling	Total
	Voting	Voting	Voting	Capital	Loss, Net	Earnings	Shares	Stock	Interest	Equity
	(In thousands)
Balance at June 30, 2026	$150,000	$65	$31	$143,494	$(7,606)	$(14,611)	$(3,743)	$(5,326)	$177	$262,481
Net income	-	-	-	-	-	1,142	-	-	(28)	1,114
Release of unearned ESOP shares	-	-	-	8	-	-	63	-	-	71
Stock-based compensation expense	-	-	-	151	-	-	-	-	-	151
Dividends declared and paid - preferred	-	-	-	-	-	(750)	-	-	-	(750)
Other comprehensive loss, net of tax	-	-	-	-	(7,450)	-	-	-	-	(7,450)
Balance at September 30, 2026	$150,000	$65	$31	$143,653	$(15,056)	$(14,219)	$(3,680)	$(5,326)	$149	$255,617

Balance at June 30, 2025	$150,000	$64	$31	$143,266	$(8,557)	$9,290	$(4,089)	$(5,326)	$210	$284,889
Net loss	-	-	-	-	-	(23,883)	-	-	(11)	(23,894)
Release of unearned ESOP shares	-	-	-	(14)	-	-	64	-	-	50
Stock-based compensation expense	-	-	-	(22)	-	-	-	-	-	(22)
Dividends declared and paid - preferred	-	-	-	-	-	(750)	-	-	-	(750)
Other comprehensive income, net of tax	-	-	-	-	1,613	-	-	-	-	1,613
Balance at September 30, 2025	$150,000	$64	$31	$143,230	$(6,944)	$(15,343)	$(4,025)	$(5,326)	$199	$261,886

	Nine Month Periods Ended September 30, 2026 and 2025
					Accumulated	(Accumulated
	Preferred	Common	Common	Additional	Other	Deficit)	Unearned		Non-
	Stock Non-	Stock	Stock Non-	Paid-in	Comprehensive	Retained	ESOP	Treasury	Controlling	Total
	Voting	Voting	Voting	Capital	Loss, Net	Earnings	Shares	Stock	Interest	Equity
	(In thousands)
Balance at December 31, 2025	$150,000	$64	$31	$143,194	$(6,105)	$(15,238)	$(3,869)	$(5,326)	$206	$262,957
Net income	-	-	-	-	-	3,269	-	-	143	3,412
Release of unearned ESOP shares	-	-	-	28	-	-	189	-	-	217
Stock-based compensation expense	-	1	-	263	-	-	-	-	-	264
Director stock compensation expense	-	-	-	168	-	-	-	-	-	168
Dividends declared and paid - preferred	-	-	-	-	-	(2,250)	-	-	-	(2,250)
City First Bank Fund Manager II Distribution	-	-	-	-	-	-	-	-	(200)	(200)
Other comprehensive loss, net of tax	-	-	-	-	(8,951)	-	-	-	-	(8,951)
Balance at September 30, 2026	$150,000	$65	$31	$143,653	$(15,056)	$(14,219)	$(3,680)	$(5,326)	$149	$255,617

Balance at December 31, 2024	$150,000	$63	$31	$142,902	$(11,223)	$12,727	$(4,201)	$(5,326)	$219	$285,192
Net loss	-	-	-	-	-	(25,820)	-	-	(20)	(25,840)
Release of unearned ESOP shares	-	-	-	(27)	-	-	176	-	-	149
Stock-based compensation expense	-	1	-	187	-	-	-	-	-	188
Director stock compensation expense	-	-	-	168	-	-	-	-	-	168
Dividends declared and paid - preferred	-	-	-	-	-	(2,250)	-	-	-	(2,250)
Other comprehensive income, net of tax	-	-	-	-	4,279	-	-	-	-	4,279
Balance at September 30, 2025	$150,000	$64	$31	$143,230	$(6,944)	$(15,343)	$(4,025)	$(5,326)	$199	$261,886

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for quarterly reports on Form 10-Q. These unaudited consolidated financial statements do not include all disclosures associated with the Company’s consolidated annual financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, (the “2025 Form 10-K”) and, accordingly, should be read in conjunction with such audited consolidated financial statements. In the opinion of management, all adjustments (all of which are normal and recurring in nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

The Company operates one reportable segment — banking. The Company’s chief executive officer is its chief operating decision maker (“CODM”). The CODM assesses operating performance and manages the allocation of resources primarily based on the Company’s consolidated operating results and financial condition. The factors considered in making this determination include that all of the banking products and services offered by the Company are available in each branch of the Company, management does not allocate resources based on the performance of different lending or transaction activities, and how information is reviewed by the chief executive officer and other key decision makers. The CODM uses consolidated net income to benchmark the Company against its competitors and to monitor budget to actual results. As a result, the Company determined that all services offered relate to banking. Loans, investments, and deposits provide the revenues in the banking operation. Interest expense, provisions for credit losses and payroll provide the significant expenses in the banking operation. See the Company’s operating segment information in the unaudited consolidated statements of financial condition and the unaudited consolidated statements of operations and comprehensive loss.

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

NOTE 2 – Earnings (Loss) Per Share and Equity

Basic earnings (loss) per share of common stock is computed pursuant to the two-class method by dividing net income (loss) attributable to common stockholders less dividends paid on participating securities (unvested shares of restricted common stock) and any undistributed earnings attributable to participating securities by the weighted average common shares outstanding during the period. The weighted average common shares outstanding includes the weighted average number of shares of common stock outstanding less the weighted average number of unvested shares of restricted common stock. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings (loss) per share of common stock includes the dilutive effect of unvested stock awards and additional potential common shares issuable under stock options. Unvested restricted awards are considered outstanding for this calculation.

The following table shows how the Company computed basic and diluted earnings (loss) per share of common stock for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands, except share and per share data)
Net income (loss) attributable to Broadway Financial Corporation	$1,142	$(23,883)	$3,269	$(25,820)
Net (income) loss attributable to participating securities	(8)	-	(24)	-
Preferred stock dividends	(750)	(750)	(2,250)	(2,250)
Net income (loss) allocated to common stock	$384	$(24,633)	$995	$(28,070)

Weighted average common shares outstanding for basic earnings (loss) per common share	8,682,092	8,617,707	8,644,704	8,581,883
Add: Effects of unvested restricted stock awards	189,821	-	209,845	-
Weighted average common shares outstanding for diluted earnings (loss) per common share	8,871,913	8,617,707	8,854,549	8,581,883

Earnings (loss) per common share - basic	$0.04	$(2.86)	$0.12	$(3.27)
Earnings (loss) per common share - diluted	$0.04	$(2.86)	$0.11	$(3.27)

Series C, Senior Non-Cumulative Perpetual Preferred Stock

On June 7, 2022 (the “Original Closing Date”), the Company issued 150,000 shares of Series C Preferred Stock with a liquidation preference of $1,000 per share for the capital investment of $150 million from the U.S. Treasury under the Emergency Capital Investment Program (“ECIP”).

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

On January 14, 2025, the Company entered into a Securities Purchase Option Agreement (the “Option Agreement”) with the U.S. Treasury, which grants the Company the conditional option to repurchase the Series C Preferred Stock during the first 15 years following the Company’s issuance of the Preferred Stock. The purchase price for the Series C Preferred Stock under the Option Agreement is based on a formula equal to the present value of the Series C Preferred Stock as of the closing date, calculated as set forth in the Option Agreement, together with any accrued and unpaid dividends thereon and could represent a substantial discount from the Preferred Stock’s liquidation amount.

The purchase option may not be exercised during the first 10 years following the Company’s sale of the Series C Preferred Stock unless and until the Company meets at least one of the following three conditions (the “Threshold Conditions”): (1) an average of at least 60% of the Company’s loan originations qualify as “Deep Impact Lending” over any 16 consecutive quarters, (2) an average of at least 85% of the Company’s total originations qualify as “Qualified Lending” over any 24 consecutive quarters or (3) the Series C Preferred Stock has a dividend rate of no more than 0.5% at each of six consecutive “Reset Dates,” in each case as defined in the Option Agreement and the terms of the Series C Preferred Stock. In addition to satisfying a Threshold Condition, the Option Agreement requires that the Company meet certain other eligibility conditions in order to exercise the purchase option in the future, including compliance with the terms of the original ECIP purchase agreement and the terms of the Series C Preferred Stock, maintaining qualification as either a certified community development financial institution or a minority depository institution and satisfying other legal and regulatory criteria. Although the Company currently meets the general eligibility criteria, other than satisfying one of the Threshold Conditions, there can be no assurance that the Company will meet such criteria in the future. The Company may designate a mission aligned nonprofit affiliate as the purchaser of the Series C Preferred Stock under the terms of the Option Agreement.

The earliest possible date by which a Threshold Condition may be met is June 30, 2026 which is the end of the sixteenth consecutive quarter following the Original Closing Date. The Company has not met a Threshold Condition as of September 30, 2026, and there can be no assurance if and when a Threshold Condition will be met.

The Company began paying quarterly dividends on the Series C Preferred Stock in the three month period ended June 30, 2024. Dividends on the Series C Preferred Stock totaled $750 thousand for both the three months ended September 30, 2026 and 2025, and $2.3 million for both the nine months ended September 30, 2026 and 2025, at a dividend rate of 2.0%.

NOTE 3 – Securities

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolios as of the dates indicated and the corresponding amounts of unrealized gains and losses which were recognized in accumulated other comprehensive loss:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
September 30, 2026
Federal agency mortgage-backed securities	$156,281	$4	$(15,258)	$141,027
Federal agency collateralized mortgage obligations (“CMO”)	96,640	21	(2,635)	94,026
Federal agency debt	22,436	13	(799)	21,650
Municipal bonds	4,740	-	(311)	4,429
U.S. Small Business Administration (“SBA”) pools	8,113	5	(1,327)	6,791
Asset-backed securities	8,344	12	(20)	8,336
Corporate bonds	30,000	-	(849)	29,151
Total available-for-sale securities	$326,554	$55	$(21,199)	$305,410
December 31, 2025:
Federal agency mortgage-backed securities	$120,372	$1,109	$(7,051)	$114,430
Federal agency CMOs	69,742	367	(652)	69,457
Federal agency debt	29,259	-	(846)	28,413
Municipal bonds	4,766	-	(244)	4,522
U.S. Treasuries	4,993	-	(6)	4,987
SBA pools	9,387	3	(1,115)	8,275
Asset-backed securities	9,352	3	(86)	9,269
Corporate bonds	17,500	57	(75)	17,482
Total available-for-sale securities	$265,371	$1,539	$(10,075)	$256,835

As of September 30, 2026, securities with a fair value of $82.3 million were pledged as collateral for securities sold under agreements to repurchase, securities with a fair value of $6.9 million were pledged as collateral for D.C. Housing, securities with a fair value of $3.9 million were pledged as collateral for D.C. Government, and securities with a fair value of $114 thousand were pledged as collateral for FRB discount window.

As of December 31, 2025, securities with a fair value of $83.7 million were pledged as collateral for securities sold under agreements to repurchase, securities with a fair value of $7.7 million were pledged as collateral for D.C. Housing, securities with a fair value of $4.2 million were pledged as collateral for D.C. Government, and securities with a fair value of $157 thousand were pledged as collateral for FRB discount window.

Accrued interest receivable on securities was $1.3 million and $745 thousand at September 30, 2026 and December 31, 2025, respectively, and is included in accrued interest receivable on the consolidated statements of financial condition.

At September 30, 2026, and December 31, 2025, there were no holdings of securities by any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The amortized cost and estimated fair value of all investment securities available-for-sale at September 30, 2026, by contractual maturities, are shown below. Contractual maturities may differ from expected maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(In thousands)
Due in one year or less	$11,272	$-	$(167)	$11,105
Due after one year through five years	17,449	2	(949)	16,502
Due after five years through ten years	49,535	17	(2,127)	47,425
Due after ten years	248,298	36	(17,956)	230,378
	$326,554	$55	$(21,199)	$305,410

The table below indicates the length of time individual securities have been in a continuous unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
September 30, 2026	(In thousands)
Federal agency mortgage-backed securities	$100,418	$(6,160)	$40,376	$(9,098)	$140,794	$(15,258)
Federal agency CMOs	76,901	(1,697)	11,620	(938)	88,521	(2,635)
Federal agency debt	-	-	18,599	(799)	18,599	(799)
Municipal bonds	-	-	4,429	(311)	4,429	(311)
SBA pools	-	-	6,394	(1,327)	6,394	(1,327)
Asset-backed securities	-	-	2,398	(20)	2,398	(20)
Corporate bonds	29,151	(849)	-	-	29,151	(849)
Total unrealized loss position investment securities	$206,470	$(8,706)	$83,816	$(12,493)	$290,286	$(21,199)

December 31, 2025
Federal agency mortgage-backed securities	$7,197	$(26)	$47,717	$(7,025)	$54,914	$(7,051)
Federal agency CMOs	1,488	(2)	14,804	(650)	16,292	(652)
Federal agency debt	2,512	(3)	25,901	(843)	28,413	(846)
Municipal bonds	-	-	4,522	(244)	4,522	(244)
U.S. Treasuries	-	-	4,987	(6)	4,987	(6)
SBA pools	185	(1)	7,621	(1,114)	7,806	(1,115)
Asset-backed securities	7,208	(86)	-	-	7,208	(86)
Corporate bonds	7,425	(75)	-	-	7,425	(75)
Total unrealized loss position investment securities	$26,015	$(193)	$105,552	$(9,882)	$131,567	$(10,075)

At September 30, 2026, and December 31, 2025, all securities in the portfolio were current with their contractual principal and interest payments. At September 30, 2026, and December 31, 2025, there were no securities purchased with deterioration in credit quality since their origination. At September 30, 2026, and December 31, 2025, there were no collateral dependent securities.

The Company’s assessment of available-for-sale investment securities as of September 30, 2026 and December 31, 2025, indicated that an ACL was not required. The Company analyzed available-for-sale investment securities that were in an unrealized loss position and determined the decline in fair value for those securities was not related to credit, but rather related to changes in interest rates and general market conditions. As such, no ACL was recorded for available-for-sale securities as of September 30, 2026 or December 31, 2025. At September 30, 2026 and December 31, 2025, approximately 90% of the securities held by the Company were issued by U.S. government-sponsored entities and agencies. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company did not record a provision for expected credit loss during the three or nine months ended September 30, 2026 or 2025.

NOTE 4 – Loans Receivable Held for Investment

Loans receivable held for investment were as follows as of the periods indicated:

	September 30,	December 31
	2026	2025
	(In thousands)
Real estate:
Single-family	$18,802	$20,607
Multi-family	559,896	593,187
Commercial real estate	179,940	162,618
Church	8,328	9,015
Construction	92,509	72,979
Commercial – other	246,406	140,019
SBA loans	15,131	17,067
Consumer	99	38
Gross loans receivable before deferred loan costs and premiums	1,121,111	1,015,530
Unamortized net deferred loan costs and premiums	21,568	10,529
Gross loans receivable	1,142,679	1,026,059
Credit and interest marks on purchased loans, net	(25)	(95)
Allowance for credit losses	(9,964)	(9,424)
Loans receivable, net	$1,132,690	$1,016,540

Accrued interest receivable on loans receivable held for investment was $6.0 million and $5.2 million at September 30, 2026 and December 31, 2025, respectively, and is included in accrued interest receivable on the consolidated statements of financial condition.

The following tables summarize the activity in the allowance for credit losses on loans for the three months ended:

	September 30, 2026
	Beginning			Provision	Ending
	Balance	Charge-offs	Recoveries	(Recapture)	Balance
	(In thousands)
Real estate:
Single-family	$120	$-	$-	$1	$121
Multi-family	5,264	(1,093)	-	(208)	3,963
Commercial real estate	1,787	-	-	1	1,788
Church	67	-	-	(7)	60
Construction	1,963	-	-	767	2,730
Commercial - other	1,589	(367)	-	55	1,277
SBA loans	9	-	-	16	25
Total	$10,799	$(1,460)	$-	$625	$9,964

	September 30, 2025
	Beginning			Provision	Ending
	Balance	Charge-offs	Recoveries	(Recapture)	Balance
	(In thousands)
Real estate:
Single-family	$122	$-	$-	$7	$129
Multi-family	6,288	-	-	(258)	6,030
Commercial real estate	1,235	-	-	(80)	1,155
Church	55	-	-	(18)	37
Construction	1,291	-	-	773	2,064
Commercial - other	814	-	-	(37)	777
SBA loans	75	-	-	72	147
Total	$9,880	$-	$-	$459	$10,339

 The following tables summarize the activity in the allowance for credit losses on loans for the nine months ended:

	September 30, 2026
	Beginning			Provision	Ending
	Balance	Charge-offs	Recoveries	(Recapture)	Balance
	(In thousands)
Real estate:
Single-family	$132	$-	$-	$(11)	$121
Multi-family	4,782	(1,093)	-	274	3,963
Commercial real estate	1,193	-	-	595	1,788
Church	36	-	-	24	60
Construction	2,039	-	-	691	2,730
Commercial - other	900	(582)	-	959	1,277
SBA loans	342	(112)	-	(205)	25
Total	$9,424	$(1,787)	$-	$2,327	$9,964

	September 30, 2025
	Beginning			Provision	Ending
	Balance	Charge-offs	Recoveries	(Recapture)	Balance
	(In thousands)
Real estate:
Single-family	$200	$-	$-	$(71)	$129
Multi-family	4,617	-	-	1,413	6,030
Commercial real estate	1,188	-	-	(33)	1,155
Church	54	-	-	(17)	37
Construction	1,564	-	-	500	2,064
Commercial - other	730	-	-	47	777
SBA loans	11	-	-	136	147
Total	$8,364	$-	$-	$1,975	$10,339

The Company recorded a provision for off-balance sheet loan commitments of $43 thousand and $220 thousand for the three months ended September 30, 2026 and 2025, respectively. The Company recorded a provision for off-balance sheet loan commitments of $22 thousand and $164 thousand for the nine months ended September 30, 2026 and 2025, respectively.

The ACL increased from $9.4 million at December 31, 2025 to $10.0 million at September 30, 2026. This increase was primarily due to loan portfolio growth, including increases in the commercial-other portfolio and the commercial real estate portfolio, and additional specific reserves.

The following tables present individually evaluated collateral dependent loans by collateral type as of the date indicated:

	September 30, 2026
		Multi-Family		Developed	Business
	Single-Family	Residential	Retail	Land	Assets	Total
Real estate:	(in thousands)
Single-family	$372	$-	$-	$-	$-	$372
Multi-family	-	4,233	-	-	-	4,233
Commercial real estate	-	-	844	-	-	844
Construction	-	8,168	-	252	-	8,420
Commercial - other	-	-	-	-	46	46
Total	$372	$12,401	$844	$252	$46	$13,915

	December 31, 2025
		Multi-Family	Business
	Single-Family	Residential	Assets	Total
Real estate:	(in thousands)
Single-family	$424	$-	$-	$424
Multi-family	-	2,094	-	2,094
Construction	-	8,168	-	8,168
Commercial - other	-	-	261	261
Total	$424	$10,262	$261	$10,947

At September 30, 2026, $13.9 million of individually evaluated loans were evaluated based on the estimated fair value of the underlying collateral. These loans had an associated ACL of $1.9 million as of September 30, 2026. $13.7 million of these collateral dependent loans were on non-accrual status at September 30, 2026.

At December 31, 2025, $10.9 million of individually evaluated loans were evaluated based on the estimated fair value of the underlying collateral. These loans had an associated ACL of $1.1 million as of December 31, 2025. All of these collateral dependent loans were on non-accrual status at December 31, 2025.

Past Due Loans

The following tables present the aging of the recorded investment in past due loans by loan type as of the dates indicated:

	September 30, 2026
			Greater than
	30-59 Days	60-89 Days	90 Days Past	Total Past
	Past Due	Past Due	Due	Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Real estate:
Single-family	$-	$133	$-	$133	$18,688	$18,821
Multi-family	-	2,116	1,001	3,117	559,094	562,211
Commercial real estate	844	2,368	-	3,212	176,554	179,766
Church	-	-	-	-	8,340	8,340
Construction	252	-	8,168	8,420	83,656	92,076
Commercial - other	959	-	46	1,005	264,166	265,171
SBA loans	-	-	65	65	16,130	16,195
Consumer	-	-	-	-	99	99
Total	$2,055	$4,617	$9,280	$15,952	$1,126,727	$1,142,679

	December 31, 2025
			Greater than
	30-59 Days	60-89 Days	90 Days Past	Total Past
	Past Due	Past Due	Due	Due	Current	Total
	(In thousands)
Loans receivable held for investment:
Real estate:
Single-family	$133	$-	$424	$557	$20,070	$20,627
Multi-family	6,162	-	2,094	8,256	587,535	595,791
Commercial real estate	-	-	-	-	162,445	162,445
Church	-	-	-	-	9,024	9,024
Construction	5,533	-	-	5,533	67,139	72,672
Commercial - other	-	367	261	628	146,366	146,994
SBA loans	-	-	222	222	18,246	18,468
Consumer	-	-	-	-	38	38
Total	$11,828	$367	$3,001	$15,196	$1,010,863	$1,026,059

The following tables present the recorded investment in non-accrual loans by loan type as of the dates indicated:

	September 30, 2026
	Non-accrual with	Non-accrual with
	no Allowance for	an Allowance for	Total Non-accrual
	Credit Losses	Credit Losses	Loans
	(In thousands)
Loans receivable held for investment:
Real estate:
Single-family	$372	$-	$372
Multi-family	3,117	1,115	4,232
Commercial real estate	-	844	844
Construction	-	8,168	8,168
Commercial - other	-	46	46
SBA loans	65	-	65
Total non-accrual loans	$3,554	$10,173	$13,727

	December 31, 2025
	Non-accrual with	Non-accrual with
	no Allowance for	an Allowance for	Total Non-accrual
	Credit Losses	Credit Losses	Loans
	(In thousands)
Loans receivable held for investment:
Real estate:
Single-family	$424	$-	$424
Multi-family	2,094	-	2,094
Construction	-	8,168	8,168
Commercial - other	261	-	261
SBA loans	-	222	222
Total non-accrual loans	$2,779	$8,390	$11,169

There were no loans 90 days or more delinquent that were accruing interest as of September 30, 2026 or December 31, 2025.

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

The following tables present the amortized cost basis and the weighted average financial effect of loans modified to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30, 2026
	Interest Rate Reduction and Term Extension	Interest Rate Reduction	Term Extension	Percentage of Total Loan Type
	(in thousands)
Construction	$12,175	2.25%	18 months	12.97%
Total	$12,175

	Nine Months Ended September 30, 2026
	Term Extension	Term Extension	Interest Rate Reduction and Term Extension	Interest Rate Reduction	Term Extension	Payment Delay	Payment Delay Period	Percentage of Total Loan Type
	(in thousands)
Real estate:
Construction	$1,239	6 months	$12,175	2.25%	18 months			14.29%
Commercial - other						959	10 months	0.39%
Total	$1,239		$12,175			$959

	Nine Months Ended September 30, 2025
		Percentage of Total
	Term Extension	Loan Type	Term Extension
		(in thousands)
Real estate:
Commercial real estate	$776	0.49%	8 months
Construction	2,009	2.35%	8 months
Commercial - other	480	0.39%	9 months
Total	$3,265

There were no loan modifications during the three months ended September 30, 2025. None of the modified loans have defaulted during the three or nine months ended September 30, 2026 or September 30, 2025. As of September 30, 2026, the Company has not committed to lend any additional funds to any borrower whose loan was modified.

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

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination as of the date indicated:

	Term Loans Amortized Cost Basis by Origination Year - As of September 30, 2026

	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
	(In thousands)
Single-family:
Pass	$499	$-	$-	$525	$2,730	$12,800	$-	$16,554
Watch	-	-	-	-	-	609	-	609
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	1,152	506	-	1,658
Total	$499	$-	$-	$525	$3,882	$13,915	$-	$18,821

Multi-family:
Pass	$1,042	$2,501	$57,150	$57,675	$163,152	$197,394	$-	$478,914
Watch	1,991	-	16,673	16,361	15,198	17,373	-	67,596
Special Mention	-	-	-	1,133	-	2,589	-	3,722
Substandard	-	-	-	-	3,997	6,995	-	10,992
Doubtful	-	-	-	-	987	-	-	987
Total	$3,033	$2,501	$73,823	$75,169	$183,334	$224,351	$-	562,211
YTD gross charge-offs	$-	$-	$-	$-	$(1,093)	$-	$-	$(1,093)

Commercial real estate:
Pass	$18,692	$10,389	$44,339	$13,589	$20,962	$41,225	$-	$149,196
Watch	-	14,883	4,120	-	-	1,188	-	20,191
Special Mention	-	-	-	-	-	759	-	759
Substandard	-	-	-	3,199	-	6,421	-	9,620
Total	$18,692	$25,272	$48,459	$16,788	$20,962	$49,593	$-	$179,766

Church:
Pass	$-	$-	$-	$1,033	$-	$5,184	$-	$6,217
Watch	-	-	-	1,552	-	571	-	2,123
Substandard	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$2,585	$-	$5,755	$-	$8,340

Construction:
Watch	$24,250	$4,573	$11,125	$-	$-	$-	$-	$39,948
Special Mention	-	-	-	-	-	1,967	-	1,967
Substandard	-	-	-	25,328	22,313	2,520	-	50,161
Total	$24,250	$4,573	$11,125	$25,328	$22,313	$4,487	$-	$92,076

Commercial – other:
Pass	$74,450	$72,551	$29,560	$48,434	$6,014	$7,302	$-	$238,311
Watch	3,635	10,000	8,856	-	-	-	-	22,491
Special Mention	-	-	-	-	-	3,364	-	3,364
Substandard	-	-	-	-	959	-	-	959
Doubtful	-	-	-	-	-	46	-	46
Total	$78,085	$82,551	$38,416	$48,434	$6,973	$10,712	$-	$265,171
YTD gross charge-offs	$-	$-	$-	$-	$-	$(582)	$-	$(582)

SBA:
Pass	$-	$3,606	$10,576	$1,343	$-	$50	$-	$15,575
Watch	-	-	555	-	-	-	-	555
Substandard	-	-	-	-	65	-	-	65
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$3,606	$11,131	$1,343	$65	$50	$-	$16,195
YTD gross charge-offs	$-	$-	$-	$-	$(75)	$(37)	$-	$(112)

Consumer:
Pass	$99	$-	$-	$-	$-	$-	$-	$99
Total	$99	$-	$-	$-	$-	$-	$-	$99

Total loans:
Pass	$94,782	$89,047	$141,625	$122,599	$192,858	$263,955	$-	$904,866
Watch	29,876	29,456	41,329	17,913	15,198	19,741	-	153,513
Special Mention	-	-	-	1,133	-	8,679	-	9,812
Substandard	-	-	-	28,527	28,486	16,442	-	73,455
Doubtful	-	-	-	-	987	46	-	1,033
Total loans	$124,658	$118,503	$182,954	$170,172	$237,529	$308,863	$-	$1,142,679
Total YTD gross charge-offs	$-	$-	$-	$-	$(1,168)	$(619)	$-	$(1,787)

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2025
							Revolving
	2025	2024	2023	2022	2021	Prior	Loans	Total
	(In thousands)
Single-family:
Pass	$-	$-	$533	$2,785	$2,464	$12,806	$-	$18,588
Watch	-	-	-	-	-	867	-	867
Substandard	-	-	-	1,172	-	-	-	1,172
Total	$-	$-	$533	$3,957	$2,464	$13,673	$-	$20,627

Multi-family:
Pass	$2,519	$63,728	$64,468	$164,533	$122,938	$82,514	-	$500,700
Watch	-	13,169	16,343	14,299	9,979	23,162	-	76,952
Special Mention	-	-	-	-	1,774	1,235	-	3,009
Substandard	-	-	1,343	6,572	4,332	804	-	13,051
Doubtful	-	-	-	2,079	-	-	-	2,079
Total	$2,519	$76,897	$82,154	$187,483	$139,023	$107,715	$-	$595,791
YTD gross charge-offs	$-	$-	$-	$(1,143)	$-	$-	$-	$(1,143)

Commercial real estate:
Pass	$20,019	$48,758	$13,741	$21,476	$24,284	$20,415	$-	$148,693
Watch	-	-	2,363	-	-	-	-	2,363
Special Mention	-	-	854	-	-	3,475	-	4,329
Substandard	-	-	-	-	6,288	772	-	7,060
Total	$20,019	$48,758	$16,958	$21,476	$30,572	$24,662	$-	$162,445

Church:
Pass	$-	$-	$2,330	$-	$2,091	$3,652	$-	$8,073
Watch	-	-	357	-	-	594	-	951
Substandard	-	-	-	-	-	-	-	-
Total	$-	$-	$2,687	$-	$2,091	$4,246	$-	$9,024

Construction:
Watch	$6,700	$9,232	$-	$-	$-	$-	$-	$15,932
Special Mention	-	-	12,983	5,533	-	-	-	18,516
Substandard	-	-	12,634	21,073	2,519	1,998	-	38,224
Total	$6,700	$9,232	$25,617	$26,606	$2,519	$1,998	$-	$72,672

Commercial – other:
Pass	$43,037	$21,347	$18,837	$8,834	$-	$7,341	$-	$99,396
Watch	9,984	17,469	14,993	1,000	-	1,171	-	44,617
Special Mention	-	-	-	-	-	2,617	-	2,617
Substandard	-	-	-	-	103	261	-	364
Total	$53,021	$38,816	$33,830	$9,834	$103	$11,390	$-	$146,994

SBA:
Pass	$3,789	$12,415	$1,452	$-	$-	$19	$-	$17,675
Substandard	-	571	-	148	-	-	-	719
Doubtful	-	-	-	-	-	74	-	74
Total	$3,789	$12,986	$1,452	$148	$-	$93	$-	$18,468
YTD gross charge-offs	$-	$-	$-	$-	$-	$(36)	$-	$(36)

Consumer:
Pass	$38	$-	$-	$-	$-	$-	$-	$38
Total	$38	$-	$-	$-	$-	$-	$-	$38

Total loans:
Pass	69,402	146,248	101,361	197,628	151,777	126,747	-	793,163
Watch	16,684	39,870	34,056	15,299	9,979	25,794	-	141,682
Special Mention	-	-	13,837	5,533	1,774	7,327	-	28,471
Substandard	-	571	13,977	28,965	13,242	3,835	-	60,590
Doubtful	-	-	-	2,079	-	74	-	2,153
Total loans	$86,086	$186,689	$163,231	$249,504	$176,772	$163,777	$-	$1,026,059
Total YTD gross charge-offs	$-	$-	$-	$(1,143)	$-	$(36)	$-	$(1,179)

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

The allowance for off-balance sheet commitments was $246 thousand and $224 thousand at September 30, 2026 and December 31, 2025, respectively, and was classified within accrued expenses and other liabilities on the consolidated statements of financial condition.

NOTE 5 – Goodwill and Core Deposit Intangible

The following tables present the changes in the carrying amounts of goodwill and core deposit intangibles for the nine months ended September 30, 2026 and 2025:

September 30, 2026
Core Deposit
Intangible
(In thousands)

Balance at the beginning of the period	$1,460
Amortization	(228)
Balance at the end of the period	$1,232

	September 30, 2025
		Core Deposit
	Goodwill	Intangible
	(In thousands)
Balance at the beginning of the period	$25,858	$1,775
Amortization	(25,858)	(236)
Balance at the end of the period	$-	$1,539

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

The carrying amount of the core deposit intangible consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
	(In thousands)
Core deposit intangible acquired	$3,329	$3,329
Less: Accumulated amortization	(2,097)	(1,869)
	$1,232	$1,460

The following table outlines the estimated amortization expense for the core deposit intangible during the next five fiscal years (in thousands):

(In thousands)

Remainder of 2026	$76
2027	291
2028	279
2029	267
2030	256
Thereafter	63
$1,232

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

	As of September 30, 2026
			Consolidated Statements of Financial Condition Category
	Notional Amount	Fair Value
	(In thousands)
Derivatives in an asset position:
Derivatives not designated as hedging instruments:
Interest rate swaps related to loan customers	$17,000	$721	Other Assets
Total derivatives in an asset position	$17,000	$721

Derivatives in a liability position:
Derivatives not designated as hedging instruments:
Interest rate swaps related to loan customers	$17,000	$721	Accrued Expenses and Other Liabilities
Total derivatives in a liability position	$17,000	$721

	As of December 31, 2025
			Consolidated Statements of Financial Condition Category
	Notional Amount	Fair Value
	(In thousands)
Derivatives in an asset position:
Derivatives not designated as hedging instruments:
Interest rate swaps related to loan customers	$17,000	$105	Other Assets
Total derivatives in an asset position	$17,000	$105

Derivatives in a liability position:
Derivatives not designated as hedging instruments:
Interest rate swaps related to loan customers	$17,000	$105	Accrued Expenses and Other Liabilities
Total derivatives in a liability position	$17,000	$105

NOTE 7 – Borrowings

The Bank enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Bank may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Bank to repurchase the assets. As a result, these repurchase agreements are accounted for as collateralized financing agreements (i.e., secured borrowings) and not as a sale and subsequent repurchase of securities. The obligation to repurchase the securities is reflected as a liability in the Company’s consolidated statements of financial condition, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. In other words, there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. These agreements mature on a daily basis. As of September 30, 2026 securities sold under agreements to repurchase totaled $80.0 million at an average rate of 3.69%. The fair value of securities pledged totaled $82.3 million as of September 30, 2026. As of December 31, 2025, securities sold under agreements to repurchase totaled $80.8 million at an average rate of 3.66%. The fair value of securities pledged totaled $83.7 million as of December 31, 2025.

At September 30, 2026, the Company had outstanding advances from the FHLB totaling $99.0 million.  At December 31, 2025, the Company had outstanding advances from the FHLB totaling $72.0 million. The weighted average interest rate was 4.13% and 3.79% as of September 30, 2026 and December 31, 2025, respectively. The weighted average contractual maturity was less than one month as of both September 30, 2026 and December 31, 2025. Loans with unpaid balances of $431.8 million and $448.6 million at September 30, 2026 and December 31, 2025, respectively, were pledged to secure FHLB advances. The Company is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets to the extent the Company provides qualifying collateral and holds sufficient FHLB stock. Based on collateral pledged and FHLB stock held, the Company was eligible to borrow an additional $88.7 million as of September 30, 2026.

In addition, the Company had additional lines of credit of $10.0 million with other financial institutions as of September 30, 2026 and December 31, 2025. These lines of credit are unsecured, bear interest at the Federal funds rate as of the date of utilization and mature in 30 days. There were no amounts outstanding under these lines of credit as of September 30, 2026 or December 31, 2025.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
	(In thousands)
At September 30, 2026
Securities available-for-sale:
Federal agency mortgage-backed securities	$-	$141,027	$-	$141,027
Federal agency CMOs	-	94,026	-	94,026
Federal agency debt	-	21,650	-	21,650
Municipal bonds	-	4,429	-	4,429
SBA pools	-	6,791	-	6,791
Asset-backed securities	-	8,336	-	8,336
Corporate bonds	-	29,151	-	29,151
Interest rate swap asset	-	721	-	721
Interest rate swap liability	-	(721)	-	(721)

At December 31, 2025
Securities available-for-sale:
Federal agency mortgage-backed securities	$-	$114,430	$-	$114,430
Federal agency CMOs	-	69,457	-	69,457
Federal agency debt	-	28,413	-	28,413
Municipal bonds	-	4,522	-	4,522
U.S. Treasuries	4,987	-	-	4,987
SBA pools	-	8,275	-	8,275
Asset-backed securities	-	9,269	-	9,269
Corporate bonds	-	17,482	-	17,482

Interest rate swap asset	-	105	-	105
Interest rate swap liability	-	(105)	-	(105)

There were no transfers between Level 1, Level 2, or Level 3 during the three or nine months ended September 30, 2026 or 2025.

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

The table below presents assets measured at fair value on a nonrecurring basis.

	Fair Value Measurement
	Quoted Prices in Active Markets	Significant Other Observable	Significant Unobservable Inputs
	for Identical Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
	(In thousands)
At September 30, 2026:
Collateral dependent loans:
Real estate:
Single-family	$-	$-	$372	$372
Multi-family	-	-	3,876	3,876
Commercial real estate	-	-	833	833
Construction	-	-	6,897	6,897
Commercial - other	-	-	13	13

The following table represents quantitative information about Level 3 fair value assumptions for assets measured at fair value on a non-recurring basis at September 30, 2026.

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
	(In thousands)
At September 30, 2026:
Collateral dependent loans:
Real estate:
Single-family	$372	Market approach	Adjustments to market data	5% - 10%
Multi-family	3,876	Market approach	Adjustments to market data	5% - 10%
Commercial real estate	833	Market approach	Adjustments to market data	5% - 10%
Construction	6,897	Market approach	Adjustments to market data	5% - 10%
Commercial - other	13	Market approach	Adjustments to market data	5% - 10%

The table below presents assets measured at fair value on a nonrecurring basis.

	Fair Value Measurement
	Quoted Prices in Active Markets	Significant Other Observable	Significant Unobservable Inputs
	for Identical Assets (Level 1)	Inputs (Level 2)	(Level 3)	Total
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

Fair Values of Financial Instruments

The following tables present the carrying amount, fair value, and level within the fair value hierarchy of the Company’s financial instruments as of September 30, 2026 and December 31, 2025.

		Fair Value Measurements at September 30, 2026
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$49,310	$49,310	$-	$-	$49,310
Securities available-for-sale	305,410	-	305,410	-	305,410
Loans receivable held for investment	1,132,690	-	-	1,089,385	1,089,385
Accrued interest receivable	7,518	74	1,396	6,048	7,518
Interest rate swaps	721	-	721	-	721

Financial Liabilities:
Non-interest-bearing demand deposits	$99,285	$-	$99,285	$-	$99,285
Interest-bearing demand deposits	681,982	-	681,982	-	681,982
Time deposits	328,695	-	328,241	-	328,241
Borrowings	99,000	-	99,007	-	99,007
Securities sold under agreements to repurchase	79,999	-	79,999	-	79,999
Accrued interest payable	1,922	-	1,922	-	1,922
Interest rate swaps	721	-	721	-	721

		Fair Value Measurements at December 31, 2025
	Carrying Value	Level 1	Level 2	Level 3	Total
	(In thousands)
Financial Assets:
Cash and cash equivalents	$10,507	$10,507	$-	$-	$10,507
Securities available-for-sale	256,835	4,987	251,848	-	256,835
Loans receivable held for investment	1,016,540	-	-	1,002,049	1,002,049
Accrued interest receivable	5,999	36	800	5,163	5,999
Interest rate swaps	105	-	105	-	105

Financial Liabilities:
Non-interest-bearing demand deposits	$105,835	$-	$105,835	$-	$105,835
Interest-bearing demand deposits	512,034	-	512,034	-	512,034
Time deposits	299,734	-	299,434	-	299,434
FHLB borrowings	72,000	-	72,019	-	72,019
Securities sold under agreements to repurchase	80,773	-	80,773	-	80,773
Accrued interest payable	1,633	-	1,633	-	1,633
Interest rate swaps	105	-	105	-	105

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

Stock-based compensation is recognized on a straight-line basis over the vesting period. During the three months ended September 30, 2026 and 2025, the Company recorded $151 thousand of stock-based compensation expense and a $22 thousand reduction of stock-based compensation expense, respectively. During the nine months ended September 30, 2026 and 2025, the Company recorded $264 thousand and $188 thousand of stock-based compensation expense, respectively. The Company did not record any director stock expense during the three months ended September 30, 2026 or September 30, 2025. During both the nine months ended September 30, 2026 and 2025, the Company recorded $168 thousand of director stock compensation expense, which was determined using the fair value of the stock on the dates of the awards.

As of September 30, 2026, 463,000 shares had been awarded under the Amended and Restated LTIP and 186,139 shares were available to be awarded. The following tables present unvested stock award activity during the three and nine months ended September 30, 2026 and 2025:

	Three months ended
	September 30, 2026	September 30, 2025

Outstanding at beginning of period	207,327	196,448
Granted during period	4,921	-
Forfeited during period	(2,228)	(15,149)
Vested during period	-	(10,617)
Outstanding at end of period	210,020	170,682

	Nine months ended
	September 30, 2026	September 30, 2025
Outstanding at beginning of period	149,705	184,874
Granted during period	128,555	119,710
Forfeited during period	(12,192)	(38,336)
Vested during period	(56,048)	(95,566)
Outstanding at end of period	210,020	170,682

No stock options were granted, exercised or expired during the three months ended September 30, 2026 or 2025, or during the nine months ended September 30, 2025. During the nine months ended September 30, 2026, 12,500 stock options were forfeited.

No stock options were outstanding or exercisable at September 30, 2026. The Company did not record any stock-based compensation expense related to stock options during the three or nine months ended September 30, 2026 or 2025.

NOTE 10 – ESOP Plan

Employees participate in an ESOP after attaining certain age and service requirements. During 2022, the ESOP purchased 58,369 shares of the Company’s common stock at an average cost of $8.57 per share for a total cost of $500 thousand which was funded with a $5.0 million line of credit from the Company. During 2023, the ESOP purchased 369,953 additional shares of the Company’s common stock at an average cost of $9.19 per share for a total cost of $3.4 million, which was funded with the line of credit. Any loans or borrowings under the line of credit will be repaid from the Bank’s discretionary contributions to the ESOP, net of dividends paid, over a period of 20 years. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. When loan payments are made, shares are allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants. As the unearned shares are released from the suspense account, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid‑in capital. Dividends on allocated shares increase participant accounts. Dividends on unallocated shares will be used to repay the loan. At the end of employment, participants will receive shares for their vested balance. Compensation expense related to the ESOP was $71 thousand and $50 thousand for the three months ended September 30, 2026 and 2025, respectively, and $217 thousand and $149 thousand for the nine months ended September 30, 2026 and 2025, respectively.

Shares held by the ESOP were as follows:

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Allocated to participants	113,069	124,968
Committed to be released	70,677	55,568
Suspense shares	401,746	406,108
Total ESOP shares	585,492	586,644
Fair value of unearned shares	$4,753	$3,005

The value of unearned shares, which are reported as Unearned ESOP shares in the equity section of the consolidated statements of financial condition, was $3.7 million and $3.9 million at September 30, 2026 and December 31, 2025, respectively.

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

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies have developed a “Community Bank Leverage Ratio” (the ratio of a bank’s tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies previously set the Community Bank Leverage Ratio (“CBLR”) at 9.0% to be considered “well capitalized.” Effective July 1, 2026, pursuant to a final rule issued by the federal banking agencies, the minimum CBLR requirement was reduced from 9.0% to 8.0%.

             At September 30, 2026, the Bank’s CBLR was 12.83%, which exceeded the CBLR requirement. Actual and required capital amounts and ratios as of the dates indicated are presented below:

			Minimum Required to Be
			Well Capitalized Under
			Prompt Corrective Action
	Actual		Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2026
Community Bank Leverage Ratio	$195,984	12.83%	$122,201	8.00%
December 31, 2025
Community Bank Leverage Ratio	$191,336	14.09%	$122,184	9.00%

At September 30, 2026, the Company and the Bank met all the capital adequacy requirements to which they were subject. In addition, the Bank was “well capitalized” under the regulatory framework for prompt corrective action. Management believes that no conditions or events have occurred since September 30, 2026 that would materially adversely change the Bank’s capital classifications. From time to time, the Bank may need to raise additional capital to support its further growth and to maintain its “well capitalized” status.

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

At September 30, 2026, the Company maintained a $449 thousand valuation allowance on its deferred tax assets because the number of shares sold in the private placements completed on April 6, 2021 triggered limitations on the use of certain tax attributes under the Section 382 of the federal tax code. The ability to use net operating losses (“NOLs”) to offset future taxable income will be restricted and these NOLs could expire or otherwise be unavailable. In general, under Section 382 of the Code and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period.

The Company recorded income tax expense of $279 thousand for the third quarter of 2026, compared to $736 thousand for the third quarter of 2025. The decrease in income tax expense reflected a decrease in income before taxes, excluding goodwill impairment, of $1.3 million between the two periods. The effective tax rate was 20.03% for the third quarter of 2026, compared to a benefit of 3.18% for the third quarter of 2025.

               The Company recorded income tax expense of $891 thousand for the first nine months of 2026, compared to income tax benefit of $54 thousand for the first nine months of 2025. The increase in income tax expense reflected an increase in pre-tax income, excluding goodwill impairment, of $4.3 million between the two periods. The effective tax rate was 20.71% for the first nine months of 2026, compared to 0.21% for the first nine months of 2025.

NOTE 13 – Concentrations

The Bank has a significant concentration of deposits with four customers that accounted for approximately 18% of its deposits as of September 30, 2026, and a significant concentration of deposits with five customers that accounted for approximately 28% of its deposits as of December 31, 2025. The Bank also has a significant concentration of short-term borrowings from one customer that accounted for 90% and 91% of the outstanding balance of securities sold under agreements to repurchase as of September 30, 2026 and December 31, 2025, respectively.

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

Multi‑family loans represented 49.94% of our gross loan portfolio at September 30, 2026 compared to 58.41% of our gross loan portfolio at December 31, 2025. We seek to mitigate the risks associated with multi‑family loans by applying appropriate underwriting requirements, which include limitations on loan‑to‑value ratios and debt service coverage ratios. Under our underwriting policies, loan‑to‑value ratios on our multi‑family loans usually do not exceed 75% of the lower of the purchase price or the appraised value of the underlying property. We also generally require minimum debt service coverage ratios of 120% for multi‑family loans. Properties securing multi‑family loans are appraised by management‑approved independent appraisers. Title insurance is required on all loans.

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

General

             Broadway Financial Corporation (the “Company”) is a Delaware public benefit corporation and the holding company for City First Bank, National Association (the “Bank”). The Company is dedicated to promoting fair economic development and increasing access to capital in historically underinvested communities through its lending, investment, and banking activities. As a public benefit corporation, the Company seeks to align its mission-driven objectives with the achievement of sustainable financial performance.

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

             The Company's financial performance is driven primarily by net interest income generated from its loan and investment portfolios, the quality and performance of its earning assets, funding and liquidity management activities, and noninterest income and expense trends.

             The Company is regulated by the Board of Governors of the Federal Reserve System, while the Bank is regulated by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. Deposits at the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable limits.

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

Overview

             Net income attributable to common stockholders was $392 thousand during the third quarter of 2026, compared to net loss attributable to common stockholders of $24.6 million for the third quarter of 2025.  Diluted earnings per common share was $0.04 for the third quarter of 2026, compared to a loss of ($2.86) for the third quarter of 2025.

          For the first nine months of 2026, the Company reported consolidated net income before preferred dividends of $3.3 million, or $0.37 per diluted common share, compared to consolidated net income before preferred dividends and goodwill impairment of $38 thousand, or $0.00 per diluted common share, for the first nine months of 2025.

            The Company reported consolidated net income before preferred dividends1 of $1.1 million, or $0.13 per diluted common share, for the third quarter of 2026, compared to consolidated net income before preferred dividends and goodwill impairment1 of $2.0 million, or $0.23 per diluted common share, for the third quarter of 2025.

             Net income attributable to common stockholders was $1.0 million during the first nine months of 2026 after deducting preferred dividends of $2.3 million, compared to net loss attributable to common stockholders of $28.1 million for the first nine months of 2025 after deducting goodwill impairment of $25.9 million and preferred dividends of $2.3 million. Diluted earnings per common share was $0.11 for the first nine months of 2026, compared to ($3.27) of diluted loss per common share for the first nine months of 2025. Diluted earnings per common share for the first nine months of 2026 reflects preferred dividends of $0.25 per diluted common share, compared to ($0.26) of diluted loss per common share for the first nine months of 2025.

1 “Net income before preferred dividends” and “net income before preferred dividends and goodwill impairment” are non-GAAP financial measures. A reconciliation of these non-GAAP financial measures and the nearest GAAP measures is provided in the “Use of Non-GAAP Financial Measures” section.

Results of Operations

Net Interest Income

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

             Net interest income totaled $9.9 million, representing an increase of $1.3 million, or 14.8%, from net interest income of $8.6 million for the third quarter of 2025.  The increase resulted from a $3.0 million increase in interest income, primarily due to a $1.7 million increase in interest income on available-for-sale securities, due to an increase in the average balance of available-for-sale securities, and a $1.7 million increase in interest income on loans receivable as a result of an increase in the average balance of loans receivable. These increases in net interest income were partially offset by a $1.6 million increase in interest expense on deposits, as a result of an increase in the average deposits balance. The net interest margin decreased to 2.64% for the third quarter of 2026 from 2.72% for the third quarter of 2025.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

          Net interest income totaled $28.4 million for the first nine months of 2026, representing an increase of $4.0 million, or 16.5%, from net interest income of $24.4 million for the first nine months of 2025.  The increase resulted from a $7.8 million increase in interest income, primarily due to a $5.1 million increase in interest income on available-for-sale securities, due to increases in the average rate and balance of available-for-sale securities, and a $3.4 million increase in interest income on loans receivable as a result of an increase in the average balance of loans receivable. Further, interest on borrowings decreased $1.7 million due to decreases in the average rate and balance of borrowings. The increases in net interest income were partially offset by a $5.5 million increase in interest expense on deposits due to increases in the average deposit rate and balance.

         The net interest margin increased to 2.68% for the first nine months of 2026 from 2.65% for the first nine months of 2025, due to an increase in the average rate earned on interest-earning assets, which increased to 4.97% for the first nine months of 2026 from 4.88% for the first nine months of 2025, and a decrease in the cost of funds, which decreased to 3.00% for the first nine months of 2026 from 3.08% for the first nine months of 2025.

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

	For the Three Months Ended
	September 30, 2026			September 30, 2025

(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost (Annualized)	Average Balance	Interest	Average Yield/Cost (Annualized)
Assets
Interest-earning assets:
Interest-bearing deposits	$16,416	$150	3.63%	$49,348	$556	4.47%
Securities	320,693	3,380	4.18%	206,224	1,690	3.25%
Loans receivable, net(1)	1,140,585	15,120	5.26%	993,090	13,418	5.36%
FRB and FHLB stock	10,117	148	5.80%	7,461	127	6.75%
Total interest-earning assets	1,487,811	$18,798	5.01%	1,256,123	$15,791	4.99%
Non-interest-earning assets	42,971			50,659
Total assets	$1,530,782			$1,306,782

Liabilities and Equity
Interest-bearing liabilities:
Money market deposits	$184,743	$1,049	2.25%	$155,121	$422	1.08%
Savings deposits	197,914	1,743	3.49%	44,095	50	0.45%
Interest checking and other demand deposits	256,432	1,448	2.24%	263,972	2,105	3.16%
Certificate accounts	318,644	2,733	3.40%	282,955	2,786	3.91%
Total deposits	957,733	6,973	2.89%	746,143	5,363	2.85%
FHLB borrowings	117,213	1,166	3.95%	63,016	711	4.48%
Securities sold under agreements to repurchase	82,126	763	3.69%	76,906	710	3.66%
Secured borrowings	-	-	-%	30,253	390	5.11%
Total borrowings	199,339	1,929	3.84%	170,175	1,811	4.22%
Total interest-bearing liabilities	1,157,072	8,902	3.05%	916,318	7,174	3.11%
Non-interest-bearing liabilities	111,468			104,006
Equity	262,242			286,458
Total liabilities and equity	$1,530,782			$1,306,782

Net interest rate spread(2)		$9,896	1.96%		$8,617	1.88%
Net interest rate margin(3)			2.64%			2.72%
Ratio of interest-earning assets to interest-bearing liabilities			128.58%			137.08%

(1)
Amount is net of deferred loan fees, loan discounts and loans in process, and includes deferred origination costs and loan premiums.
(2)
Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)
Net interest rate margin represents net interest income as a percentage of average interest-earning assets.

	For the Nine Months Ended
	September 30, 2026			September 30, 2025

(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost (Annualized)	Average Balance	Interest	Average Yield/Cost (Annualized)
Assets
Interest-earning assets:
Interest-bearing deposits	$17,430	$470	3.61%	$34,221	$1,134	4.43%
Securities	299,634	9,203	4.11%	195,049	4,069	2.79%
Loans receivable, net(1)	1,094,214	42,760	5.22%	995,521	39,360	5.29%
FRB and FHLB stock	8,109	377	6.22%	8,694	426	6.55%
Total interest-earning assets	1,419,387	$52,810	4.97%	1,233,485	$44,989	4.88%
Non-interest-earning assets	42,533			49,799
Total assets	$1,461,920			$1,283,284

Liabilities and Equity
Interest-bearing liabilities:
Money market deposits	$183,674	$3,037	2.21%	$136,183	$1,015	1.00%
Savings deposits	182,073	4,586	3.37%	46,506	179	0.51%
Interest checking and other demand deposits	261,191	4,515	2.31%	256,952	5,991	3.12%
Certificate accounts	304,356	7,810	3.43%	259,447	7,256	3.74%
Total deposits	931,294	19,948	2.86%	699,088	14,441	2.76%
FHLB borrowings	74,991	2,201	3.92%	91,585	2,950	4.31%
Securities sold under agreements to repurchase	80,678	2,222	3.68%	71,302	1,948	3.65%
Secured borrowings	-	-	-	30,946	1,233	5.33%
Total borrowings	155,669	4,423	3.80%	193,833	6,131	4.23%
Total interest-bearing liabilities	1,086,963	$24,371	3.00%	892,921	$20,572	3.08%
Non-interest-bearing liabilities	111,614			104,684
Equity	263,343			285,679
Total liabilities and equity	$1,461,920			$1,283,284

Net interest rate spread(2)		$28,439	1.98%		$24,417	1.80%
Net interest rate margin(3)			2.68%			2.65%
Ratio of interest-earning assets to interest-bearing liabilities			130.58%			138.14%

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

Provision for Credit Losses

             The Company recorded a provision for credit losses of $668 thousand for the three months ended September 30, 2026, compared to $697 thousand for the three months ended September 30, 2025.

             The Company recorded a provision for credit losses of $2.3 million for the first nine months of 2026, compared to $2.1 million for the first nine months of 2025.

        The Company recorded a provision for off-balance sheet loan commitments of $43 thousand and $220 thousand for the three months ended September 30, 2026 and 2025, respectively. The Company recorded a provision for off-balance sheet loan commitments of $22 thousand and $164 thousand for the nine months ended September 30, 2026 and 2025, respectively.

Non-interest Income

           Non-interest income was $496 thousand for the third quarter of 2026, compared to $422 thousand for the third quarter of 2025, representing an increase of $74 thousand, or 17.5%. The increase was primarily due to $203 thousand of additional earnings on bank owned life insurance.

            Non-interest income was $2.0 million for the first nine months of 2026, compared to $1.1 million for the first nine months of 2025, representing an increase of $970 thousand, or 91.1%. The increase was primarily due to $697 thousand of additional earnings on bank owned life insurance and a $450 thousand loan fee related to the New Market Tax Credit allocation earned in the first nine months of 2026.

Non-interest Expense

            Non-interest expense was $8.3 million for the third quarter of 2026, compared to $31.5 million for the third quarter of 2025, a decrease of $23.2 million, or 73.6%.  The decrease was primarily due to a $25.9 million goodwill impairment charge recorded in the third quarter of 2025.

              Non-interest expense was $23.8 million for the first nine months of 2026, compared to $49.2 million for the first nine months of 2025, representing a decrease of $25.4 million, or 51.6%. The decrease was primarily due to a $25.9 million goodwill impairment charge recorded in the first nine months of 2025.

Income Taxes

              The Company recorded income tax expense of $279 thousand for the third quarter of 2026, compared to $736 thousand for the third quarter of 2025. The decrease in income tax expense reflected a decrease in income before taxes, excluding goodwill impairment, of $1.3 million between the two periods. The effective tax rate was 20.03% for the third quarter of 2026, compared to a benefit of 3.18% for the third quarter of 2025.

            Income tax expense (benefit) was income tax expense of $891 thousand for the first nine months of 2026 compared to income tax benefit of $54 thousand for the first nine months of 2025.  The increase in tax expense reflected an increase of $4.3 million in pre-tax income between the two periods, excluding the $25.9 million goodwill impairment in the first nine months of 2025.

Financial Condition

Total Assets

             Total assets increased by $211.4 million at September 30, 2026, compared to December 31, 2025, reflecting increases in net loans of $116.2 million, securities available-for-sale of $48.6 million and cash and cash equivalents of $38.8 million. The increase in net loans was due to organic loan growth and loan purchases and the increase in securities available-for-sale was due to purchases of securities available-for-sale.

Loans Receivable Held for Investment

              Loans held for investment, net of the ACL, increased by $116.2 million to $1.1 billion at September 30, 2026, compared to $1.0 billion at December 31, 2025.  The increase was comprised of purchased loans and organic growth, net of paydowns. Loan growth during the nine months ended September 30, 2026 was primarily driven by originations in commercial lending, commercial real estate and construction lending activities within the Company's target markets. Growth was achieved within established underwriting standards and risk parameters and was supported by continued demand for mission-oriented lending products.

The following table presents loan categories by maturity for the period indicated. Actual repayments historically have, and will likely in the future, differ significantly from contractual maturities because individual borrowers generally have the right to prepay loans, with or without prepayment penalties.

	September 30, 2026
		More Than	More Than
	One Year or	One Year to	Five Years to	More Than
	Less	Five Years	15 Years	15 Years	Total
	(Dollars in thousands)
Loans receivable held for investment:
Single-family	$3,115	$7,049	$2,394	$6,244	$18,802
Multi-family	14,753	29,472	6,880	508,791	559,896
Commercial real estate	14,610	106,185	22,376	35,385	178,556
Church	2,621	2,329	3,378	-	8,328
Construction	61,678	32,215	-	-	93,893
Commercial - other	17,211	53,875	19,441	155,879	246,406
SBA loans	50	-	4,115	10,966	15,131
Consumer	99				99
	$114,137	$231,125	$58,584	$717,265	$1,121,111

Certain wholesale multi-family loans have adjustable-rate features based on the Secured Overnight Financing Rate but are fixed for the first five years. Our experience has shown that these loans typically pay off during the first five years and do not reach the adjustable-rate phase. However, in the current interest rate environment, we have seen more borrowers maintain their loans instead of paying them off due to interest rate caps which make the adjusted interest rate on their existing loan more desirable than getting a new loan at current interest rates. Wholesale multi-family loans in their initial fixed period totaled $311.6 million or 55.7% of our multi-family loan portfolio as of September 30, 2026.

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

The ACL increased from $9.4 million at December 31, 2025 to $10.0 million at September 30, 2026. This increase was primarily due to loan portfolio growth, including increases in the commercial-other portfolio and the commercial real estate (“CRE”) portfolio, as well as challenges in the D.C. market, resulting in an increase in substandard loans. These factors were evaluated in the context of current conditions and reasonable and supportable forecasts for the Company’s loan classes (single- family, multi-family, CRE, church, construction, SBA, consumer, and commercial-other).

Loans delinquent by 30 days or more, but less than 60 days, decreased to $2.1 million at September 30, 2026, from $11.8 million at December 31, 2025, primarily due to one construction loan and one multi-family loan, which were current at September 30, 2026. Loans delinquent by 60 days or more, but less than 90 days, increased to $4.6 million at September 30, 2026, from $367 thousand at December 31, 2025, primarily due to one multi-family loan and one CRE loan. Loans delinquent by greater than 90 days were $9.3 million at September 30, 2026, compared to $3.0 million at December 31, 2025, primarily due to one construction loan.

The Company had eight non-accrual loans at September 30, 2026 with an unpaid principal balance of $13.7 million. Credit quality remains stable with non-accrual loans as a percentage of gross loans at 1.20% and non-performing assets to total assets of 0.88%.

We believe the ACL is adequate to cover expected losses in the loan portfolio as of September 30, 2026, but there can be no assurance that actual losses will not exceed the estimated amounts. The OCC and the FDIC periodically review the ACL as an integral part of their examination process. These agencies may require an increase in the ACL based on their judgments of the information available to them at the time of their examinations.

The following table details our allocation of the ACL to the various categories of loans held for investment and the percentage of loans in each category to total loans at the dates indicated:

	September 30, 2026		December 31, 2025		September 30, 2025
		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in
		Each		Each		Each
		Category to		Category to		Category to
		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Single-family	$121	1.68%	$132	2.03%	$129	2.07%
Multi‑family	3,963	49.95%	4,782	58.41%	6,030	59.49%
Commercial real estate	1,788	15.93%	1,193	16.01%	1,155	15.72%
Church	60	0.74%	36	0.89%	37	0.90%
Construction	2,730	8.37%	2,039	7.19%	2,064	8.43%
Commercial - other	1,277	21.98%	900	13.79%	777	12.12%
SBA loans	25	1.35%	342	1.68%	147	1.27%
Total allowance for credit losses	$9,964	100.00%	$9,424	100.00%	$10,339	100.00%

Deposits

The following table presents the maturity of time deposits, which includes Certificate of Deposit Registry Service (“CDARS”), as of the dates indicated:

	Three
	Months or	Three to Six	Six Months	Over One
	Less	Months	to One Year	Year	Total
	(In thousands)
September 30, 2026
Time deposits of $250,000 or less	$96,562	$91,602	$98,294	$2,663	$289,121
Time deposits of more than $250,000	17,014	13,027	8,002	1,531	39,574
Total	$113,576	$104,629	$106,296	$4,194	$328,695
Not covered by deposit insurance	$12,764	$7,277	$5,502	$1,031	$26,574
December 31, 2025
Time deposits of $250,000 or less	$65,681	$42,989	$83,129	$2,849	$194,648
Time deposits of more than $250,000	79,939	4,491	18,413	2,243	105,086
Total	$145,620	$47,480	$101,542	$5,092	$299,734
Not covered by deposit insurance	$74,439	$2,491	$14,913	$1,743	$93,586

Borrowings

           As of September 30, 2026 securities sold under agreements to repurchase totaled $80.0 million at an average rate of 3.69%. The fair value of securities pledged totaled $82.3 million as of September 30, 2026. As of December 31, 2025, securities sold under agreements to repurchase totaled $80.8 million at an average rate of 3.66%. The fair value of securities pledged totaled $83.7 million as of December 31, 2025.
           At September 30, 2026, the Company had outstanding advances from the FHLB totaling $99.0 million.  At December 31, 2025, the Company had outstanding advances from the FHLB totaling $72.0 million. The weighted average interest rate was 4.13% and 3.79% as of September 30, 2026 and December 31, 2025, respectively. The weighted average contractual maturity was less than one month as of both September 30, 2026 and December 31, 2025. Loans with unpaid balances of $431.8 million and $448.6 million at September 30, 2026 and December 31, 2025, respectively, were pledged to secure FHLB advances. The Company is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets to the extent the Company provides qualifying collateral and holds sufficient FHLB stock. Based on collateral pledged and FHLB stock held, the Company was eligible to borrow an additional $88.7 million as of September 30, 2026.
In addition, the Company had additional lines of credit of $10.0 million with other financial institutions as of September 30, 2026 and December 31, 2025.

Stockholders’ Equity

Broadway Financial Corporation and subsidiary equity was $255.5 million, or 16.4%, of the Company’s total assets, at September 30, 2026, compared to $262.8 million, or 19.6% of the Company’s total assets, at December 31, 2025. Book value per share was $11.37 at September 30, 2026, compared to $12.28 at December 31, 2025. Capital ratios remain strong with a Community Bank Leverage Ratio of 12.83% at September 30, 2026 and 14.09% at December 31, 2025.

Liquidity

The objective of liquidity management is to ensure that we have the continuing ability to fund operations and meet our obligations on a timely and cost-effective basis.

During the first nine months of 2026, the Company's balance sheet increased significantly due to growth in both loans and deposits. Loan growth was driven by a combination of organic production, including commercial and construction lending activities, and the purchase of government-guaranteed loans. Deposit growth was driven in part by utilizing marketplace deposits, which provided access to additional funding sources to support loan growth and enhance liquidity.  During the nine months ended September 30, 2026, the Bank purchased $113.4 million of government-guaranteed loans, obtained $238.4 million of marketplace deposits, and purchased $100.0 million in brokered CDs.

The Bank’s sources of funds include deposits, advances from the FHLB and other borrowings, proceeds from the sale of loans and investment securities, and payments of principal and interest on loans and investment securities. The Bank is currently approved by the FHLB of Atlanta to borrow up to 25% of total assets to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. Based on FHLB stock held and collateral pledged as of September 30, 2026, the Bank had the ability to borrow an additional $88.7 million from the FHLB of Atlanta. In addition, the Bank had additional lines of credit of $10.0 million with other financial institutions.

The Bank’s primary uses of funds include originations of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and the payment of operating expenses. Also, when the Bank has more funds than required for reserve requirements or short-term liquidity needs, the Bank invests excess cash with the Federal Reserve Bank or other financial institutions. The Bank’s liquid assets at September 30, 2026 consisted of $49.3 million in cash and cash equivalents and $211.2 million in securities available-for-sale that were not pledged, compared to $10.5 million in cash and cash equivalents and $161.1 million in securities available-for-sale that were not pledged at December 31, 2025. Currently, we believe the Bank has sufficient liquidity to support growth over the next twelve months and in the longer term.

            The investment portfolio reflects unrealized losses primarily as a result of changes in market interest rates. Management has both the intent and ability to hold these securities until recovery of their amortized cost basis and does not believe such unrealized losses adversely impact the bank’s liquidity position.

 Deposits increased by $192.4 million, or 21.0%, to $1.1 billion at September 30, 2026, from $917.6 million at December 31, 2025. The increase in deposits was attributable to increases of $157.9 million in savings deposits, $33.4 million in certificates of deposit accounts, and $8.5 million in liquid deposits (demand, interest checking, and money market accounts), partially offset by decreases of $4.4 million in CDARS and $3.0 million in Insured Cash Sweep deposits. As of September 30, 2026, our uninsured deposits represented 34% of our total deposits, consistent with December 31, 2025.

            Management actively monitors depositor concentrations, uninsured deposit balances, and liquidity stress metrics as part of its liquidity management framework. Management believes its liquidity position remains supported by a diversified funding base, available borrowing capacity, and established depositor relationships.

Deposit growth during the first nine months of 2026 included funding obtained through marketplace deposits. While deposits obtained through deposit placement platforms generally carry higher funding costs than certain traditional core deposit relationships, management believes they provide an efficient source of funding to support balance sheet growth, diversify funding sources and maintain liquidity. Management continues to monitor deposit pricing, concentrations, retention characteristics and overall funding costs associated with these deposits.

The Bank had commitments to fund $16.8 million in loans that were approved but unfunded as of September 30, 2026. In addition, the Bank had $3.6 million in unfunded line of credit loans and $26.3 million in unfunded construction loans as of September 30, 2026.

              The Bank has a significant concentration of deposits with four customers that accounted for approximately 18% of its deposits as of September 30, 2026. The Bank also has a significant concentration of short-term borrowings from one customer that accounted for 90% of the outstanding balance of securities sold under agreements to repurchase as of September 30, 2026. The Bank has long-term relationships with these customers and expects to maintain its relationships with them for the foreseeable future.

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

The Company recorded consolidated net cash outflows from investing activities of $181.3 million during the nine months ended September 30, 2026, compared to net cash outflows from investing activities of $66.0 million during the nine months ended September 30, 2025. Net cash outflows from investing activities for the nine months ended September 30, 2026 were primarily due to funding of new loans, net of repayments, of $118.9 million, purchases of available-for-sale securities of $100.9 million, and purchases of FHLB stock of $24.9 million, partially offset by $40.1 million of principal payments on and maturities of available-for sale-securities and $23.5 million of proceeds from FHLB stock redemptions. Net cash outflows from investing activities for the nine months ended September 30, 2025 were primarily due to purchases of available-for-sale securities of $117.9 million, funding of new loans, net of repayments, of $15.5 million, and purchases of bank owned life insurance of $20.0 million, partially offset by principal payments on and maturities of available-for-sale securities of $84.0 million.

The Company recorded consolidated net cash inflows from financing activities of $216.1 million during the nine months ended September 30, 2026, compared to consolidated net cash inflows from financing activities of $21.8 million during the nine months ended September 30, 2025. Net cash inflows from financing activities during the nine months ended September 30, 2026 were primarily due to proceeds of FHLB borrowings of $939.5 million and a net increase in deposits of $192.4 million, partially offset by repayments of FHLB borrowings of $912.5 million. Net cash inflows from financing activities during the nine months ended September 30, 2025 were primarily due to proceeds of FHLB advances of $549.5 million and a net increase in deposits of $103.8 million, partially offset by repayments of FHLB advances of $637.5 million.

Capital Resources and Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary, actions by the regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. As of September 30, 2026 and December 31, 2025, the Bank exceeded all capital adequacy requirements to which it is subject and meets the qualifications to be considered “well capitalized.” (See Note 11 – Regulatory Matters.)

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

Tangible book value per common share is a non-GAAP measurement that excludes the net unamortized core deposit intangible asset, which was originally recorded in connection with the CFBanc merger. The Company uses this non-GAAP financial measure to provide supplemental information regarding the Company’s financial condition and operational performance. Management believes this measure is useful to investors as tangible equity is a measure that is consistent with the calculation of capital for bank regulatory purposes, which excludes intangible assets from the calculation of risk based ratios, and provides a meaningful assessment of capital adequacy and facilitates comparisons with other financial institutions. A reconciliation between common book value and tangible book value per common share is shown as follows:

	Common Equity	Shares	Per Share
	Capital	Outstanding	Amount
		(Dollars in thousands)
September 30, 2026
Common book value	$105,468	9,276,317	$11.37
Less:
Net unamortized core deposit intangible	1,232
Tangible book value	104,236	9,276,317	11.24

December 31, 2025
Common book value	112,751	9,180,498	12.28
Less:
Net unamortized core deposit intangible	1,460
Tangible book value	$111,291	9,180,498	$12.12

The Company calculates net income before preferred dividends and goodwill impairment by adding preferred stock dividends and goodwill impairment to net income (loss) attributable to common stockholders. Earnings per common share - diluted before preferred dividends and goodwill impairment is calculated by dividing net income (loss) before preferred dividends and goodwill impairment by the weighted average common shares outstanding for diluted earnings per common share. Management considers this information important to stockholders because it provides additional perspective on the earnings available from the Company’s operating activities and facilitates comparisons across reporting periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)		(Dollars in thousands)

Net income (loss) attributable to common stockholders	$392	$(24,633)	$1,019	$(28,070)
Net loss attributable to participating securities	8	-	24	-
Add: Preferred stock dividends	750	750	2,250	2,250
Net income before preferred dividends	1,150	(23,883)	3,293	(25,820)
Add: Goodwill impairment	-	25,858	-	25,858
Net income before preferred dividends and goodwill impairment	$1,150	$1,975	$3,293	$38

Weighted average common shares outstanding for diluted earnings per common share	8,871,913	8,617,707	8,854,549	8,581,883
Earnings per common share - diluted before preferred dividends and goodwill impairment	$0.13	$0.23	$0.37	$0.00

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2026 was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and other members of the Company’s senior management. Based on the evaluation, management identified material weaknesses related to the Company’s internal control over financial reporting and, as a result, concluded that the Company’s disclosure controls and procedures were ineffective as of September 30, 2026. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis.

Management identified the following material weaknesses in the Company’s internal control over financial reporting:

The Company did not maintain effective components of the Committee of Sponsoring Organizations of the Treadway Commission framework in the areas of control activities, information and communication process and monitoring activities that contributed to the following material weaknesses:

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

Management continues implementation of remediation activities, including enhanced technical accounting review procedures for unusual and infrequent transactions, expanded management-level review controls, strengthened quarterly review procedures, and enhanced processes surrounding the identification and evaluation of collateral-dependent loans and updated appraisals. Management will continue to evaluate the effectiveness of these remediation efforts and implement additional enhancements as necessary.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 13, 2026	By:	/s/ Brian Argrett
Brian Argrett
Chief Executive Officer

Date: November 13, 2026	By:	/s/ Zack Ibrahim
Zack Ibrahim
Chief Financial Officer